Form 10-Q
period 1997-09-30
MATERIAL TECHNOLOGIES INC /CA/
filed 1997-11-14
CIK 1036668

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF

                         THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended: September 30, 1997     Commission file number: 33-23617

                             MATERIAL TECHNOLOGIES, INC.
                (Exact name of registrant as specified in its charter)



                 Delaware                                  95-4622822
---------------------------------------------        -----------------------
(State or other jurisdiction of incorporation            (IRS Employer
             or organization)                          identification No.)


                             11661  San Vicente Boulevard
                                      Suite  707
                            Los Angeles, California 90049
                       ---------------------------------------
                       (address of principal executive offices)



                                     (310) 208-5589
                    --------------------------------------------
                 (Registrant's telephone number including area code)

             Securities Registered pursuant to Section 12(g) of the Act:

                                        COMMON

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X   No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this form 10-K. [ ]

    The aggregate market value of the voting stock held by Non-affiliates of the registrant at November 7, 1997 was approximately $1,350,000.

    Documents incorporated by reference-None.

                                    INDEX


                                                                         PAGE
                                                                         -----
Part 1. Financial Statements

    Balance Sheets                                                       3 - 4

    Statements of  Operations  -
       Third Quarter Ended September 30, 1996 and 1997 and from
       the Company's inception (October 21, 1983) through
       September 30, 1997                                                  5

    Statements of Cash Flows
       Third Quarter Ended September 30, 1996 and 1997 and from
       the Company's inception (October 21, 1983) through
       September 30, 1997                                                6 - 7

    Notes to Financial Stateme                                             8

    Management's Discussion and Analysis                                 9 - 10


Part 2.  Other Information                                                 11

                          MATERIAL TECHNOLOGIES, INC.
                         (A Development Stage Company)
                               BALANCE SHEETS

                                   ASSETS

                                          December 31,   September 30,
                                             1996            1997
                                          ------------   ------------
                                                          (Unaudited)
CURRENT ASSETS
  Cash and Cash Equivalents                  $      --      $      --
  Accounts Receivable                               --         93,229
  Recievable on Reimbursed Expenses                 --         50,000
  Prepaid Expenses                               6,472             --
                                             ---------     ----------
    TOTAL CURRENT ASSETS                         6,472        143,229
                                             ---------     ----------
FIXED ASSETS
  Property and Equipment, Net
      of Accumulated Depreciation               98,016        102,251
                                             ---------     ----------
OTHER ASSETS
   Intangible Assets, Net of
      Accumulated Amortization                  20,669         19,177
  Investment in Tensiodyne Corporation          55,200         13,800
  Note Receivable (Including
    Accrued Interest)                           25,753             --
  Refundable Deposit                             2,189          2,189
                                             ---------     ----------
    TOTAL OTHER ASSETS                         103,811         35,166
                                             ---------     ----------
    TOTAL ASSETS                            $  208,299     $  280,646
                                             ---------     ----------
                                             ---------     ----------

                         See accompanying notes

                       MATERIAL TECHNOLOGIES, INC.
                      (A Development Stage Company)
                             BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS'  (DEFICIT)

                                                                        December 31,  September 30,
                                                                            1996          1997
                                                                        ------------  -------------
                                                                                       (Unaudited)
CURRENT LIABILITIES
  Bank Overdraft                                                          $    2,422       $    195
  Legal Fees Payable                                                         128,191        105,382
  Accounts Payable - Other                                                    33,221         95,835
  Accrued Officers Salary                                                    372,000        530,500
  Accrued Employee Salaries                                                       --          1,250
  Accrued Payroll Taxes                                                       19,124         33,694
  Loan Payable - Officer                                                      56,846         90,793
  Loan Payable-Others                                                         32,627         33,030
  Payable on Research and
     Development Sponsorship                                                 188,495        188,495
                                                                           ---------     ----------
    TOTAL CURRENT LIABILITIES                                                832,926      1,079,174

Loans Payable - Officer                                                      122,698             --
Loans Payable - Other                                                         90,893         25,000
                                                                           ---------     ----------
    TOTAL LIABILITIES                                                      1,046,517      1,104,174
                                                                           ---------     ----------
REDEEMABLE PREFERRED STOCK
  Class B Preferred Stock, $.001 Par Value
     Authorized 510 Shares, Outstanding 15 Shares at December
     31, 1996 and September 30, 1997; Redeemable at $10,000
     Per Share After January 31, 2004                                        150,000        150,000
                                                                           ---------     ----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Class A Common Stock, $.001 Par Value, Authorized 10,000,000
     Shares, Outstanding 2,580,546, at December 31, 1996, and
      5,560,000 Shares at September 30, 1997                                   2,580          5,560
  Class B Common Stock, $.001 Par Value, Authorized 300,000
     Shares, Outstanding 60,000 Shares                                            60             60
  Class A Preferred, $.001 Par Value, Authorized 10,000,000 Shares
     Outstanding 350,000 Shares                                                  350            350
  Additional Paid in Capital                                               1,799,181      2,458,793
  Less Notes Receivable - Common Stock                                       (14,720)       (14,720)
  Deficit Accumulated During the Development Stage                        (2,830,869)    (3,437,371)
  Unrealized Holding Gain on Investments in Securities                        55,200         13,800
                                                                           ---------     ----------
                                                                           ---------     ----------
  TOTAL STOCKHOLDERS' (DEFICIT)                                             (988,218)      (973,528)
                                                                           ---------     ----------
    TOTAL LIABILITIES AND STOCKHOLDERS'                                      208,299        280,646
                                                                           ---------     ----------
                                                                           ---------     ----------

                             See accompanying notes

                          MATERIAL TECHNOLOGIES, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS


                                                                                                                From Inception
                                                      For the Three Months Ended    For the Nine Months Ended  (October 21, 1983)
                                                             September 30,                  September 30,            Through
                                                           1996         1997           1996            1997     September 30, 1997
                                                       ----------    -----------    -----------    -----------  ------------------
                                                       (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)      (Unaudited)
 REVENUES
  Sale of Fatigue Fuses                                $      --      $      --      $      --      $      --     $   64,505
  Sale of Royalty Interests                                   --             --             --             --        198,750
  Research and Development Revenue                            --         91,348             --        196,070        908,650
  Test Services                                               --             --             --             --         10,870
                                                       ---------     ----------     ----------      ---------     ----------
    TOTAL REVENUES                                            --         91,348             --        196,070      1,182,775
                                                       ---------     ----------     ----------      ---------     ----------

COSTS AND EXPENSES
  Research and Development                                    --         10,505             --         41,889      1,550,187
  General and Administrative                             163,772        639,310        367,198        916,598      3,067,106
                                                       ---------     ----------     ----------      ---------     ----------
    TOTAL COSTS AND EXPENSES                             163,772        649,815        367,198        958,487      4,617,293
                                                       ---------     ----------     ----------      ---------     ----------
    INCOME (LOSS) FROM OPERATIONS                       (163,772)      (649,815)      (367,198)      (958,487)    (3,434,518)
                                                       ---------     ----------     ----------      ---------     ----------

OTHER INCOME (EXPENSE)
  Expense Reimbursed                                                    120,558             --        120,558        114,032
  Rental  Income                                              --             --             --          3,843          3,843
  Interest Income                                            500             --          1,524             --         39,487
  Gain on Sale of Tensiodyne Corporation Common Stock         --             --          9,656         13,901         31,651
  Gain on Sale of Real Estate                                             1,600                         1,600          1,600
  Gain on Foreclosure of Real Estate                          --             --             --         16,014         16,014
  Miscellaneous Income                                        --             --             --             --         25,145
  Loss on Sale of Equipment                                   --             --             --             --        (12,780)
  Settlement of Teaming Agreement                             --             --             --             --         50,000
  Litigation Settlement                                       --             --             --             --         18,095
                                                       ---------     ----------     ----------      ---------     ----------
    TOTAL OTHER INCOME                                       500        122,158         11,180        155,916        287,087
                                                       ---------     ----------     ----------      ---------     ----------
NET INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEMS AND PROVISION FOR INCOME TAXES                  (163,272)      (436,309)      (356,018)      (606,501)    (3,147,431)
PROVISION FOR INCOME TAXES                                    --             --             --             --         (7,000)
                                                       ---------     ----------     ----------      ---------     ----------
    NET INCOME (LOSS) BEFORE
      EXTRAORDINARY ITEMS                               (163,272)      (436,309)      (356,018)      (606,501)    (3,154,431)

 EXTRAORDINARY ITEMS
  Forgiveness of Debt                                         --             --             --             --       (289,940)
  Utilization of Operating  Loss Carry forward                --             --             --             --          7,000
                                                       ---------     ----------     ----------      ---------     ----------
    NET INCOME (LOSS)                                $  (163,272)   $  (436,309)   $  (356,018)   $  (606,501) $  (3,437,371)
                                                       ---------     ----------     ----------      ---------     ----------
                                                       ---------     ----------     ----------      ---------     ----------
PER SHARE DATA
  Income (Loss) Before Extraordinary Item                                 (0.08)                        (0.11)
                                                                     ----------                     ---------
                                                                     ----------                     ---------
  Extraordinary Items
    NET INCOME (LOSS)
  COMMON SHARES OUTSTANDING                                           5,560,000                     5,560,000
                                                                     ----------                     ---------
                                                                     ----------                     ---------


                               See accompanying notes

                           MATERIAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                                From Inception
                                                      For the Three Months Ended    For the Nine Months Ended  (October 21, 1983)
                                                             September 30,                  September 30,            Through
                                                           1996         1997           1996            1997     September 30, 1997
                                                       ----------    -----------    -----------    -----------  ------------------
                                                       (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                   $  (163,272)   $  (436,309)   $  (356,018)   $  (606,501)    $  (3,437,371)
                                                      -----------    -----------    -----------    -----------     -------------
  Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided
    (Used) by Operating Activities
  Depreciation and Amortization                             1,885          1,194          4,661          3,585           163,300
  Gain on Sale of Tensiodyne Corporation
      Common Stock                                             --             --         (9,656)       (13,901)          (13,901)
  Gain on Real Estate Foreclosure                              --          4,045             --        (17,202)          (17,202)
  Gain on Sale of Real Estate                                  --         (1,600)            --         (1,600)           (1,600)
  Charge off of Deferred Offering Costs                        --             --             --             --            31,480
  Loss on Sale of Equipment                                    --             --             --             --            12,780
  Issuance of Common  Stock for Services                       --             --             --          2,000           297,965
  Issuance of Stock for Agreement Modification                 --             --             --             --               152
  Forgiveness of Indebtedness                                  --             --             --             --           165,000
  (Increase) in Accounts Receivable                            --        (48,055)            --        (93,229)          (93,229)
  (Increase) in Receivable on Reimbursed Expenses              --        (50,000)            --        (50,000)          (50,000)
  Decrease in Prepaid Expenses                                 --          5,223             --          6,472             5,001
  Increase (Decrease) in Accounts
    Payable and Accrued Expenses                          112,500        485,968        212,286        583,897         1,138,853
  Interest Accrued on Note Payable                          3,919            403         11,755         15,100            43,652
  Increase in Research and Development
     Sponsorship Payable                                       --             --             --                          188,495
  (Increase) in Note for Litigation Settlement               (500)            --         (1,523)                         (25,753)
  (Increase) in Deposits                                       --             --             --                           (2,189)
                                                         --------      ---------      ---------      ---------       -----------
    TOTAL ADJUSTMENTS                                     117,804        397,178        217,523        435,122         1,842,804
                                                         --------      ---------      ---------      ---------       -----------
  NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                                   (45,468)       (39,131)      (138,495)      (171,379)       (1,594,567)
                                                         --------      ---------      ---------      ---------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds From Sale of Equipment                              --             --             --             --            10,250
  Proceeds from Sale of Tensiodyne Corporation                 --             --
      Common Stock                                             --             --          9,656             --                --
  Net Proceeds from Sale of Real Estate                        --         44,555                        44,555            44,555
  Purchase of Property and Equipment                           --             --             --         (6,328)         (232,437)
  (Increase) in Other Assets                                   --             --             --             --           (69,069)
  Payment for License Agreement                                --             --             --             --            (6,250)
                                                         --------      ---------      ---------      ---------       -----------
  NET CASH PROVIDED (USED) BY
   INVESTING ACTIVITIES                                        --         44,555          9,656         38,227          (252,951)
                                                         --------      ---------      ---------      ---------       -----------

                             See accompanying notes

                           MATERIAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                                From Inception
                                                      For the Three Months Ended    For the Nine Months Ended  (October 21, 1983)
                                                             September 30,                  September 30,            Through
                                                           1996         1997           1996            1997     September 30, 1997
                                                       ----------    -----------    -----------    -----------  ------------------
                                                       (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)      (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Common Stock
    Net of Offering Costs                               $  36,540      $      --        174,040        113,902           846,221
  Costs incurred in Offering                                   --             --             --             --           (36,480)
  Sale of Common Stock Warrants                                --             --             --             --            18,250
  Sale of Preferred Stock                                      --             --             --             --           258,500
  Sale of Redeemable Preferred Stock                           --             --             --             --           150,000
  Capital Contributions                                        --             --             --             --           301,068
  Loans  From  Officers                                        --             --         34,324         71,750           428,057
  Repayments to Officer                                   (25,200)        (8,500)       (55,800)       (52,500)         (282,762)
  (Increase) in Loans - Other                                  --             --         (1,786)            --           164,664
                                                         --------      ---------      ---------      ---------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:                      11,340         (8,500)       150,778        133,152         1,847,518
                                                         --------      ---------      ---------      ---------       -----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                (34,128)        (3,076)        21,939             --               --
BEGINNING BALANCE CASH AND
      CASH EQUIVALENTS                                     57,293          3,076          1,226             --               --
                                                         --------      ---------      ---------      ---------       -----------
ENDING BALANCE CASH AND CASH
    EQUIVALENTS                                         $  23,165       $     --      $  23,165          $  --               --
                                                         --------      ---------      ---------      ---------       -----------
                                                         --------      ---------      ---------      ---------       -----------

                             See accompanying notes

                          MATERIAL TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1996 and 1997 and the results of operations and cash flows for the three month periods then ended. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

                          MATERIAL TECHNOLOGIES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITIONS AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

    The Company had no sales during the nine month periods ended September 30, 1996, and 1997. Revenue generated during the nine months ended September 30, 1996, consisted of interest of $1,524 which accrued on a note due the Company and $9,656 on the sale common stock of Tensiodyne Corporation which the Company received on settlement of past claims which it had against Tensiodyne.

    During the nine month period ended September 30, 1997, the Company generated approximately $351,986 which consisted of $196,070 under its research and development contract with Southwest Research, Inc., rental income of $2,655 from the sublease of its offices, rental income of $1,188 from the short term lease of a residence on which the Company foreclosed upon, $13,901 from the sale of Tensiodyne common stock, net gain of $17,614 from the sale of the above indicated residence, and reimbursed expenses in the amount $120,558.

    During the nine month period ended September 30, 1997, the Company incurred approximately $41,889 in development costs all of which related to the above indicated contract with Southwest Research Institute, Inc.

    Under the terms of the arrangement with Southwest Research Institute, Inc. the Company invoices the expenses it incurs under the agreement which includes direct labor and other direct costs, and related general and administrative overhead expenses. It is not intended that the Company earn any significant profit under the agreement.

    General and administration costs were $357,198 and $916,598, respectively, for the nine-month periods ended September 30, 1996 and 1997.. The major expenses incurred during 1996, consisted of officer's salary of $217,500, professional fees of approximately $54,259, telephone expense of approximately $16,231, office expense of $6,717, rent of $16,307, interest expense of $11,757, and filing fees of $3,050. The major expenses incurred during the nine month period ended September 30, 1997, consisted of officer's salary of $550,500 of which $475,500 was accrued for past services, professional fees of $118,365, consulting services of $71,396, salaries of $38,500, payroll taxes of $28,708, travel expenses of $17,428, outside services of $21,102, interest expense of $16,572, and telephone of $12,062.

    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

    The Company had no sales during the three month periods ended September 30, 1996. The only revenue generated during the third quarter of 1996 was interest in the amounts of $500. The interest income consisted of interest which accrued on a note due the Company.

    During the three month period ended September 30, 1997, the Company generated approximately $213,506 which consisted of $91,348 under its research and development contract with Southwest Research Institute, Inc., net gain of $1,600 from the sale of the above indicated residence, and reimbursed expenses in the amount $120,558.

    During the three month period ended September 30, 1997, the Company incurred approximately $10,505 in development costs all of which related to the above indicated contract with Southwest Research Institute, Inc..

    General and administration costs were $163,772 and $639,310, respectively, for the three-month periods ended September 30, 1996 and 1997. The major expenses incurred during 1996, consisted of professional fees of approximately $19,811, telephone expense of approximately $5,522, travel of $5,846, rent of $5,435, interest expense of $3,919, and officer's salary of $112,500. The major expenses incurred in 1997, consisted of officer's salaries of $505,500 of which $475,500 was accrued for past services, professional fees of $43,887, office salaries of $7,672, consulting of $16,080, contractual services of $21,000, rent of $5,638, and office expense of $4,951.


    LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents as of September 30, 1996 and 1997 $23,165 and $.00, respectively. During 1996, the Company received $174,040 through the issuance of 64,000 shares of its common stock pursuant to the Company's Stock Option Plan, $34,324 from Officer advances, and $9,656 from the sale of Tensiodyne Corporation common stock. Of the $218,020 received in
    1996, $138,495 was used in operations,   $55,800 was repaid on officer
    advances,  and $1,786 was repaid on third party loans.

    During 1997, the Company received $113,902 through the issuance of its common stock, $71,750 through advances made by its President, $44,555 from the sale of a residence which was foreclosed on by the Company, $102,841 from its arrangement with Southwest Research Institute, Inc., and $3,843 in rental income. Of the $336,891 received in 1997, $278,063 was used in operations, $6,328 was used to purchase a computer system, and $52,500 was used to pay down loans made by the Company's President.

PART II. OTHER INFORMATION

ITEM 1. LITIGATION

    In September 1997, the Corporation and Robert M. Bernstein filed a declaratory judgment action in the Superior Court of Suffolk County Massachusetts naming Mr. Sherman Baker and his associates as defendants. The Corporation and Mr. Bernstein are asking the Court to declare that the 1994 agreement between the Corporation and the Baker Group does not and cannot require the Corporation or Mr. Bernstein to transfer stock to that group without consideration. In October 1997, the Baker Group answered the Complaint and filed counterclaims against Mr. Bernstein only, not the Corporation, seeking declaratory judgment in their favor and claiming breach of contract.

    Just prior to and on July 31, 1997, Sherman Baker and certain shareholders associated with Mr. Baker claimed that they should receive 35% of all shares issued to Robert M. Bernstein without consideration and claimed that the Agreement the Baker Group entered into in March
    1997 to exchange their Preferred Stock in SecurFone for Preferred Stock in the Corporation should be rescinded. As a result of Mr. Baker's claims and demand, SecurFone America, Inc., was hesitant to enter into the July 31 transactions with the Corporation and its shareholders. To secure any claims of indemnity against the Corporation that SecurFone may have related to these claims, the Corporation was required to forego receipt of $50,000 in the transaction with SecurFone until these claims are resolved. In addition, Robert M. Bernstein was required to escrow 150,000 of his personal shares of SecurFone to secure the claims of Mr. Baker and his associates. Accordingly, the law suit was filed to obtain a resolution of the dispute.


ITEM 2. CHANGES IN SECURITIES

    During the six month period ended June 30, 1997, the Company received $113,902 through the issuance of 100,000 shares of its common stock pursuant to the Company's Stock Option Plan. The Company also issued 800,000 shares of its common stock through the conversion of $188,593 of indebtedness, 1,499,454 shares of its common stock to its President for the cancellation of $372,000 of accrued wages, 20,000 shares of its common stock to a third party for consulting services, and issued 560,000 shares in the March 9, 1997 recapitilization.


PURSUANT TO THE REQUIREMENTS OF SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                      MATERIAL TECHNOLOGIES, INC.
                            REGISTRANT


               /s/ Robert M. Bernstein
              -----------------------------------------
              ROBERT M. BERNSTEIN, PRESIDENT AND CHIEF
               FINANCIAL OFFICER

              DATE: NOVEMBER 8, 1997