Form 10-K
period 1997-12-31
MATERIAL TECHNOLOGIES INC /CA/
filed 1998-03-19
CIK 1036668

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

Commission file number - 33-23617

                         MATERIAL TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

                                           Delaware
          95-4622822            State or other jurisdiction of
        (I.R.S. Employer       incorporation or organization
        Identification No.)

Suite 707, 11661 San Vicente Boulevard, Los Angeles, California         90049
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code   (310) 208-5589

Securities Registered pursuant to Section 12(b) of the Act:

  Title of each class             Name of each exchange on which registered
 _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ __ _ _ __ _ _ _ _ None_ _ _ _ _ _ _ _ _

Securities Registered pursuant to section 12(g) of the Act:

Class A Common Stock
(Title of Class)

    Indicate by check mark whether the registrant (1) has filed allreports required to be filed by Section 13 or 15(d) of the SecuritiesExchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [

      State the aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

      The aggregate market value of the voting stock and non-voting commonequity held by non-affiliates computed by reference to the price at whichsuch common equity was sold on February 5, 1998 is $1,985,542.


DOCUMENTS  INCORPORATED  BY  REFERENCE

      List hereunder the following documents incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). S-1 Registration Statement for
Material  Technologies,  Inc.,  effective  July  31,  1997.

                                  PART I

                         MATERIAL TECHNOLOGY, INC.

ITEM 1.  BUSINESS

Material Technologies, Inc. ("Matech"), a development stage company, successor on July 31, 1997, to Material Technology, Inc.'s ("Matech 1") business, owns that certain device known as the Fatigue Fuse, which requires additional testing to more precisely identify appropriate commercial uses prior to manufacturing and marketing. Matech is also the exclusive licensee of the Electrochemical Fatigue Sensor, which requires substantial additional development. These technologies are intended to indicate the level of fatigue of certain metal structures including aircraft, bridges, cranes, ships, and other structures. No commercial application of Matech's products hasbeen arranged to date and it will be Matech's aim to develop a market for the Fatigue Fuse once testing is completed and for the Electrochemical Fatigue Sensor once it has been fully developed.

The Company is seeking to raise funds from numerous sources, including various state and federal governmental agencies and/or private or public offerings of securities. At this time, however, the Company has no firm agreements other than a teaming agreement with Southwest Research Institute ("SWRI") related tothe Air Force contract signed on February 25,1997. In August 1996, Matech entered into a teaming agreement with SWRI, San Antonio, Texas (a non-profit research facility) and the University of Pennsylvania. On February 25, 1997 the team was awarded a $2.5 million Phase I contract to "determine the feasibility of the EFS to
improve   the  United  States  Air  Force  capability  to  perform   durability
assessments of military aircraft, including both air frames and engines through the application of the EFS to specific military aircraft alloys." Matech's share of this award is approximately $550,000. Sufficient interest has been generated by the military and the Pentagon and Congress has appropriated an additional $5,000,000 for further development related to the EFS technology. The contracting process for the additional funding has begun. The Company anticipates that process will take two to three months from the date of this filing.

Management anticipates marketing the Fatigue Fuse separately at first. If the Electrochemical Fatigue Sensor is successfully developed, the two products will complement each other. Matech is aware of several manufacturers capable of producing the Fatigue Fuse at a reasonable cost. No assurance can be given, however, that these devices will be successfully completed, that they can be commercially produced, that they will perform to Management's expectations, or that commercial markets will be successfully developed. Moreover, there may be significant competition for the fatigue Fuse if and when it is marketed.

DEVELOPMENT  OF  TECHNOLOGIES

The development and application sequence for the Fatigue Fuse and Electrochemical Fatigue Sensor consists of Basic Research, Exploratory Development, Advanced Development, Prototype Evaluation, Application Demonstration, and Commercial Sales and Service. The Fatigue Fuse came first and is furthest along the path, beginning with the Basic Research by the inventor, Professor Maurice Brull of the University of Pennsylvania. Matech conducted the Advanced Development, including variations of the adhesive bonding process, and fabrication of a laboratory grade recorder for the separation events which constitute proper functioning of the Fatigue Fuse. The next step, Prototype Applications, is almost complete, encompassing empirical tailoring of Fuse parameters to fit the actual spectrum loading expected in specific applications. The associated tests include both coupon specimens and full scale structural tests with attached Fuses. A prototype of a flight qualifiable operational separation event recorder was designed, fabricated, and successfully demonstrated. The next tasks will be to prepare a mathematical analysis for more efficient selection of Fuse parameters and to conduct a comprehensive test program to prove the ability of the Fatigue Fuse to accurately indicate fatigue damage when subjected to realistically large variations in spectrum loading. The final tasks prior to marketing will be an even larger group of demonstration tests.

The Fatigue Fuse is in its final stages of testing and development. To beginmarketing the Fatigue Fuse, will take from 6 to 12 months and cost approximately $600,000, including technical and beta testing and final development. Iftesting, development, and marketing are successful, management estimates Matechshould begin receiving revenue from the sale of the Fatigue Fuse within a yearof receiving the $600,000. Management cannot estimate the amount of revenuethat may be realized.

To date, certain organizations have included Matech's Fatigue Fuse in test programs. Already completed are tests for welded steel civil bridge members. In 1996, Westland Helicopter, a British firm, tested the Fatigue Fuse on Helicopters. That test was successful in that the legs of the fuses failed in sequence as predicted. British Aerospace is conducting a full scale, 3 year test of the Fatigue Fuse on Grumman T-38 training aircraft. Matech has also received commercial inquires on the availability of fatigue Fuses for windmills, marine cranes, and refinery pressure vessels.

DESCRIPTION  OF  TECHNOLOGIES

The  Fatigue  Fuse

The Fatigue Fuse was designed to be affixed to a structure to give warnings as preselected portions of the fatigue life have been used up (i.e., how far to failure the object has progressed).It will give warnings against a condition of widespread generalized cracking due to fatigue.

The Fatigue Fuse is a thin piece of metal similar to the material being monitored. It consists of a series of parallel metal strips connected to a common base, much as fingers are attached to a hand. Each of the "fingers" has a different geometric pattern called "notches" defining its boundaries. By application of the laws of physics in determining the geometric contour of each of the notches, the fatigue life of each of the fingers should be finite and predictable. When the fatigue life of a given finger (or Fuse) is reached, the fuse breaks. By implementing different geometry of each finger in the array, different increments of fatigue life become observable. Typically, notches will be designed to facilitate the observation of increments of fatigue life of 10% to 20%. By mechanically attaching or bonding these devices to different areas of the structural member of concern, the Fuse undergoes the same fatigue history as the structural member. Therefore, breakage of a Fuse will indicate that an increment of fatigue life has been reached for the structural member.

Fatigue results from a metal object being subjected to repeated cyclic strain. In a commercial context this strain and concomitant stress comes about as a result of a large number of cycles of loading and unloading. Sudden fracture can result. Fatigue damage and the resultant compromise of the stability and integrity on the member experiencing fatigue can present the potential for structural failure and extreme danger. Such objects as bridges and the wings of airplanes are subject to fatigue and it is obvious that the sudden fracture of such an object would have disastrous results. It is presently impossible, under any generally acceptable theory of fatigue phenomena, to predict by analysis alone when the limit is reached and when a fracture may take place. Further, in normal usage, the damage occurs cumulatively, at microscopic levels and can only be detected in the early stages at a time when dire results can be avoided by examination of the microscopic structure.

This difficulty has caused designers of objects and structures subject to fatigue to be extremely conservative by designing structures in a manner which maintains the stresses presented in critical areas of a structure at a level well below the know endurance limits of the material employed. In many instances this has resulted in extreme expense. In spite of this "overdesigning", catastrophic fatigue failures still occur. Although tests of the Fatigue Fuse have been performed in independent laboratories and the Fuse has been shown to perform as designed and as expected, Management has determined that substantial additional testing is necessary to ensure that it will be possible to calibrate various types of loading spectra, i.e., the range and types of stresses which a metal object experiences during usage. Management estimates that it will require an outlay of approximately $350,000 to accomplish this additional testing. If this money were available, Management estimates that such additional testing could be accomplished in 6 to 12 months.

Management believes that the Fatigue Fuse will be of value in monitoring aircraft, ships, bridges, conveyor systems, mining equipment, cranes, etc. No special training will be needed to qualify individuals to report any broken segments of the Fatigue Fuse to the appropriate engineering authority for necessary action. The success of the device is contingent upon Matech's successful development and marketing of the Fatigue Fuse, and no assurance can be given that Matech will be able to overcome the obstacles relating to introducing a new product to the market. To determine its ability to produce and market the Fatigue Fuse, Matech needs substantial additional capital and no assurance can be given that needed capital will be available.

Electrochemical  Fatigue  Sensor  ("EFS")

In August, 1993, Tensiodyne, a predecessor of Matech 1, entered into two agreements, a license and a development agreement, with the University of Pennsylvania regarding a new invention designed to measure electrochemically the status of fatigue of a structure without knowing the structure's past loading history. Pursuant to the license agreement, 12,500 shares of Tensiodyne's common stock were issued, a 5% royalty on sales of this product was granted, and under the development agreement Tensiodyne undertook to pay $11,112 per month for a total of 18 months, for a total payment of $200,000. As of this date, no payments have been made on this obligation. On December 17, 1997, the company and the University modified the terms of the licensing agreement and related obligation. The terms of the modified agreements include an increase in the University's royalty to 7% of the sale of related products, the issuance of additional shares of the Company's Class A Common Stock to equal 5% of the outstanding stock of the Company as of December 17, 1997, and to pay to the University 30% of any amounts raised by the Company in excess of $150,000
(excluding amounts received on government grants or contracts) up to $200,000 plus interest at 1 (r) % per month from June 30, 1997.

The EFS is a high precision instrument consisting of (a) a cell which can be attached to a structure to measure electrical current and (b) software to interpret the current measurements. The cell is an enclosure which contains a fluid or gel which conducts electricity and two metal electrodes connected to external wires leading to a battery and the current measuring instrument. The sensor is temporarily attached to a structural member, then the member is subjected to multiple loads while the instrument records the current. A computer analyzes the current record to determine the degree of fatigue damage present at the location of the sensor in the structure. Then the sensor is removed.
Preliminary tests at the University of Pennsylvania on different metals indicates that various stages of fatigue in each metal produce a current specifically associated with each stage. For example, if the specific metal has experienced 20% of its fatigue life, the current produced with the EFS technology has certain characteristics, i.e. a signature. If the metal has experienced 40% of its fatigue life, the current has a different but distinct signature associated with that amount of fatigue.

The EFS is in the initial stage of research. No assurance can be given that it can be successfully developed or that, if successfully developed, it can be produced at a commercially acceptable price, and that even if these two conditions are met, that there will be a market for the EFS.

PATENTS

Matech is the assignee of four patents originally issued to Tensiodyne Corporation, a predecessor of Matech. The first was issued on May 27, 1986, and expires on May 27, 2003. It is entitled "Device for Monitoring Fatigue Life" and bears United States Patent Office Numbers 4,590,804. The second patent, entitled "Method of Making a Device for Monitoring Fatigue Life" was issued on February 3, 1987 and expires February 3, 2004, United States Patent Office Number 4,639,997. The third patent, entitled "Metal Fatigue Detector" was issued on August 24, 1993 and expires on August 24, 2010, United States Patent Number 5,237,875. The fourth patent, entitled "Device for Monitoring the Fatigue Life of a Structural Member and a Method of Making Same," was issued on June 14, 1994 and expires on June 14, 2011, United States Patent Number 5,319,982.

STRATEGIC ALLIANCE WITH STRUCTURAL INTEGRITY MONITORING SYSTEMS

The Company has entered into a strategic alliance with Structural Integrity Monitoring Systems ('SIMS') of Willimantic, Connecticut. The company and SIMS are in the final stages of planning to obtain government funding to develop and demonstrate a bridge monitoring systems. The Company and SIMS have formed a
Delaware corporation, Millennium Bridge Monitoring, Inc. The Company and SIMS will each own 50% of Milllennium Bridge and will each license its technology to that Company. Millennium Bridge will then apply for federal government funds for development and a demonstration project. As this plan is in its early stages, the Company can

DISTRIBUTION METHODS OF PRODUCT

Provided there are funds to support such activities, as to which no assurance can be given, Matech intends to exhibit the Fatigue Fuse and the Electrochemical Fatigue Sensor at various aerospace trade shows and will also market its products directly to end users, including aircraft manufacturing and aircraft maintenance companies, manufactures and operators of cranes, certain state regulatory agencies charged with overseeing maintenance of bridges, and companies engaged in manufacturing and maintaining large ships and tankers, and to the military. Although management intends to undertake marketing, dependent on the availability of funds, within and with out the United States, no assurance can be given that any such marketing activities will be implemented.

Competition

Matech's  Products

1. The Electrochemical Fatigue Sensor is intended to provide a fatigue measurement which cannot now be obtained from any other instrument, namely, an assessment of the extent of fatigue damage before cracks have grown to a size detectable by nondestructive inspection, in a structure which has not previously been instrumented or monitored to record the loads or strains experienced in service.

2. The Fatigue Fuse provides a simple low-tech way to assess and predict fatigue
damage,  which  otherwise  requires   complex  instrumentation,  precision  data
recording,  and  sophisticated  analytical  programs.

Competitor's  Products

Other technologies exist which indicate fatigue damage. Single cracks larger than a minimum size can be found by nondestructive inspection methods such as dye penetrant, radiography, eddy current, acoustic emission, and ultrasonics. Track of load and strain history, for subsequent estimation of fatigue damage by computer processing, is possible with recording instruments such as stain gauges and counting accelerometers. These methods have been used for up to 40 years and also offer the advantage that they have been accepted in the market, whereas Matech's products will remain largely unproven for some currently indeterminable period. Companies marketing these alternate technologies include Magnaflux Corporation, Kraut-Kermer-Branson, Dunegan-Endevco, and MicroMeasurements. These companies have more substantial assets, greater experience, and more resources than Matech, including but not limited to, established distribution channels and an established computer base. The familiarity and loyalty to these technologies may be difficult to dislodge. Because Matech is still in its development stage, it is unable to predict whether its technologies will be successfully developed and commercially attractive in potential markets.

ITEM  2.  PROPERTIES

As of April 10, 1997, the Company entered into a lease at 11661 San Vincente Boulevard, Suite 707, Los Angeles, California, 90049, which has a term of 24 months beginning June 1, 1997. The space consists of 830 square feet and will be adequate for the Company's current and foreseeable needs. The total rent is $40,464.00 payable at $1,868.00 per month.

Matech owns a remote monitoring system and certain manufacturing equipment which is presently leased to the University of Pennsylvania (Laboratory for Research on the Structure of Matter) for instructional and testing purposes. In consideration for leasing this equipment, the University has agreed to perform 1,200 hours of testing on materials to be used in connection with the Fatigue Fuse. The first five year term of this lease will expire on March 31,1998. Lessee has the right to borrow the equipment for a further five year period. Upon the expiration of the second five year period, the University has the right to purchase the equipment at its then fair market value.

ITEM  3.  LEGAL  PROCEEDINGS

On August 26, 1997, the Company and its President, Robert M. Bernstein filed a complaint in the Superior Court of the Commonwealth of Massachusetts, Suffolk Co., Material Technologies, Inc. and Robert M. Bernstein v. Sherman Baker et al., No. 97-4590B. The complaint seeks a declaratory judgment that, under a 1994 agreement with a group of investors known as the Baker Group, that group is not entitled to receive shares of the Company without payment of consideration. Under the 1994 agreement, Robert M. Bernstein is required to provide the Baker Group with the opportunity to purchase 35% of any and all shares that the Company issues to him.

On October 22, 1997, the Baker Group defendants filed an answer and counterclaims against Robert M. Bernstein only. The Baker Group also seeks a declaratory judgment and damages against Mr. Bernstein for breach of contract and for inducing the group to enter into an exchange agreement in connection with the SecurFone transaction that was closed on July 31, 1997. As a result of the Baker Group's claims against Mr. Bernstein and in order to close the SecurFone transaction, Mr. Bernstein placed 150,000 of his SecurFone shares in escrow subject to a resolution of the Baker Group's claims and SecurFone has withheld payment of $50,000 to the Company until those claims are resolved. The Company's failure to receive that $50,000 has had an adverse impact on the Companies operating capital. The parties are in the midst of settlement discussions.

On January 13, 1998 Linda Biron, an individual, served a Complaint on Robert M. Bernstein, the Company's President, claiming breach of a contract between Ms.
Biron and Mr. Bernstein. Ms. Biron alleges that she had an agreement with Mr. Bernstein that she would be paid $100,000 if the Company received government funding as a result of her efforts in introducing Mr. Bernstein to certain individuals, that she made the introductions, and that such funding was received but she was not paid the $100,000. Matech is not a party to the suit but the Company is paying for Mr. Bernstein's defense in the action. Mr. Bernstein denies the material allegations of the Complaint. In management's opinion the allegations are spurious as there was no enforceable contract between Ms. Biron and Mr. Bernstein and Ms. Biron's introductions were not a cause of the funding the Company received.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On July 31, 1997, Robert M. Bernstein, as the holder of 2,426,130 shares of Class A Common Stock in Matech 1 and 60,000 shares of Class B Common Stock in Matech 1 with 200 votes per share, Joel Freedman as the holder of 113,481 shares of Class A Common Stock in Matech 1, and John Goodman as the holder of 58,000 shares of Class A Common Stock in Matech 1 authorized the transfer of all Matech 1's assets and liabilities to the Company (Matech 2) in exchange for 5,560,000 shares of the Company's (Matech 2) common stock and the distribution of 5,000,000 of those shares to the Matech 1's shareholders under an S-1 Registration Statement which became effective on July 31, 1997, leaving Matech 1 with 560,000 shares of Matech 2. Matech 1's shareholders received a 14C Information Statement prior to the vote. These shareholders also (a) authorized Matech 1 to reverse split its stock one for ten (1 for 10) reducing Matech 1's outstanding shares from 5 million to 500,000, (b) authorized the closing of the Stock Purchase agreement among Montpilier Holdings, Inc., SecurFone America, Inc., Matech 1, and Robert M. Bernstein, (c) the issuance of 4,500,000 of Matech 1's Class A Common Stock in exchange for all the stock of SecurFone America, Inc., and (d) that Matech 1's name be changed to SecurFone America, Inc.

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On July 31,1997, Matech 2's S-1 registration became effective for distribution of 707,911 shares of Class A Common Stock to 408 shareholders of Material Technology, Inc. as of July 31, 1997.

The Company's Class A Common Shares were then quoted on the NASDAQ Bulletin Board. Its trading symbol is MTEY.

On November 3, 1997, the Board authorized the Corporation to issue 100,000shares of Class A Common Stock to Miles Wilson for his valuable consultingservices.

On  November  21,  1997,  the  Board  authorized  the  Corporation  to  issue
100,000shares of Class A Common Stock to Alex Adelson for his valuable consultingservices.

From July 31 through December 31, 1997, Matech's Class A Common Stock was quoted between a low bid of $.2812 per share and a high bid of $2.50 per share on the NASDAQ Bulletin Board. Such over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. The following chart contains the high and low bid prices per share in the last two calendar quarters of 1997.

                               High               Low
                               ----               ---
Third Quarter              $1.75 per share     $.50 per share
Fourth Quarter             $2.50 per share     $.2812 per share

On December 31, 1997, there were 419 shareholders.

No dividends on any of the Company's shares were declared or paid during 1997 nor are any dividends contemplated in the foreseeable future.

ITEM  6.  SELECTED  FINANCIAL  DATA

The selected financial data for the Corporation are derived from the Corporation's consolidated financial statements. The selected financial data should be read in conjunction with the Corporation's financial statements attached hereto.Fiscal Year Ending December 31d

                                                                           Inception  to
                  1993         1994        1995        1996         1997      12/31/1997
Net
Sales . . . .           0           0           0            0           0             0
Income from
Research and
Development
Contract. . .           0           0           0            0   $ 336,410   $   336,410
Income
(Loss)
From
Continued
Operations. .    (714,605)   (377,063)   (203,849)    (483,186)   (177,221)   (2,849,320)
Income
(Loss)
From
Continued
Operations
Per Common
Share . . . .                                                                 $     (.51)

Common
Shares
Out-
standing. . .                                                                  5,787,000

Total
Assets. . . .  $  167,858   $ 184,579   $ 150,692   $  208,299   $ 287,257
Total
Liabil-
ities . . . .  $  401,600   $ 620,375   $ 783,882   $1,046,517   $ 618,582
Redeem-
able
Preferred
Stock . . . .           0   $ 150,000   $ 150,000   $  150,000   $ 150,000
Total
Stock-
holders'
Equity
(Deficit) . .  $ (619,166)  $(585,796)  $(783,190)  $ (988,218)  $(481,325)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of results of operations, capital resources, and liquidity pertains to the consolidated activities of Material Technology, Inc., ("Matech 1") for 1996 and of the Company for the year ended December 31, 1997. Since July 31, 1997, the Company has been successor to all of the assets and operations of Matech 1.

Results  of  Operations  for  the  Years Ended December 31, 1995, 1996, and 1997

Revenues

Neither Matech 1 nor the Company generated any significant revenue in 1996, or 1995. In 1997, the Company received $336,410 under its contract with Southwest Research Institute ("SWRI"). In addition, the Company received $70,000 to reimburse expenses for the SecurFone transaction and is due another $50,000 which is being retained by SecurFone until the claims of the Baker Group are resolved. (See, "Legal Proceedings").

COSTS  AND  EXPENSES

General and Administrative costs were $435,222 for 1997, $472,486 for 1996, and $188,745 for 1995. The major costs in 1997 were legal costs of $166,102 incurred in contracting for government funds for research and development of the EFS technology and effecting the SecurFone transaction, officers' salaries of $90,417, consulting fees of $111,013, filing and public relations costs of $31,917 primarily for the Company's filings with the SEC relating to the SecurFone transaction, employee expenses of $27,286, travel expenses of $20,744, and rent of $28,136.88.

The major costs in 1996 were officers' salaries of $200,000, professional fees of $111,080, office related expenses of $45,136, travel expenses of $21,902, rent of $16,742 and consulting fees totaling $34,631. The primary increase in these expenses from 1995 resulted from the Board approving compensation of $200,000 to Robert M. Bernstein for his successful negotiation of the teaming agreement with SWRI and the University of Pennsylvania which resulted in the United States Air Force awarding SWRI a $2,500,000 contract in February 1997 to conduct research on the Company's EFS technology.

The major costs incurred during 1995 were professional fees of $33,206, the charge-off of offering costs of $31,480, office related expenses of $19,751, travel cost of $28,298, rent of $28,514, interest of $10,817, and consulting fees of $15,362.

Liquidity  and  Capital  Resources

The Company's accountant has opined that the Company's financial condition raises substantial doubt concerning the Company's ability to continue as a going concern. As a result of the Company's subcontract with SWRI related to its contract with the U.S. Air Force which is providing $2.5 million for research on the EFS technology and the possibility of additional government funding in addition to that contract, it appears that the Company will have sufficient funds to continue operating at least through 1998.

As reflected in the numbers below, over the past three years, to continue seeking capital and to maintain its patents, the Company was totally dependent on the willingness of the Company's President, Mr. Bernstein, and long time investors in the Company to loan the Company money or purchase additional securities from the Company. Over the next year, the Company expects to receive additional funds from a subcontract with SWRI relating to its research contract that the United States Air Force awarded to SWRI on February 25, 1997 plus an extension of that contract. These funds, however, are not guaranteed. In addition, once the Baker law suit is resolved, the Company expects to receive an additional $50,000 from SecurFone America, Inc. under the Stock Purchase Agreement which will provide the Company additional working capital. These funds, however, are only a beginning, the Company estimates substantial additional funds will have to be raised to complete research and development and bring its products to market. Although, Mr. Bernstein intends to continue to loan the Company funds as required to seek additional financing, he is under no obligation to do so. The Company does not expect to receive any additional material financing from its other long time investors.

Any prediction of the likelihood or timing of obtaining the required funding would be highly speculative. The Company's ability to obtain such financing may depend on the results of the research contract with SWRI which will not be evident for a year or more.

Cash and cash equivalents at December 31,1997 were $2,451. During 1997, the Company received $100,000 from the sale of its Class A common stock under the Company's 1996 Stock Option Plan. The Company's president advanced $119,000, including direct loans to the Company and payment of Company expenses, and $79,659 was repaid towards his loan account.

As of December 31, 1996, cash and cash equivalents were 0. During 1996, the Company received $242,290 including $170,040 for the issuance of Class A common stock under the Company's 1996 Stock Option Plan, a $43,250 loan from the President, and a $25,000 loan from an unrelated third party. Of the $242,290 received, $64,676 repaid loans from the President, $5,000 paid legal fees in connection with the S-1 Registration Statement, and the remaining $172,614 was used in operations.

Cash and cash equivalents at December 31, 1995 amounted to $1,226. During 1995, the Company's president advanced $100,874, including direct loans to the Company and payment of Company expenses, of which $16,000 was repaid. Also in 1995, the Company borrowed $58,000 from Mr. Sherman Baker. Of the amounts received in 1995, $135,378 was used in Company operations.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

Attached hereto and incorporated herein by reference are audited financial statements of the Registrant as at December 31, 1997 prepared in accordance with Regulation S-X (17C.F.R. 210)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART  III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The  name,  age,  office, and principal occupation of the executive officers and
directors  of  Matech  and  certain  information  relating  to   their  business
experiences  are  set  forth  below:


       NAME          AGE             POSITION
Robert M. Bernstein   63  President/Chief Financial
                          Officer, Chairman of the Board
Joel R. Freedman      37  Secretary/Director
Dr. John Goodman      63  Chief Engineer/Director

The Term of the directors and officers of Matech is until the next annual meeting or until their successors are elected.

ROBERT M. BERNSTEIN, PRESIDENT/CHIEF FINANCIAL OFFICER/CHAIRMAN OF THE BOARD. Robert M. Bernstein is 63 years of age. He received a Bachelor of Science degree from the Wharton School of the University of Pennsylvania in 1956. From August 1959 until his certification expired in August 1972, he was a Certified Public Accountant Licensed in Pennsylvania. From 1961 to 1981, he acted as a consultant specializing in mergers, acquisitions, and financing. From 1981 to 1986, Mr. Bernstein was Chairman and Chief Executive Officer of Blue Jay Enterprises, Inc. of Philadelphia, Pennsylvania, an oil and gas exploration company. In December 1986, he formed a research and development partnership for Tensiodyne funding approximately $750,000 for research on the Fatigue Fuse. From January 1986 until September 1986, Mr. Bernstein was President and Chief Executive Officer of Tensiodyne Corporation and in October 1988 became Chairman of the Board,
President, Chief Financial Officer, and CEO of Matech 1 and retained these positions with the Company after the spin off from Matech 1 on July 31, 1997.

JOEL R. FREEDMAN, SECRETARY/DIRECTOR. Joel R. Freedman is 37 years of age. From October 1989 until February 1994, Mr. Freedmen was Secretary and a Director of Tensiodyne and Matech 1, retaining these positions with the Company after the spinoff from Matech 1 on July 31, 1997. Mr. Freedman attends board meetings and provides advice to the Company as needed. Since 1983, he has been president of Genesis Securities, Inc., a full-serve brokerage firm in Philadelphia, Pennsylvania. His duties there are a full-time commitment. Accordingly, he does not take party in Matech's day to day activities, He is not a director of any other company.

DR. JOHN W. GOODMAN, CHIEF ENGINEER/DIRECTOR. Dr. John W. Goodman is 63 years of age. Dr. John Goodman is presently Senior Staff Engineer, Materials Engineering Department of TRW Space and Electronics and was formerly Chairmen of the Aerospace Division of the American Society of Mechanical Engineers. He holds a Doctorate of Philosophy in Materials Science which was awarded with distinction by the University of California at Los Angeles in 1970, received in 1957 a Masters of Science degree in Applied Mechanics from Penn State University and in 1955 he received a Bachelor of Science degree in Mechanical Engineering from Rutgers University. From 1972 to 1987 Dr. John Goodman was with the United States Air Force as lead Structural Engineer for the B-1 aircraft; Chief of the Fracture and Durability Branch and Materials Group Leader, Structures Department, Aeronautical Systems Center, Wright-Patterson Air Force Base. From 1987 to December, 1993, he was on the Senior Staff, Materials Engineering Department of TRW Space and Electronics. He has been Chief Engineer Development of Matech's products since May 1993. He worked full time for Matech 1 from August 1993 to December 1994, when he returned to TRW. Since then he has consulted with the Company periodically.

ADVISORY  BOARD

Since 1987, Tensiodyne and then Matech 1, as the successor to Tensiodyne, and then the Company as successor to Matech 1's business, has had an Advisory Board presently consisting of Alexander M. Adelson, William F. Ballhaus, Robert P. Coogan, Dr. Malcolm H. Hodge, Campbell Laird, Ronald Landgraf, Robert Madden, Samuel I. Schwartz and Miles Wilson. These individuals consult with the Company on an as needed basis ranging form one hour per week to a few minutes every other month. The members of the Advisory Board serve at will. The Advisory Board advises Matech's Management on technical, financial, and business matters and may in the future be additionally compensated for these services. A brief biographical description if the members of the advisory board is as follows:

ALEXANDER M. ADELSON. Alexander M. Adelson is age 63 and has thirty years as an applied physicist and businessman specializing in technical marketing matters. Since 1974, Mr. Adelson has led the Technology Resource Group of RTS Research Lab, Inc. ("RTS). This group provides management, product development, and related marketing services to various clients with specialization in technical marketing matters. For example, RTS helped conceive and develop the first portable bar code scanner and acted as program manager for 12 years while developing two generations of portable bar code laser scanners for Symbol Technologies, Inc. Mr. Adelson holds 64 patents in the fields of optical electronics, bar code technology, automatic inspection, and medical software. Mr. Adelson serves on the board of directors of Base 10, Inc. Nocopi Technologies, Inc., and PatComm Corporation.

WILLIAM F. BALLHAUS. William F. Ballhaus, age 79, now retired, was an Aerodynamacist with Douglas Aircraft Company, a Vice President and General Manager, Nortonics Division of Northrop Aircraft, Inc., Executive Vice President of Northrop Corporation, and was President of Beckman Instruments, Inc. from 1965-1983. He is director of Republic Automotive Parts, Microbics Corp., and Nucio Industries.

ROBERT P. COOGAN. Robert P. Coogan, age 73, retired from a distinguished naval career spanning 40 years during which he held numerous posts including:
Commander U.S. Third Fleet, Commander Naval Air Force - U.S. Pacific Fleet, Commandant of Midshipmen - U.S. Naval Academy, and Chief of Staff - Commander
Naval Air Force - U.S. Atlantic Fleet. From 1980 t 1991 he was with Aerojet General Company and served as Executive Vice President of Aerojet Electrosystems Co. from 1982-1991. He has his B.S. in Engineering from the US Naval Academy and M.A. in International Affairs from George Washington University.

DR. MALCOLM H. HODGE. Dr. Hodge, age 55, received his Ph.D. in Ceramic Science from Penn State. He is currently the President and CEO of Structural Integrity Monitoring Systems, Inc. (SIMS). From 1994 to 1996, he was Chairman and President of Applied Fiberoptics, Inc. Previous to that he spent ten years with Ensign-Bickford Industries, Inc. as Corporate Vice President of Technology.

CAMPBELL LAIRD. Campbell Laird, age 61, received his Ph.D. in 1963 from the University of Cambridge. His Ph.D. thesis title was "Studies of High Strain Fatigue." He is presently Professor and graduate group Chairman in the Department of Materials, Science & Engineering at the University of Pennsylvania. His research has focused on the strength, structure, and fatigue of materials, in which areas he has published in excess of 250 papers. He is the co-inventor of the EFS.

RONALD W. LANDGRAF. Ronald W. Landgraf, age 58, is presently a Professor in the Department of Engineering Science & Mechanics at Virginia Tech, Blacksburg, Virginia. He spent 20 years in the industrial sector, first as a Material Engineer in the Micro Switch Division of Honeywell, Inc. in Freeport, Illinois, and later as a Research Scientist, Metallugy Dept., Engineering & Research Staff of Ford Motor Company in Dearborn, Michigan. In 1988, he became a Visiting Professor at Virginia Tech and in 1990, a Professor.

ROBERT MADDEN. Robert Madden, age 78, is presently retired. He received his BS from Purdue University in 1942 and Doctor of Engineering from Yale University in 1948. From 1957 to 1972, he was director and later chairman of the Department of Metallurgy, University of Pennsylvania; from 1973 to 1983 was Professor of Metallurgy at the University of Pennsylvania, from 1984 to 1987 was a visiting professor of Anthropology at Harvard University and from February 1987 until recently has been an honorary curator of archaeological sciences, Peabody Museum of Archaeology and Ethnology, Harvard University.

SAMUEL I. SCHWARTZ. Samuel I. Schwartz, age 48, is presently President of Sam Swartz Co., a consulting engineers, primarily in the bridge industry. Mr. Schwartz received his BS in Physics for Brooklyn College in 1969, and his Masters in Civil Engineering for the University of Pennsylvania in 1970. From February, 1986 to March, 1990, was the Chief Engineer/First Deputy Commissioner, New York City Department of Transportation and from April 1990 to the present has acted as a director of Infrastructure Institute at the Cooper Union College, New York City, New York. From April 1990 to 1994 he was a Senior Vice President of Hayden Wegman Consulting Engineers, and a columnist for the New York Daily News.

MYLES WILSON. Myles Wilson, age 62, is Chief Executive Officer of Specialized Executives Unlimited, a 60 person consulting and interim management firm. He received his MBA in Industrial Management and his BS in Economics and Accounting from The Wharton School of the University of Pennsylvania. From 1983 to 1986, he was Vice President of Alexander's department store chain responsible for management information systems and the Chief Information Officer. From 1986 to 1989, he was a Senior Vice President of the Gimbel/Saks Fifth Avenue Corporation.

ITEM 11.  EXECUTIVE  COMPENSATION


SUMMARY  COMPENSATION  TABLE

Name and
Principal                                          Other Annual
Position       Year        Salary($)    Bonus($)  Compensation($)
Robert M.          1994     (1)$72,000         0                0
Bernstein          1995              0         0                0
                   1996    (3)$200,000         0                0
                   1997  $      90,417         0                0


                    Restricted                           All
                      Stock      Options/    LTIP      Compen-
                     Awards($)    SARs(#)  Payouts($)  sation($)
Robert M.  1994(2)  $       10          0           0  $     104
Bernstein  1995              0          0           0          0
           1996(3)  $      620          0           0          0
           1997     $    1,500          0           0          0


Name and
Principal                                       Other Annual
Position            Year  Salary($)  Bonus($)  Compensation($)
John W.
Goodman. . . . . .  1994  $ 71,096          0               0
Director and . . .  1995  $  2,745          0               0
Engineer . . . . .  1996         0          0               0
                    1997         0          0               0


                    Restricted   All Other
                       Stock      Options/      LTIP      Compen-
                     Awards($)    SARs(#)    Payouts($)  sation($)
John W.
Goodman. . .  1994           0            0           0          0
Director and  1995           0            0           0          0
Engineer . .  1996           0            0           0          0
              1997           0            0           0          0

(1)  This $72,000 was accrued.
(2)  In February 1994, Matech 1 issued 10,000 shares of
     Class A Common Stock, par value $.001, to Mr. Bernstein.
(3) In 1996, Matech 1 issued 62,000 shares of Class A Common Stock par value $.001, to Mr. Bernstein.
(4) On July 31, 1997, Matech 1 issued 1,049,454 shares of Class A Common Stock to Mr. Bernstein in exchange for $372,000 in accrued salary owed to Mr. Bernstein and the Company authorized issuing Mr. Bernstein an additional 450,000 shares of its Class A common stock.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AS
OF DECEMBER 31, 1997

Class  of      Name and Address     Amount and Nature    Percent of    Percent of
 Stock          of Beneficial          of Beneficial        Class    Votes Entitled
                    Owner               Ownership                     To Be Cast
Class  A    Robert  M.                   2,578,700            44.6%        14.2%
Common      Bernstein,  CEO              Shares
Stock       1161  San  Vicente
            Blvd.,  Suite  707
            Los  Angeles,  CA
            90049

            Joel  R.                     114,281 Shares          2%           6%
            Freedman
            Director
            1  Bala  Plaza
            Bala  Cynwyd,
            PA  19004

            John  Goodman,               58,000 Shares           1%           3%
            Director
            1161  San  Vicente
            Blvd.,  Suite  707
            Los  Angeles,  CA
            90049

            Directors  and               2,750,981 Shares     47.5%        15.2%
            Executive
            Officers  as  a
            Group  (3)persons

            SecurFone                    560,000 Shares        9.7%         3.1%
            America,  Inc.
            5850  Oberlin
            Drive  Suite  220
            San  Deigo,  CA
            92121

            Sherman  Baker               505,700 Shares        8.7%         2.8%
            555  Turnpike  St.
            Canton,  MA  02021

Class  B    Robert  M.                   60,000 Shares         100%        66.1%
Common      Bernstein
            1161  San  Vicente
            Blvd.,  Suite  707
            Los  Angeles,  CA
            90049

Class  A    Sherman  Baker               131,600 Shares       37.6%(3)       .7%
Preferred   555  Turnpike  St.           Beneficial
            Canton,  MA  02021           Owner  (1)

            Nathan  Greenberg            35,000 Shares          10%          .2%
            306  Main  Street            Beneficial
            Worchester,  MA              Owner  (1)
            01608

            Melvin  Nessel               35,000 Shares          10%          .2%
            180  Beacon  St.             Beneficial
            Boston,  MA                  Owner  (1)
            02111

            Eugene  Ribakoff             35,000 Shares          10%          .2%
            46  W.  Boylston             Beneficial
            Street,  Boston,             Owner  (1)
            MA  01608

            Norman  Fain                 21,000 Shares           6%          .1%
            505  Central  Ave.           Beneficial
            Pawtucket,  RI               Owner  (1)
            02862

            Morris  Loeb                 21,000 Shares           6%          .1%
            2368  Century                Beneficial
            Hill,  Los  Angeles          Owner  (1)
            CA  90067

            A.  Sandler                  21,000 Shares           6%          .1%
            139  Atlantic  Ave.          Beneficial
            Swamscott,  MA               Owner  (1)
            01907

Class  B    Tensiodyne  Corp.            15 Shares             100%     .000001%
Preferred   400  S.  Colorado
            Blvd.,  Denver,
            CO  80222

Description  of  Capital  Stock

The Company is authorized to issue 11,000,000 shares of stock. Each of the 11,000,000 shares of stock has a par value of $.001. Of the Shares authorized, 10,000,000 are Class A Common Shares; 100,000 are Class B Common shares; and 900,000 are Preferred shares.

Holders of the Class A common stock are entitled to one vote per share of common stock held.

Holders of the Class B Common stock are entitled to 200 votes for each share of Class B Common held but are not entitled to dividends by reason of their holding shares of Class B Common stock; nor are they entitled to participate in any proceeds in the event of a liquidation of the Company.

The Certificate of Incorporation of the Company provides that the designation of powers, preferences and rights, including voting rights, if any, qualifications, limitations or restrictions on Preferred Stock is to be fixed by resolution or resolutions of the Board of Directors.

On April 30, 1997, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation designating 350,000 of the 900,000 preferred shares as Class A Preferred convertible stock. Under the Certificate of Designation, 350,000 shares of preferred stock were designated Class A Convertible Preferred Stock (hereinafter referred to as "Class A Preferred"). Class A preferred has a liquidation preference. In the event of liquidation, holders of Class A Preferred have the right to receive $.72 for Each Share of Class A Preferred held; before any payment is made or any assets are distributed to holders of Common Stock, or any other stock of any other series or class ranking junior to these shares. In the event of liquidation, holders of Class A Preferred are not entitled to payment beyond $.72 per share. These provisions may have the effect of delaying, deferring or preventing a change of control. Each share of Class A Preferred is convertible into common stock at the discretion of the holder, at the rate of one share of Class A Preferred for each
 .72 share of common stock. Under the Certification of Designation, Matech is not permitted to issue stock which is senior to or pari passu with Class A Preferred without prior consent of a majority of the outstanding Class A Preferred shares. Adjustment of the number of Class A Preferred outstanding is provided for in the event of any reclassification of outstanding securities or of the class of securities which are issuable upon conversion of shares and in the event of any reorganization of Matech which results in any reclassification or change in the number of shares outstanding. Similarly, in the event of any such change, the conversion price is subject to adjustment to reflect such change. If at any time while shares of Class A Preferred are outstanding a stock dividend on the Common Stock is issued, the conversion price will be adjusted to prevent any dilution of the holders' of Class A Preferred right of conversion. If (a) there is a reclassification or change in Matech's Common Stock to which the Class A is convertible other than stock splits or other decrease or increase in the number of shares outstanding, (b) Matech consolidates or merges with another corporation, or (c) Matech sells or transfers substantially all of its assets, then the Class A preferred shareholders are entitled to the same consideration as they would have been entitled to if their shares had been converted prior to the reclassification, change, consolidation, merger, sale or transfer. This provision may have the effect of delaying, deferring or preventing a change in control. Voting rights and the right to receive dividends inherent in Class A Preferred are similar to those rights which inure to the Common Stock.

On April 30 1997, the Company filed a Certificate of Designation bringing into existence a Class B Preferred Stock. Class B Preferred Stock is junior and subordinate to Class A Convertible Preferred Stock. Fifteen (15) shares of Class B Preferred Stock were authorized from the 9,650,000 undesignated preferred shares in connection with the Agreement and Plan of Reorganization. Fifteen (15) shares have been issued to Tensiodyne in connection with the reorganization on exchange for $150,000. In the event of liquidation, dissolution or winding up of the Company, whether voluntary or involuntary holder of Class B Preferred Stock are entitled t receive $10,000 per share as a liquidation preference. this liquidation preference is senior to the liquidation rights of all other classes of stock except the Class A Preferred's liquidation rights. This provision may have the effect of delaying, deferring or preventing a change in control. At any time, Matech has the option to redeem Class B Preferred stock of $10,000 per share plus any unpaid dividends. After January 31, 2004, holders have the option to redeem their shares at any time. The holders have the right to receive cash dividends, which are determined pursuant to a formula set forth in the Certificate of Designation. That formula reads as follows: "Each time cash dividend is paid on the Common Stock there shall also be paid with respect to each outstanding share of Class B Preferred Stock and amount determined by multiplying the aggregate amount of the dividend paid with respect to the Common Stock by a fraction (i) the numerator of which the dividend was paid, and (x) multiplying the resulting product by thirty percent (30%) and then (y) dividing the resulting product by five hundred and ten (510)." Holders of Class B Preferred Stock shall have one (1) vote per share and shall be entitled by class vote to elect one (1) director and to vote, as a class, on removal of any director so elected. Otherwise, holders of Class B Preferred Stock shall not have the right to vote as a class on any matter.

As of date hereof, 5,787,000 shares of Class A Common Stock are outstanding and held by 419 shareholders; 60,000 shares of Class "B" Common Stock are outstanding and are held by one shareholder, Robert M. Bernstein; 350,000 shares of Class A Convertible Preferred Stock are outstanding and are held by 12 shareholders; and 15 shares of Class B Preferred Stock are outstanding and are held by one shareholder, Tensiodyne Corporation.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

From time to time, Robert M. Bernstein advanced funds to the Company and at December 31, 1997 the Company owed him $118,863. The Board has approved paying Mr. Bernstein interest at the rate of 10% per year on his advances. Robert M. Bernstein is under no obligation to make further advances to the Company but may continue to so do at his sole discretion.

In March 1998, the Board authorized the Corporation to issue a total of2,430,000 shares of Class A Common Stock and to sell those shares at $.07 pershare to Robert M. Bernstien for a total of $170,000 that he has lent to theCorporation, including $25,000 on March 9, 1998. Mr. Bernstein will offer tosell part of these Class A Common Stock at $.07 per share to a group ofpreferred shareholders known as the Baker Group in accordance with a 1994agreement between the Company, Mr. Bernstein and that Group. The sale of thestock provided needed working capital.

On August 7, 1997, the Company's Board of Directors passed the following resolution:

IT IS RESOLVED that, if the Corporation profits substantially from the work of Robert M. Bernstein by obtaining what the Board determines to be substantial funding, licensing its technology, selling its technology, merging with another company, or otherwise profiting in a substantial manner from Mr. Bernstein's efforts (the "triggering event"), the Corporation shall pay Mr. Bernstein a minimum of $150,000 in salary for each year that he has acted as President and Chief Executive Officer from 1991 to the date of the triggering event. This amount is intended to be a minimum salary and not in addition to any other salary paid to or accrued for Mr. Bernstein.

On February 21, 1997, Matech 1 entered into a Stock Purchase Agreement with Montpelier Holdings, Inc., ("MHI") SecurFone America, Inc., ("SecurFone") and Robert M. Bernstein, the Chief Executive Officer and controlling shareholder of Matech 1. Under that agreement, on March 4, 1997, the Company (Matech 2) was formed. On July 31, 1997, Matech 1 transferred all of its assets and liabilities to Matech 2 in exchange for 5,560,000 shares of the Company's Class A Common Stock and the parties to the Agreement effected a reverse merger of SecurFone into Matech 1. Upon closing, Matech 1 acquired SecurFone America, Inc., and issued 4,5000,000 shares of Matech 1's common stock to SecurFone's shareholders representing 90% of Matech 1's outstanding capital stock. Matech 2 then caused 4,550,000 of its Class A Common shares to be distributed to Matech 1's shareholders, one share of Matech 2's shares for each share of Matech 1. As part of this distribution, on July 31, 1997, a registration statement became effective with the Securities and Exchange Commission under which 707,911 of these Matech 2 shares were distributed to 408 shareholders with a prospectus. The Company also issued 450,000 shares to two individuals who arranged the SecurFone transaction. Matech 1 changed its name to SecurFone America, Inc. and retained 560,000 shares of the Company's Class A Common Stock.

On March 9, 1997, the Company's Board authorized the issuance of 60,000 shares of it Class B Common Stock to Robert M. Bernstein, 350,000 shares of its Class A Convertible Preferred Stock to the Baker Group in exchange for that group's 350,000 shares of preferred stock in Matech 1 which is the subject of litigation (See, Legal Proceedings), and 15 shares of the Company's Class B Preferred Stock to Tensiodyne Corporation in exchange for its preferred stock in Matech1. The rights, privileges, and designations of the Company's Class B Common Stock and its preferred stock are the same as the corresponding Matech 1 securities except that the redemption date of Matech 2's Class B Preferred Stock was changed from January 31,2004 to January 1,2002.

The transfer of Matech's assets and liabilities to Matech 2 and the distribution of its shares was designed to provide Matech's shareholders with an interest in SecurFone's business while separating the two businesses which have distinct missions and distinct financial, investment, and operating characteristics, as well as different management teams. Maintaining the separation allows each company to adopt strategies and pursue objectives appropriate to its specific business and to be valued independently from the other. The distribution enabled Matech's management to concentrate its attention and resources on developing its Fatigue Fuse and Electrochemical Fatigue Sensor without regard to the corporate and financial objectives and policies of SecurFone.

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS IN FORM 8-K
a.        Exhibits.

EXHIBIT NO.  DESCRIPTION
--------------------------------------------------------------------------------
2.1          Stock Purchase Agreement among Montpilier Holdings,
             Inc., SecurFone America, Inc., Material Technology, Inc., and Robert M. Bernstein incorporated by reference from the Company's S-1 Registration Statement effective July 31, 1997.
--------------------------------------------------------------------------------
2.2          Letter Agreement among Montpilier Holdings, Inc.,
             Material Technology, Inc., and Robert M. Bernstein incorporated by reference from the Company's S-1 Registration Statement effec-tive July 31, 1997.
--------------------------------------------------------------------------------
3(i)         Certificate of Incorporation is incorporated by
             reference from the Company's S-1 Registration Statement that became on July 31, 1997.
--------------------------------------------------------------------------------
3(ii)        Bylaws of Material Technology, Inc. is incorporated
             by reference from the Company's S-1 Registration Statement that became effective on July 31. 1997
--------------------------------------------------------------------------------
4.1          Class A Convertible Preferred Stock Certificate of
             Designations is incorporated by reference from the Company's S-1 Registration Statement that became effective on July 31, 19, 1997
--------------------------------------------------------------------------------
4.2          Class B Convertible Preferred Stock Certificate of
             Designations is incorporated by reference from the Company's S-1 Registration Statement that became effective on July 31, 1997
--------------------------------------------------------------------------------
10.1         License Agreement Between Tensiodyne Corporation
             and the Trustees of the University of Pennsylvania is
             incorporated by reference from the Company's S-1 Registration Statement that became effective on July 31, 1997
--------------------------------------------------------------------------------
10.2         Sponsored Research Agreement between Tensiodyne
             Corporation and the Trustees of the University of Pennsylvania is incorporated by reference from the Company's S-1 Registration Statement that became effective on July 31, 1997
--------------------------------------------------------------------------------
10.3         December 17, 1997 Amendment 1 to License Agreement
             Between Tensiodyne Scientific Corporation and the Trustees of the University of Pennsylvania is attached hereto.
--------------------------------------------------------------------------------
10.4         December 17, 1997 Repayment Agreement Between
             Tensiodyne Scientific Corporation and the Trustees of the University of Pennsylvania is attached hereto.
--------------------------------------------------------------------------------
10.5         Teaming Agreement Between Tensiodyne Scientific
             Corporation and Southwest Research Institute is incorporated by reference from the Company's S-1 Registration Statement that became effective on July 31, 1997.
--------------------------------------------------------------------------------
10.6         Letter Agreement between Tensiodyne Scientific
             Corporation, Robert M. Bernstein, and Stephen Forrest Beck and Handwritten modification is incorporated by reference from the Company's S-1 Registration Statement that became effective on
             July 31, 1997.
--------------------------------------------------------------------------------
10.7         Agreement Between Tensiodyne Corporation and
             Tensiodyne 1985-1 R&D Partnership is incorporated by reference from the Company's S-1 Registration Statement that became
             effective on July 31, 1997
--------------------------------------------------------------------------------
10.8         Amendment to Agreement Between Material Technology,
             Inc. and Tensiodyne 1985-1 R&D Partnership is incorporated by reference from Exhibit 10.6 of Material Technology, Inc.'s S-1 Registration Statement which became effective on July 31, 1997.
--------------------------------------------------------------------------------
10.9         Agreement Between Advanced Technology Center of
             Southeastern Pennsylvania and Material Technology, Inc. is incorporated by reference from the Company's S-1 Registration Statement that became effective on July 31, 1997
--------------------------------------------------------------------------------
10.10        Addendum to Agreement Between Advanced Technology
             Center of Southeastern Pennsylvania and Material Technology, Inc. is incorporated by reference from the Company's S-1 Registration Statement that became effective on July 31, 1997.
--------------------------------------------------------------------------------
10.11        Shareholder Agreement Between Tensiodyne
             Corporation, Variety Investments, Ltd. and Countryman
             Investments, Ltd. is incorporated by reference from the Company's S-1 Registration Statement that became effective on July 31,
             1997.
--------------------------------------------------------------------------------
10.12        Equipment Loan Agreement between Tensiodyne and the
             University of Pennsylvania is incorporated by reference from the Company's S-1 Registration Statement that became effective on
             July 31, 1997.
--------------------------------------------------------------------------------

    b.   Reports on From 8-K - none.

    c.   Financial Statements - attached.


                                      SIGNATURES

        Pursuant to the Requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MATERIAL TECHNOLOGY, INC.

By: /s/ Robert M. Bernstein
    ------------------------
        Robert M. Bernstein, President

Date:   March 6, 1998

     Pursuant to the requirements of the Securities Exchanges Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert M. Bernstein
    ------------------------
        Robert M. Bernstein,
        President, Director, Chief Executive Officer, and Chief
        Financial Officer (Principal Executive Officer, Principal
        Financial Officer, and Principal Accounting Officer)

Date:   March 6, 1998

By: /s/ Joel Freedman
    ------------------------
        Joel Freedman, Secretary and Director

Date:   March 6, 1998

By: /s/ John Goodman
    ------------------------
        John Goodman, Director

Date:   March 6, 1998


                          MATERIAL TECHNOLOGIES, INC.
                         (A Development Stage Company)
                             FINANCIAL STATEMENTS



                         Contents

Page

Independent Auditors Report                  F-1

Balance Sheets
Statements of Operations                     F-5

Statement of Stockholders Equity (Deficit)   F-6

Statements of Cash Flows                     F-14

Notes to Financial Statements                F-16


Independent Auditors' Report


Board of Directors
Material Technologies, Inc.
Los Angeles, California


Independent  Auditors'  Report

Board  of  DirectorsMaterial  Technologies,  Inc.Los  Angeles,  California

We have audited the accompanying balance sheets of Material Technologies, Inc. (A Development Stage Company) as of December 31, 1997, and the related statements of operations, cash flows, and stockholders' equity (deficit) for the year then ended, and for the period from January 1, 1991, through December 31, 1997. These financial statements are the responsibility of the Company's management.

Our responsibility is to express an opinion on these financial statements based on our audits. Statements of operations and cash flows for the period from October 21, 1983 (inception) through December 31, 1990, (with the exception of 1989 which was unaudited) were audited by other auditors whose reports dated on various dates, expressed unqualified opinions including an explanatory paragraph, as discussed in Note 4, regarding the Company's ability to continue as a going concern.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Material Technologies, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, and for the period from January 1, 1991 through December
31,  1997,  in  conformity  with   generally  accepted  accounting  principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jonathon  P. Reuben
-----------------------
Jonathon  P. Reuben
Certified Public Accountant
Torrance, California
March 5, 1998

                                      F-1


                 MATERIAL TECHNOLOGIES, INC.
                (A Development Stage Company)
                       BALANCE SHEETS
                           ASSETS

                                           December 31,
                                       1996            1997
CURRENT ASSETS
  Cash and Cash Equivale             $             $     2,451
  Accounts Receivable                                   62,332
  Reimbursement Receivable                              50,000
  Employee Advance                                       1,500
  Prepaid Expenses                      6,472                -
    TOTAL CURRENT ASSETS                6,472          116,283

FIXED ASSETS
  Property and Equipment, Net
      of Accumulated Depreciatio       98,016           95,227

OTHER ASSETS
    Investments                        55,200           55,200
    Intangible Assets, Net of
      Accumulated Amortization         20,669           18,679
  Note Receivable (Including
    Accrued Interest)                  25,753                -
  Refundable Deposit                    2,189            1,868

    TOTAL OTHER ASSETS                103,811           75,747

    TOTAL ASSETS                     $    208      $   287,257

          See accompanying notes and independent accountants' report.

                                      F-2


                 MATERIAL TECHNOLOGIES, INC.
                (A Development Stage Company)
                      BALANCE SHEETS

                LIABILITIES AND STOCKHOLDERS'  (DEFICIT)

                                         December 31,
                                      1996            1997
CURRENT LIABILITIES
  Bank Overdraft                  $         -     $         -
  Legal Fees Payable                  128,191         103,757
  Consulting Fees Payable              13,350          67,778
  Other Accounts Payable               19,871          17,108
  Accrued Officers Salary             372,000               -
  Accrued Payroll Taxes                19,124          24,269
  Loan Payable - Officer               56,846         118,863
  Loans Payable-Others                 32,627          68,807

    TOTAL CURRENT LIABILITIES         644,431         400,582

  Payable on Research and
     Development Sponsorship          188,495         218,000
Loan Payable - Officer                122,698               -
Loans Payable - Other                  90,893               -

    TOTAL LIABILITIES               1,046,517         618,582


REDEEMABLE PREFERRED STOCK
  Class B Preferred Stock,
     $.001 Par Value
     Authorized 510 Shares,
     Outstanding 15 Shares
     at December 31, 1996;
     Redeemable at $10                150,000         150,000

STOCKHOLDERS'  (DEFICIT)
  Class A Common Stock,
     $.001 Par Value,
     Authorized 10,000,000
     Shares, Outstanding
     2,586,546 Shares at
     December 31, 1996,
     5,787,000 Shares at
     Decem                              2,580           5,787
  Class B Common Stock,
     $.001 Par Value,
     Authorized 100,000
     Shares, Outstanding
     60,000                                60              60
   Class A Preferred,
     $.001 Par Value,
     Authorized 900,000 Shares
     Outstanding 350,000 Shares           350             350
  Additional Paid in Capital        1,799,181       2,436,445
  Less Notes and Subscriptions R      (14,720)        (14,720)
  Deficit Accumulated During the   (2,830,869)     (2,964,447)
  Unrealized Holding Gain on Inv       55,200          55,200

  TOTAL STOCKHOLDERS' (DEFICIT)      (988,218)       (481,325)

    TOTAL LIABILITIES AN          $       208     $   287,257

        See accompanying notes and independent accountants' report.

                                      F-3


                               MATERIAL TECHNOLOGIES, INC.
                              (A Development Stage Company)
                                 STATEMENTS OF OPERATIONS

                                                                            From Inception
                                                                          (October 21, 1983)
                                                                              Through
                                            1995       1996       1997     Dec. 31, 1997
 REVENUES
  Sale of Fatigue
Fuses . . . . . . . . . . . . . . . . .          -          -          -          64,505
  Sale of Royalty
Interests . . . . . . . . . . . . . . .          -          -          -         198,750
  Income from Research
and Development Contract. . . . . . . .          -          -    336,410       1,048,990
  Test Services . . . . . . . . . . . .          -          -          -          10,870
    TOTAL REVENUES. . . . . . . . . . .          -          -    336,410       1,323,115

COSTS AND EXPENSES
  Research and
Development . . . . . . . . . . . . . .     15,104     10,700     78,409       1,586,705
  General and
Administrative. . . . . . . . . . . . .    188,745    472,486    435,222       2,585,730
    TOTAL COSTS AND
EXPENSES. . . . . . . . . . . . . . . .    203,849    483,186    513,631       4,172,435
    INCOME (LOSS)
FROM OPERATIONS . . . . . . . . . . . .   (203,849)  (483,186)  (177,221)     (2,849,320)

OTHER INCOME (EXPENSE)
  Expense Reimbursed. . . . . . . . . .          -     12,275     11,037           4,510
  Interest Income . . . . . . . . . . .      1,928      2,427          8          39,495
  Miscellaneous Income. . . . . . . . .      4,375          -          -          25,145
  Loss on Sale of
Equipment . . . . . . . . . . . . . . .          -          -          -         (12,780)
  Settlement of Teaming
Agreement . . . . . . . . . . . . . . .          -          -          -          50,000
  Litigation Settlement . . . . . . . .          -          -          -          18,095
  Gain on Foreclosure . . . . . . . . .          -          -     18,697          18,697
  Gain on Sale of Stock . . . . . . . .          -     17,750     13,901          31,651
    TOTAL OTHER INCOME. . . . . . . . .      6,303     32,452     43,643         174,813

NET INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEMS AND PROVISION FOR
INCOME TAXES. . . . . . . . . . . . . .   (197,546)  (450,734)  (133,578)     (2,674,507)
PROVISION FOR INCOME
TAXES . . . . . . . . . . . . . . . . .         --         --         --          (7,000)
  NET INCOME (LOSS)
BEFORE EXTRAORDINARY
ITEMS . . . . . . . . . . . . . . . . .   (197,546)  (450,734)  (133,578)     (2,681,507)
 EXTRAORDINARY ITEMS
  Forgiveness of Debt . . . . . . . . .                                         (289,940)
  Utilization of Operating
Loss Carry forward. . . . . . . . . . .                                           7,000
    NET INCOME (LOSS) . . . . . . . . .   (197,546)  (450,734)  (133,578)     (2,964,447)

PER SHARE DATA
  Income (Loss) Before
Extraordinary Item. . . . . . . . . . .                                            (0.51)
  Extraordinary Items . . . . . . . . .                                                -
    NET (LOSS) PER SHARE. . . . . . . .                                            (0.51)
  COMMON SHARES OUTSTANDING . . . . . .                                        5,787,000

                See accompanying notes and accountants' report.
                                      F-4


                         MATERIAL TECHNOLOGIES, INC.
                        (A Development Stage Company)
                          STATEMENTS OF OPERATIONS



                                                                            From Inception
                                                                        (October 21, 1983)
                                                                               Through
                                            1995       1996        1997     Dec. 31, 1997
 REVENUES
  Sale of Fatigue
Fuses . . . . . . . . . . . . . . . . .          -          -           -          64,505
  Sale of Royalty
Interests . . . . . . . . . . . . . . .          -          -           -         198,750
  Income from Research
and Development Contract. . . . . . . .          -          -     336,410       1,048,990
  Test Services . . . . . . . . . . . .          -          -           -          10,870
    TOTAL REVENUES. . . . . . . . . . .          -          -     336,410       1,323,115

COSTS AND EXPENSES
  Research and
Development15,104 . . . . . . . . . . .     10,700     78,409   1,586,705
  General and
Administrative. . . . . . . . . . . . .    188,745    472,486     435,222       2,585,730
    TOTAL COSTS AND
EXPENSES. . . . . . . . . . . . . . . .    203,849    483,186     513,631       4,172,435
    INCOME (LOSS)
FROM OPERATIONS . . . . . . . . . . . .   (203,849)  (483,186)   (177,221)     (2,849,320)

OTHER INCOME (EXPENSE)
  Expense Reimbursed. . . . . . . . . .          -     12,275      11,037           4,510
  Interest Income . . . . . . . . . . .      1,928      2,427           8          39,495
  Miscellaneous Income. . . . . . . . .      4,375          -           -          25,145
  Loss on Sale of
Equipment . . . . . . . . . . . . . . .          -          -           -         (12,780)
  Settlement of Teaming
Agreement . . . . . . . . . . . . . . .          -          -           -          50,000
  Litigation Settlement . . . . . . . .          -          -           -          18,095
  Gain on Foreclosure . . . . . . . . .          -          -      18,697          18,697
  Gain on Sale of Stock . . . . . . . .          -     17,750      13,901          31,651
    TOTAL OTHER INCOME. . . . . . . . .      6,303     32,452      43,643         174,813

NET INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEMS AND PROVISION FOR
INCOME TAXES. . . . . . . . . . . . . .   (197,546)  (450,734)   (133,578)     (2,674,507)
PROVISION FOR INCOME
TAXES . . . . . . . . . . . . . . . . .         --         --          --          (7,000)
  NET INCOME (LOSS)
BEFORE EXTRAORDINARY
ITEMS . . . . . . . . . . . . . . . . .   (197,546)  (450,734)   (133,578)     (2,681,507)
 EXTRAORDINARY ITEMS
  Forgiveness of Debt . . . . . . . . .   (289,940)
  Utilization of Operating
Loss Carry forward. . . . . . . . . . .      7,000
    NET INCOME (LOSS) . . . . . . . . .   (197,546)  (450,734)   (133,578)     (2,964,447)

PER SHARE DATA
  Income (Loss) Before
Extraordinary Item. . . . . . . . . . .      (0.51)
  Extraordinary Items . . . . . . . . .          -
    NET (LOSS) PER SHARE. . . . . . . .      (0.51)
  COMMON SHARES OUTSTANDING . . . . . .  5,787,000

                See accompanying notes and accountants' report.
                                      F-5



                                                MATERIAL TECHNOLOGIES, INC.
                                               (A Development Stage Company)
                                        STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                    Class A Common                Class B Common               Class A Preferred Stock
                                    ---------------              ---------------              -----------------------
                                  Shares                       Shares                            Shares
                               Outstanding       Amount       Outstanding       Amount       Outstanding      Amount
                              ----------       --------       ----------        -------      -----------       -------
Initial Issuance of Common Stock
   October 21, 1983                2,408      $     2              --         $    --             --        $      --
Adjustment to Give Effect
  to Recapitalization on
  December 15, 1986
  Cancellation of Shares          (2,202)          (2)              --              --             --              --
                                  -------         ----          -------         -------        -------         -------
                                     206            0               --              --             --              --
BalanceOctober 21, 1983
  Shares Issued By Tensiodyne
   Corporation in Connection
   With Pooling of Interests      42,334           14               --             --              --              --
 December 31, 1983                    --           --               --             --              --              --
                                 -------           ---          -------         -------          -------        -------
Balance, January 1, 1984          42,540           14               --             --               --             --
  Capital Contribution                --           28               --             --               --             --
  Issuance of Common Stock         4,815            5               --             --               --             --
  Costs Incurred in Connection
   with Issuance of Stock             --           --               --             --               --             --
 Net (Loss), Year Ended
  December 31, 1984                   --           --               --             --               --             --
                                  -------         ----           -------         -------          ------        ------


                                                                                     Deficit
                               Class B Preferred Stock                             Accumulated
                               -------------------------        Capital            During the
                                  Shares                       in Excess of        Development
                               Outstanding       Amount        Par Value              Stage                Total
                               ----------       --------       ----------          -----------           ---------
Initial Issuance of Common Stock
   October 21, 1983                   --      $      --      $     2,498      $            --          $    2,500
Adjustment to Give Effect
  to Recapitalization on
  December 15, 1986
  Cancellation of Shares              --             --               (2)                  --                  --
                                 -------        -------        ---------            ---------               -----
                                      --             --            2,496                   --               2,500
BalanceOctober 21, 1983
  Shares Issued By Tensiodyne
   Corporation in Connection
   With Pooling of Interests          --             --            4,328                   --               4,342

 December 31, 1983                    --             --               --               (4,317)             (4,317)
                                 -------        -------        ---------            ---------               -----
Balance, January 1, 1984              --             --            6,824               (4,317)              2,520
  Capital Contribution                --             --           21,727                   --              21,755
  Issuance of Common Stock            --             --           10,695                   --              10,700
  Costs Incurred in Connection
   with Issuance of Stock             --             --           (2,849)                  --              (2,849)
 Net (Loss), Year Ended
  December 31, 1984  -                  --             --               --              (21,797)            (21,797)
                                   -------        -------        ---------            ---------              ------

               See accompanying notes and independent accountants' report.
                                      F-6



                                             MATERIAL TECHNOLOGIES, INC.
                                            (A Development Stage Company)
                                     STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                           FOR THE PERIOD OCTOBER 21, 1983 (INCEPTION) THROUGH DECEMBER 31, 1997

                                     Class A Common                 Class B Common              Class A Preferred Stock
                                   -----------------               ----------------             -----------------------
                                Shares                          Shares                          Shares
                             Outstanding        Amount        Outstanding        Amount       Outstanding       Amount
                             ----------         ------         ----------        -------      -----------       ------
Balance, January 1, 1985          47,355          47              --               --             --             --
 Shares Contributed Back
   to Company                       (315)         (0)             --               --             --             --
 Capital Contribution                 --           --             --               --             --             --
 Sale of 12,166 Warrants at
  $1.50 Per Warrant                   --           --             --               --             --             --
 Shares Cancelled                 (8,758)          (9)            --               --             --             --
 Net (Loss), Year Ended
  December 31, 1985                   --           --             --               --             --             --
                                 -------          ---         -------          -------         -------       -------
Balance, January 1, 1986          38,282           38             --               --             --             --
  Net (Loss), Year Ended
   December 31, 1986                  --           --             --               --             --             --
                                 -------          ---          -------          -------        -------       -------
Balance, January 1, 1987          38,282           38             --               --             --             --
  Issuance of Common Stock Upon
   Exercise of Warrants              216            0             --               --             --             --
 Net (Loss), Year Ended
  December 31, 1987                   --           --             --               --             --             --
                                 -------          ---         -------           -------        -------       -------

                                Class B Preferred Stock                            Accumulated
                               -------------------------        Capital            During the
                                  Shares                       in Excess of        Development
                               Outstanding       Amount        Par Value              Stage                Total
                               ----------       --------       ----------          -----------           ---------
Balance, January 1, 1985              --             --           36,397              (26,114)             10,329
 Shares Contributed Back
   to Company                         --             --                0                   --                  --
 Capital Contribution                 --             --          200,555                   --             200,555
 Sale of 12,166 Warrants at
  $1.50 Per Warrant                   --             --           18,250                   --              18,250
 Shares Cancelled                     --             --                9                   --                  --
 Net (Loss), Year Ended
  December 31, 1985                   --             --               --             (252,070)           (252,070)
                                 -------        -------        ---------            ---------             -------
Balance, January 1, 1986              --             --          255,211             (278,184)            (22,936)
  Net (Loss), Year Ended
   December 31, 1986                  --             --               --              (10,365)            (10,365)
                                 -------        -------        ---------            ---------             -------
Balance, January 1, 1987              --             --          255,211             (288,549)            (33,300)
  Issuance of Common Stock Upon
   Exercise of Warrants               --             --           27,082                   --              27,082
 Net (Loss), Year Ended
  December 31, 1987                   --             --               --              (45,389)            (45,389)
                                 -------        -------        ---------            ---------             -------

               See accompanying notes and independent accountants' report.
                                      F-7



                                  MATERIAL TECHNOLOGIES, INC.
                                 (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
             FOR THE PERIOD OCTOBER 21, 1983 (INCEPTION) THROUGH DECEMBER 31, 1997

                                   Class A Common        Class B Common  Class A Preferred Stock
                                 -------------------  -------------------  -------------------
                                    Shares              Shares                Shares
                                 Outstanding  Amount  Outstanding  Amount  Outstanding  Amount
                                 -----------  ------  -----------  ------  -----------  ------
Balance, January 1, 1988. . . .       38,498      38           --      --           --      --
  Issuance of Common Stock
Sale of Stock (Unaudited) . . .        2,544       3           --      --           --      --
Services Rendered (Unaudited) .        3,179       3           --      --           --      --
  Net (Loss), Year Ended
  December 31, 1988 (Unaudited)           --      --           --      --           --      --
                                 -----------  ------  -----------  ------  -----------  ------
Balance, January 1, 1989
   (Unaudited), . . . . . . . .       44,221      44           --      --           --      --
  Issuance of Common Stock
   Sale of Stock. . . . . . . .        4,000       4           --      --           --      --
   Services Rendered. . . . . .       36,000      36           --      --           --      --
  Net (Loss), Year Ended
   December 31, 1989. . . . . .           --      --           --      --           --      --
                                 -----------  ------  -----------  ------  -----------  ------
Balance, January 1, 1990. . . .       84,221      84           --      --           --      --
  Issuance of Common Stock
   Sale of Stock. . . . . . . .        2,370       2           --      --           --      --
   Services Rendered. . . . . .        6,480       7           --      --           --      --
  Net Income, Year Ended
   December 31, 1990. . . . . .           --      --           --      --           --      --
                                 -----------  ------  -----------  ------  -----------  ------


                                                                                   Deficit
                               Class B Preferred Stock                             Accumulated
                               -------------------------        Capital            During the
                                  Shares                       in Excess of        Development
                               Outstanding       Amount        Par Value              Stage                Total
                               ----------       --------       ----------          -----------           ---------
Balance, January 1, 1988              --             --          282,293             (333,938)            (51,607)
  Issuance of Common Stock
   Sale of Stock (Unaudited)          --             --          101,749                   --             101,752
   Services Rendered (Unaudited       --             --           70,597                                   70,600
  Net (Loss), Year Ended
  December 31, 1988 (Unaudited)       --             --               --             (142,335)           (142,335)
                                 -------        -------        ---------            ---------             -------
Balance, January 1, 1989
   (Unaudited),                       --             --          454,639             (476,273)            (21,590)
  Issuance of Common Stock
   Sale of Stock                      --             --            1,996                   --               2,000
   Services Rendered                  --             --           17,964                   --              18,000
  Net (Loss), Year Ended
   December 31, 1989                  --             --               --              (31,945)            (31,945)
                                 -------        -------        ---------            ---------             -------
Balance, January 1, 1990              --             --          474,599             (508,218)            (33,535)
  Issuance of Common Stock
   Sale of Stock                      --             --           59,248                   --              59,250
   Services Rendered                  --             --           32,393                   --              32,400
  Net Income, Year Ended
   December 31, 1990                  --             --               --              133,894             133,894
                                 -------        -------        ---------            ---------             -------

               See accompanying notes and independent accountants' report.
                                      F-8



                                                      MATERIAL TECHNOLOGIES, INC.
                                                     (A Development Stage Company)
                                              STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  FOR THE PERIOD OCTOBER 21, 1983 (INCEPTION) THROUGH DECEMBER 31, 1997

                                   Class A Common                Class B Common             Class A Preferred Stock
                                -------------------           --------------------          -----------------------
                                  Shares                      Shares                       Shares
                               Outstanding     Amount        Outstanding    Amount        Outstanding     Amount
                               ----------     --------       ----------    ---------      -----------     -------
Balance January 1, 1991
as Restated                     93,071           93            --              --            --             --
  Issuance of Common Stock
   Sale of Stock                   647            1            --              --           350,000        350
   Services Rendered             4,371            4            --              --            --             --
   Conversion of Warrants           30           --            --              --            --             --
   Conversion of Stock          (6,000)          (6)         60,000            60            --             --
  Net (Loss), Year Ended
   December 31, 1991                --            --           --              --            --             --
                                -------          ---          -----           ---           -------       -------

Balance January 1, 1992         92,119           92          60,000            60           350,000         350
  Issuance of Common Stock
   Sale of Stock                20,000           20            --              --            --             --
   Services Rendered             5,400            5            --              --            --             --
   Conversion of Warrants        6,000            6            --              --            --             --
   Sale of Class B Stock            --           --         60,000             60            --             --
Issuance of Stock to
    Unconsolidated Subsidiary    4,751            5            --              --            --             --
Conversion of Stock              6,000            6        (60,000)           (60)           --             --
  Cancellation of Shares        (6,650)          (7)            --             --            --             --
  Net (Loss), Year Ended
   December 31, 1992                --           --             --             --            --             --
                               ---------       -----       -------           -------       -------        -------

Deficit
                               Class B Preferred Stock                             Accumulated
                               ------------------------        Capital            During the
                                  Shares                       in Excess of        Development
                               Outstanding       Amount        Par Value              Stage                Total
                               ----------       --------       ----------          -----------           ---------
Balance January 1, 1991 as Rest       --             --          566,240             (374,324)            192,009
  Issuance of Common Stock
   Sale of Stock                      --             --          273,335                   --             273,686
   Services Rendered                  --             --           64,880                   --              64,884
   Conversion of Warrants                                             --
   Conversion of Stock                --             --               --                   --                  --
  Net (Loss), Year Ended
   December 31, 1991                  --             --               --             (346,316)           (346,314)
                                 -------        -------        ---------            ---------             -------
Balance January 1, 1992               --             --          904,455             (720,640)            184,265
  Issuance of Common Stock
   Sale of Stock                      --             --           15,980                   --              16,000
   Services Rendered                  --             --           15,515                   --              15,520
   Conversion of Warrants             --             --           14,994                   --              15,000
   Sale of Class B Stock              --             --           14,940                   --              15,000
  Issuance of Stock to
    Unconsolidated Subsidiary         --             --           71,659                   --              71,664
  Conversion of Stock                 --             --               --                   --                  --
  Cancellation of Shares              --             --                7                   --                  --
  Net (Loss), Year Ended
   December 31, 1992                  --             --               --             (154,986)           (158,196)
                                 -------        -------        ---------            ---------             -------

               See accompanying notes and independent accountants' report.
                                      F-9




                                            MATERIAL TECHNOLOGIES, INC.
                                           (A Development Stage Company)
                                    STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                   FOR THE PERIOD OCTOBER 21, 1983 (INCEPTION) THROUGH DECEMBER 31, 1997

                                  Class A Common               Class B Common                Class A Preferred Stock
                                  --------------               ---------------               -----------------------
                               Shares                        Shares                            Shares
                            Outstanding     Amount        Outstanding       Amount          Outstanding        Amount
                            ----------      ------         ----------       ------           ----------        -------
Balance December 31, 1992        127,620        127           60,000            60             350,000          350
  Issuance of Common Stock
   Licensing Agreement            12,500         13               --            --                --             --
   Services Rendered              67,030         67               --            --                --             --
   Warrant Conversion             56,000         56               --            --                --             --
  Cancellation of Shares         (31,700)       (32)              --            --                --             --
  Net (Loss) for Year Ended
    December 31, 1993 (Restated      --          --               --            --                --             --
                                 ---------      -----          -------        -------           -------         ------
Balance December 31, 1993        231,449         231           60,000            60              350,000          350
                                 ---------      -----          -------        -------           -------         -------

                                                                                   Deficit
                               Class B Preferred Stock                             Accumulated
                               -------------------------        Capital            During the
                                  Shares                       in Excess of        Development
                               Outstanding       Amount        Par Value              Stage
                               ----------       --------       ----------          -----------
Balance December 31, 1992             --             --        1,037,550             (875,626)
  Issuance of Common Stock
   Licensing Agreement                --             --            6,237                   --
   Services Rendered                  --             --           13,846                   --
   Warrant Conversion                                            304,943                   --
  Cancellation of Shares              --             --           (7,537)                  --
  Net (Loss) for Year Ended
    December 31, 1993 (Restated       --             --               --             (929,900)
                                 -------        -------        ---------            ---------
Balance December 31, 1993             --             --        1,355,039           (1,805,526)
                                 -------        -------        ---------            ---------

               See accompanying notes and independent accountants' report.
                                      F-10



                                                     MATERIAL TECHNOLOGIES, INC.
                                                 (A Development Stage Company)
                                               STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  FOR THE PERIOD OCTOBER 21, 1983 (INCEPTION) THROUGH DECEMBER 31, 1997

                                    Class A Common                 Class B Common             Class A Preferred Stock
                                    --------------                 --------------             ----------------------
                              Shares                          Shares                         Shares
                            Outstanding       Amount        Outstanding        Amount      Outstanding        Amount
                            ----------        -------       -----------        -------     -----------        ------
Adjustment to Give Effect
  to Recapitalization on
  February 1, 1994            30,818            31              --               --              --              --

  Issuance of Shares for
     Services Rendered       223,000           223              --                --              --             --
   Sale of Stock           1,486,112         1,486              --                --              --             --
   Issuance of Shares for
     the Modification of
      Agreement               34,000            34              --                --              --             --
   Net (Loss) for the Year
     Ended December 31, 1994      --            --              --                --              --             --
                             ---------        -----          -------            -------        -------        -------

Balance - December 31, 1994 2,005,380         2,005           60,000               60          350,000          350
   Issuance of Common Stock
   in Consideration for
   Modification of Agreement  152,500           153              --                 --              --            --

   Net (Loss) for the Year
     Ended December 31, 1995       --            --              --                 --              --            --
                             ---------         -----         -------             -------         -------      -------

Balance - December 31, 1995 2,157,880          2,157          60,000                60          350,000         350
                             =========         =====         =======             =======        ========       =====


                                    Redeemable                                       Deficit
                               Class B Preferred Stock                             Accumulated
                               -------------------------        Capital            During the
                                  Shares                       in Excess of        Development
                               Outstanding       Amount        Par Value              Stage
                               ----------       --------       ----------          -----------
Adjustment to Give Effect
  to Recapitalization on
  February 1, 1994                    --             --          385,393                   --

   Issuance of Shares for
     Services Rendered                --             --               --                   --
   Sale of Stock                      15        150,000           23,300                   --
   Issuance of Shares for
     the Modification of
      Agreemrnt                       --             --              (34)                  --
   Net (Loss) for the Year
     Ended December 31, 1994 -        --             --               --             (377,063)
                                 -------        -------        ---------            ---------
Balance - December 31, 1994           15        150,000        1,763,698           (2,182,589)

   Issuance of Common Stock
   in Consideration for
   Modification of Agreement          --             --               --                   --

   Net (Loss) for the Year
     Ended December 31, 1995 -        --             --               --             (197,546)
                                 -------        -------        ---------            ---------
Balance - December 31, 1995           15        150,000        1,763,698           (2,380,135)
                                  =======        =======        ==========          ==========

               See accompanying notes and independent accountants' report.
                                      F-11


                                                                         MATERIAL TECHNOLOGIES, INC.
                                                                        (A Development Stage Company)
                                                          STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                              FOR THE PERIOD OCTOBER 21, 1983 (INCEPTION) THROUGH DECEMBER 31, 1997


                                   Class A Common              Class B Common                Class A Preferred Stock
                                    --------------           ---------------                   ----------------------
                                  Shares                       Shares                           Shares
                               Outstanding       Amount      Outstanding        Amount        Outstanding     Amount
                               ----------       --------     -----------        -------       -----------     ------
   Issuance of Shares for
     Services Rendered          164,666         165            --              --            --                --
   Sale of Stock                 70,000          70            --              --            --                --
   Issuance of Shares for
     the Modification of
     Agreement                   50,000         250            --               --           --                --
   Cancellation of Shares Held
     in Treasury                (62,000)        (62)           --               --           --                --
   Net (Loss) for the Year
     Ended December 31, 1996         --          --            --               --           --                --
                               ---------       -----         -------         -------      -------          -------
Balance - December 31, 1996    2,580,546       2,580         60,000             60        350,000             350

   Sale of Stock                 100,000         100            --              --             --              --
   Conversion of Indebtedness    800,000         800            --              --             --              --
   Class A Common Stock Issued
     in Cancellation of
      $372,000
    Accrued Wages Due Officer  1,499,454        1,500           --              --             --               --



                                    Redeemable                                       Deficit
                               Class B Preferred Stock                             Accumulated
                               -------------------------        Capital            During the
                                  Shares                       in Excess of        Development
                               Outstanding       Amount        Par Value              Stage
                               ----------       --------       ----------          -----------
   Issuance of Shares for
     Services Rendered                --             --           16,301                   --
   Sale of Stock                      --             --          173,970                   --
   Issuance of Shares for
     the Modification of Agreem       --             --             (250)                  --
   Cancellation of Shares Held
     in Treasury                      --             --         (154,538)                  --
   Net (Loss) for the Year
     Ended December 31, 1996          --             --               --             (450,734)
                                 -------        -------        ---------            ---------
Balance - December 31, 1996           15        150,000        1,799,181           (2,830,869)


   Sale of Stock                      --             --           99,900                   --
   Conversion of Indebtedness         --             --          187,793                   --
   Class A Common Stock Issued
     in Cancellation of $372,000
     Accrued Wages Due Officer        --             --          370,500                   --

               See accompanying notes and independent accountants' report.
                                      F-12



                                                                         MATERIAL TECHNOLOGIES, INC.
                                                                        (A Development Stage Company)
                                                          STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                              FOR THE PERIOD OCTOBER 21, 1983 (INCEPTION) THROUGH DECEMBER 31, 1997
                                  Class A Common                  Class B Common               Class A Preferred Stock
                                --------------------           ---------------------           -----------------------
                               Shares                         Shares                          Shares
                             Outstanding       Amount        Outstanding       Amount       Outstanding          Amount
                             ----------        ------        -----------       ------       -----------          ------
   Issuance of Shares for
     Services Rendered         247,000          247            --               --             --                 --
   Adjustment to Give Effect
     to Recapitalization on
     March 9, 1997             560,000          560            --                --            --                 --
   Net (Loss) for the Year
     Ended December 31, 1997        --           --            --                --            --                 --
                              ---------      --------      -------           -------          -------          -------
                              5,787,000      $  5,787       60,000           $ 60             350,000         $  350
                              =========         =====       =======          =======          =======          =======


                                    Redeemable                                       Deficit
                               Class B Preferred Stock                             Accumulated
                               -------------------------        Capital            During the
                                  Shares                       in Excess of        Development
                               Outstanding       Amount        Par Value              Stage
                               ----------       --------       ----------          -----------
   Issuance of Shares for
     Services Rendered                --             --            2,223                   --
   Adjustment to Give Effect
     to Recapitalization on
     March 9, 1997                    --             --             (560)                  --
   Net (Loss) for the Year
     Ended December 31, 1997          --             --               --             (104,073)
                                 -------        -------        ---------            ---------
                                     15        $ 150,000      $ 2,459,037        $  (2,934,942)
                                  =======        =======        ==========          ==========

               See accompanying notes and independent accountants' report.
                                      F-13



                                   MATERIAL TECHNOLOGIES, INC.
                                  (A Development Stage Company)
                                    STATEMENTS OF CASH FLOWS

                                                                               From  Inception
                                                                              October  21,  1983
                                                                                   Through
                                           1995         1996         1997     December 31, 1997
CASH FLOWS FROM
OPERATING ACTIVITIES:
  Net Income (Loss) . . . . . . . . . .  (197,546)      (450,734)  (133,578)          2,964,447
Adjustments to
  Reconcile Net Income (Loss)
  to Net Cash Provided (Used)
  by Operating Activities
  Depreciation and
  Amortization. . . . . . . . . . . . .     5,555          4,931      4,779             164,494
  Gain on Sale of
Tensiodyne Corporation Co
  Common Stock. . . . . . . . . . . . .         -        (17,750)         -             (17,750)
Charge off of Deferred
  Offering Costs. . . . . . . . . . . .    31,480              -      5,000              36,480
Gain on Foreclosure . . . . . . . . . .         -   -    (18,697)   (18,697)
(Increase) Decrease
   in  Receivables. . . . . . . . . . .         -   -   (113,832)  (113,832)
(Increase) Decrease
   in Prepaid Expenses. . . . . . . . .         -         (1,472)     1,793                 321
Loss on Sale of Equipment . . . . . . .         -              -          -              12,780
Issuance of Common
   Stock for Services . . . . . . . . .         -         16,467      2,470             298,435
Issuance of Common
   Stock for Agreement M. . . . . . . .       152              -          -                 152
Forgiveness of Indebtedness . . . . . .         -              -          -             165,000
Increase (Decrease) in
  Accounts Payable and
  Accrued Expenses. . . . . . . . . . .    16,032        238,957     32,376             584,911
Interest Accrued on
  Notes Payable . . . . . . . . . . . .    10,870         17,681     11,266              39,817
Increase in Research
  and Development
  Sponsorship Payable . . . . . . . . .         -              -     29,505             218,000
(Increase) in Note for
  Litigation Settlement . . . . . . . .    (1,921)        (2,092)         -             (25,753)
(Increase) in Deposits. . . . . . . . .         -              -          -              (2,189)
    TOTAL ADJUSTMENTS . . . . . . . . .    62,168        256,722    (45,340)          1,342,169
   NET CASH PROVIDED
   (USED) BY
   OPERATING ACTIVITIES . . . . . . . .  (135,378)      (194,012)  (178,918)         (1,622,278)

  CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds From Sale of
  Equipment . . . . . . . . . . . . . .         -              -          -              10,250
Purchase of Property
  and Equipment . . . . . . . . . . . .         -              -          -            (226,109)
Proceeds from Sale of
  Tensiodyne Corporation
  Common Stock. . . . . . . . . . . . .         -         17,750          -              17,750
Proceeds from Foreclosure . . . . . . .         -              -     44,450              44,450
(Increase) in Other Assets. . . . . . .         -              -          -             (69,069)
Payment for License
  Agreement . . . . . . . . . . . . . .         -              -          -              (6,250)

NET CASH PROVIDED (USED)
BY INVESTING ACTIVITIES . . . . . . . .        --         17,750     44,450            (228,978)

  CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock
  Net of Offering Costs . . . . . . . .        --        174,040    100,000             832,319
Costs incurred in Offering. . . . . . .         -              -          -             (31,480)
Sale of Common
  Stock Warrants. . . . . . . . . . . .         -              -          -              18,250
Sale of Preferred Stock . . . . . . . .         -              -          -             258,500
Sale of Redeemable
  Preferred Stock . . . . . . . . . . .         -              -          -             150,000
Capital Contributions . . . . . . . . .         -              -          -             301,068
Proceeds From Note Payable. . . . . . .         -              -          -                  --
Payment on Proposed
  Reorganization. . . . . . . . . . . .         -         (5,000)         -              (5,000)
Loans  From  Officers . . . . . . . . .   100,874         43,250    119,000             475,307
Repayments to Officer . . . . . . . . .   (16,000)       (64,676)   (79,659)           (309,921)
Increase in Loan
  Payable-Others. . . . . . . . . . . .    58,000         25,000          -             164,664


               See accompanying notes and accountants' report.
                                      F-14



                           MATERIAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                         From Inception
                                                       (October 21, 1983)
                                                           Through
                           1995      1996      1997    December 31, 1997
NET CASH PROVIDED BY
  FINANCING ACTIVITIES.  142,874   172,614   139,341           1,853,707
NET INCREASE (DECREASE)
  IN CASHAND CASH
  EQUIVALENTS . . . . .    7,496    (3,648)    4,873        2,451 -11266
BEGINNING BALANCE
  CASH AND CASH
  EQUIVALENTS . . . . .   (6,270)    1,226    (2,422)                 --
ENDING BALANCE
  - CASH AND CASH
  EQUIVALENTS . . . . .    1,226    (2,422)    2,451               2,451






                                 MATERIAL TECHNOLOGIES, INC.
                                (A Development Stage Company)
                                  STATEMENTS OF CASH FLOWS

                                                                            From Inception
                                                                           October 21, 1983
                                                                               Through
                                           1995       1996       1997     December 31, 1997
CASH FLOWS FROM
OPERATING ACTIVITIES:
  Net Income (Loss) . . . . . . . . . .  (197,546)  (450,734)  (133,578)          2,964,447
Adjustments to
  Reconcile Net Income (Loss)
  to Net Cash Provided (Used)
  by Operating Activities
  Depreciation and
  Amortization. . . . . . . . . . . . .     5,555      4,931      4,779             164,494
     Gain on Sale of
Tensiodyne Corporation Co
  Common Stock. . . . . . . . . . . . .         -    (17,750)         -             (17,750)
Charge off of Deferred
  Offering Costs. . . . . . . . . . . .    31,480          -      5,000              36,480
Gain on Foreclosure . . . . . . . . . .         -          -    (18,697)            (18,697)
(Increase) Decrease
   in  Receivables. . . . . . . . . . .         -          -   (113,832)           (113,832)
(Increase) Decrease
   in Prepaid Expenses. . . . . . . . .         -     (1,472)     1,793                 321
Loss on Sale of Equipment . . . . . . .         -          -          -              12,780
Issuance of Common
   Stock for Services . . . . . . . . .         -     16,467      2,470             298,435
Issuance of Common
   Stock for Agreement M. . . . . . . .       152          -          -                 152
Forgiveness of Indebtedness . . . . . .         -          -          -             165,000
Increase (Decrease) in
  Accounts Payable and
  Accrued Expenses. . . . . . . . . . .    16,032    238,957     32,376             584,911
Interest Accrued on
  Notes Payable . . . . . . . . . . . .    10,870     17,681     11,266              39,817
Increase in Research
  and Development
  Sponsorship Payable . . . . . . . . .         -          -     29,505             218,000
(Increase) in Note for
  Litigation Settlement . . . . . . . .    (1,921)    (2,092)         -             (25,753)
(Increase) in Deposits. . . . . . . . .         -          -          -              (2,189)
TOTAL ADJUSTMENTS . . . . . . . . . . .    62,168    256,722    (45,340)          1,342,169
   NET CASH PROVIDED
   (USED) BY
   OPERATING ACTIVITIES . . . . . . . .  (135,378)  (194,012)  (178,918)         (1,622,278)

  CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds From Sale of
  Equipment . . . . . . . . . . . . . .         -          -          -              10,250
Purchase of Property
  and Equipment . . . . . . . . . . . .         -          -          -            (226,109)
Proceeds from Sale of
  Tensiodyne Corporation
  Common Stock. . . . . . . . . . . . .         -     17,750          -              17,750
Proceeds from Foreclosure . . . . . . .         -          -     44,450              44,450
(Increase) in Other Assets. . . . . . .         -          -          -             (69,069)
Payment for License
  Agreement . . . . . . . . . . . . . .         -          -          -              (6,250)

NET CASH PROVIDED (USED)
BY INVESTING ACTIVITIES . . . . . . . .        --     17,750     44,450            (228,978)

  CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock
  Net of Offering Costs . . . . . . . .         -    174,040    100,000             832,319
Costs incurred in
       Offering . . . . . . . . . . . .         -          -          -             (31,480)
Sale of Common
  Stock Warrants. . . . . . . . . . . .         -          -          -              18,250
Sale of Preferred Stock . . . . . . . .         -          -          -             258,500
Sale of Redeemable
  Preferred Stock . . . . . . . . . . .         -          -          -             150,000
Capital Contributions . . . . . . . . .         -          -          -             301,068
Proceeds From Note Payable. . . . . . .         -          -          -                  --
Payment on Proposed
  Reorganization. . . . . . . . . . . .         -     (5,000)         -              (5,000)
Loans  From  Officers . . . . . . . . .   100,874     43,250    119,000             475,307
Repayments to Officer . . . . . . . . .   (16,000)   (64,676)   (79,659)           (309,921)
Increase in Loan
  Payable-Others. . . . . . . . . . . .    58,000     25,000          -             164,664


                 See accompanying notes and accountants' report.
                                     F-14


                       MATERIAL TECHNOLOGIES, INC.
                      (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS


                                                       From  Inception
                                                      (October 21, 1983)
                                                           Through
                           1995      1996      1997    December 31, 1997
NET CASH PROVIDED BY
  FINANCING ACTIVITIES.  142,874   172,614   139,341           1,853,707
NET INCREASE (DECREASE)
  IN CASHAND CASH
  EQUIVALENTS . . . . .    7,496    (3,648)    4,873        2,451 -11266
BEGINNING BALANCE
  CASH AND CASH
  EQUIVALENTS . . . . .   (6,270)    1,226    (2,422)                 --
ENDING BALANCE
  - CASH AND CASH
  EQUIVALENTS . . . . .    1,226    (2,422)    2,451               2,451

SUPPLEMENTAL INFORMATION:

   A.  Definition of Cash and Cash Equivalents

       For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

   B. During the periods from the date of inception (October 21, 1983) to December 31, 1995, there have been no cash payments for income taxes or interest.

During 1996, the Company made interest payments totalling $2,000. There were no payments in 1996 for income taxes.

   C.  Non  Cash  Investing  and  Financing  Activities

     During 1995, the Company forgave $154,600 on an obligation due from the Company's President in consideration for the President returning 62,000 shares of the Company's Class A Common Stock to its treasury.

     During 1995, the Company also issued 152,500 shares of its Class A Common stock to third parties in consideration for the modification of certain agreements.

     During 1996, the Company issued 250,000 shares of its Class A Common stock in consideration for the cancellation of a 2.5% royalty interest in the Company's Fatigue Fuse.

     During 1996, a unrelated third party assigned his interest in a $55,000 loan owed him by the Company to the Company's President.

     During 1997, the Company issued 1,499,454 shares of Class A Common Stock to its President in exchange for the cancellation of accrued salary due him in the amount of $372,000.

     During 1997, the Company issued 520,000 shares of Class A Common Stock to the Company's President through the conversion of a convertible note.

     During 1997, the Company issued 280,000 shares of Class A Common Stock to a third party through the conversion of a convertible note.

                See accompanying notes and accountants' report.
                                     F-15

                           MATERIAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


Note  1  -  Organization        Material Technologies, Inc.  (the "Company") was
organized  on  March  4,  1997,  under  the  laws  of  the  state  of  Delaware.

On March 9, 1997, the Company's Board of Directors authorized the issuance of 5,560,000 of its Class A Common Stock to Material Technology, Inc. ("Matech 1") in exchange for all of Matech 1's operations including all of its assets and the assumption of all of Matech 1's liabilities.

The formation of this subsidiary and related transfer of assets and liabilities is in connection with a February 17, 1997 Stock Purchase Agreement among Matech 1, Montpilier Holdings, Inc., SecurFone America, Inc. and the Company's President. Under this agreement, the parties effected a reverse merger of SecurFone into Matech 1 immediately after the distribution of this Company's stock to the shareholders of Matech 1. A schedule of the assets and liabilities acquired is as follows:PP


Assets
Prepaid Expenses             $   6,472
Property & Equipment
Net                             98,016
    Licensing Agreement and
      Patents                   20,669
    Notes Receivable            25,753
    Other Assets                57,389

                             $ 208,299

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization (continued)

Liabilities

Bank Overdraft                $   (2,422)
Payables and Other
   Accrued Expenses             (180,536)
Accrued Salaries
    - Officer                   (372,000)
Loans Payable - Officer          (56,846)
Loans Payable - Other            (57,627)
Note Payable on
Licensing Agreement             (188,495)

                                (857,926)
Redeemable Preferred
Stock                           (150,000)
Liabilities in Excess
of Assets Transferred         $ (799,627)

The amounts reflected above are the balances reflected in Matech 1's audited balance sheet as of December 31, 1996, adjusted to take into effect the conversion of certain loans due a shareholder and the Company's President as discussed further in Notes 9 and 14. Management has determined that the activity between this balance sheet date and the actual date of transfer is immaterial.

For financial reporting purposes, the above transaction was treated as a recapitalization. Therefore, the assets and liabilities transferred have been recorded at historical cost.

The Company is in the development stage, as defined in FASB Statement 7, with its principal activity being research and development in the area of metal fatigue technology with the intent of future commercial application. The Company has not paid any dividends and dividends which may be paid in the future will depend on the financial requirements of the Company and other relevant factors.


                         MATERIAL TECHNOLOGIES, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS


Note  2  -  Summary  of  Significant  Accounting  Policies

a.  Property  and  Equipment

The cost of property and equipment is depreciated overthe estimated useful lives of the related assets.Depreciation is computed on the straight-line method forfinancial reporting purposes and for income tax reportingpurposes.

b.  Intangible  Assets

Intangibles are amortized on the straight-line methodover periods ranging from 5 to 20 years (see Note 5).

c.  Net  Loss  Per  Share

Net  loss  per  share  is  computed  pursuant  to  SAB  Topic1.B.2.

d.  Pervasiveness  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.
          e)          Fair  Value  of  Financial  Instruments

     The Company estimates the fair value of its financial instruments at their current carrying amounts.

Note  3  -  Receivable  from  Montpilier  Holdings,  Inc

Under the merger agreement with Montpilier Holding, Inc. as discussed in Note 1, the Company is to be reimbursed by Montipilier approximately $120,558 of which the  Company  received  $70,558 in 1997. The remaining balance will be paid upon the  settlement  of  a  lawsuit  between  the  Company and its President against certain shareholders relating to the right of these shareholders to acquire shares of the Company's common stock without payment of consideration. The receivable due the Companyis secured by 560,000 shares of the Company's Class A Common Stock.re

                         MATERIAL TECHNOLOGIES, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS


Note  4  -  Realization  of  Assets

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial operating losses totaling $2,934,942 since its inception through December 31,1997. These continuing losses are an indication that the Company may not be able to continue to operate.

The Company anticipates that it needs approximately $600,000 in order to complete the development and marketing of its Fatigue Fuse and approximately $2,000,000 to develop the Electrochemical Fatigue Sensor.Management believes the source of the $2,600,000 will be through government grants, sale of the Company's stock, entering into joint ventures, and or through the sale of royalty interests.

Note  5  -  Intangibles

Intangible  assets  consist  of  the  following:


                              Period of      December  31,
                             Amortization     1996        1997
Patent Cost. . . . . . . . . .  17 Years   $ 28,494   $28,494
Organization Costs . . . . . .   5 Years      9,076     9,076
License Agreement. . . . . . .  20 Years      6,250     6,250
     (See Note 7). . . . . . .    43,820     43,820
Less Accumulated Amortization.    23,151)   (25,141)

                                           $ 20,669   $18,679


                         MATERIAL TECHNOLOGIES, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS

Note 6 - Litigation Settlement

On October 26, 1992, the Company agreed to an out-of-court settlement resulting from improprieties by its chief technical consultant, who was also an officer and director. The settlement resulted in a return from the individual of 5,650 shares of the Company's common stock, a return of 600 warrants to purchase 600 shares of common stock, and a promissory note for $50,000 secured by a mortgage interest on the individual's residence.

The note was non-interest bearing due and payable upon either the deathof the individual's spouse or upon conveyance or attempted conveyance of any interest in the individual's residence. Interest was imputed pursuant to APB-21 at an annual rate of 8.5%. The balance of this note as of December 31, 1996 was $25,753. Accrued interest credited to operations for the years 1995 and 1996 were $1,929 and $2,091, respectively.

As of December 31, 1996, the note was in default due to the failure by the individual to maintain insurance on the property and to pay property taxes. During 1997, the Company foreclosed on the property and then sold it. The proceeds received from the sale net of related costs and attorney's fees amounted to approximately $44,450. The company realized a net gain from the foreclosure of approximately $18,697.

Note  7  -  License  Agreement

The Company has entered into a license agreement with the University of Pennsylvania regarding the development and marketing of the Electrochemical Fatigue Sensor. The Sensor is designed to measure electrochemically the status of a structure without knowing the structure's past loading history. The Company is in the initial stage of developing the Sensor.

Under the terms of the agreement the Company issued to the University 12,500 shares of its common stock, and a 5% royalty on sales of the product. The
Company valued the licensing agreement at $6,250. Under the terms of the agreement, the license terminates upon the expiration of the underlying patents, unless sooner terminated as provided in the agreement. The Company is amortizing the license over 20 years.


                         MATERIAL TECHNOLOGIES, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS

Note  7  -  License  Agreement  (continued)

In addition to entering into the licensing agreement, the Company also agreed to sponsor the development of the Sensor. Under the Sponsorship agreement, the Company agreed to reimburse the University development costs totaling approximately $200,000 which was to be paid in 18 monthly installments of $11,112. The research and development costs are recorded at present value, usingan annual interest rate of 8.5%. At December 31, 1995, and 1996, the presentvalue of this obligation was $188,494. The Company charged the full $188,494 to operations as research and development in 1993. The Company has not made any payments toward this obligation.

Pursuant to the terms of the agreement, the Company reimbursed the University $10,000 in 1996 for the cost it incurred in the prosecution and maintenance of its patents relating to the Electrochemical Fatigue Sensor.

The Company and the University have agreed to modify the terms of the licensing agreement and related obligation. The terms of the modified agreements include an increase in the University's royalty to 7% of the sale of related products, the issuance of additional shares of the Company's Class A Common Stock to equal 5% of the outstanding stock of the Company as of the effective date of the modified agreements, and to pay to the University 30% of any amounts raised by the Company in excess of $150,000 (excluding amounts received on government grants or contracts) up to the amount owed to the University.

The parties agreed that the balance owed on the Sponsorhip Agreement is $200,000 and commencing June 30, 1997, the balance due will accrue interest at a rate of 1.5% per month until the loan matures on December 16, 2001, when the loan balance and accrued interest becomes fully due and payable. In addition, under the agreement, Mr. Bernstein agreed to limit his compensation from the Company to $150,000 per year until the loan and accrued interest is fully paid. Interest charged to operations for 1997 relating to this obligation was approximately $29,505.


                         MATERIAL TECHNOLOGIES, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS

Note 8 - Property and Equipment

The following is a summary of property and equipment:

                                            December 31,
                                  1996         1997
Office Equipment               $  14,345    $  14,345
Remote Monitoring system          97,160       97,160
Manufacturing Equipment          100,067      100,067
                                 211,572      211,572
        Less: Accumulated
         Depreciation           (113,556)    (116,345)
                               $  98,016    $  95,227

Depreciation charged to operations was $3,566, $2,942 and $2,789 in 1995, 1996, and 1997, respectively. The useful lives of office and manufacturing equipment for the purpose of computing depreciation is five years.

The Company's equipment has been pledged as collateral on the agreement with Advanced Technology Center (See Note 11(b)).

The Company has entered into an agreement dated April 1, 1993, with the University of Pennsylvania acting through the Laboratory for Research on the Structure of Matter ("LRSM") to loan certain manufacturing equipment to the LRSM for instructional and research related purposes for a period of 5 years, beginning December 1, 1992, and ending December 1, 1997. Upon expiration of the five year period, LRSM may retain the right to borrow the equipment for another 5 year period. In exchange for loaning the equipment to LRSM, the Company receives substantial testing from LRSM which aides the Company in the development of the Fatigue Fuse. Upon the expiration of the second five year period, LRSM has the option to purchase the equipment at its fair market value then prevailing.

Under the terms of the agreement, LRSM shall perform 1,200 hours of research and testing of materials to be used in conjunction with the Fatigue Fuse.


                         MATERIAL TECHNOLOGIES, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS


Note  9  -  Notes  Payable

On May 27, 1994, the Company borrowed $25,000 from Mr. Sherman Baker, a current shareholder. The loan is evidenced by a promissory note which is assessed interest at major bank prime rate. The principal and all accrued interest is fully due and payable in 2 years, but the Company is required to pay-off the loan and accrued interest in full from the proceeds of any independent financing.

As additional consideration for the loan, the Company granted to Mr. Baker, a 1% royalty interest in the Fatigue Fuse and a 0.5% royalty interest in the Electrochemical Fatigue Sensor. The Company has not placed a value on the royalty interest granted. The balance due on this loan as of December 31, 1996 and 1997 was $32,459 and $35,218, respectively. Interest charged to operations for 1995, 1996, and 1997 were $2,775, $3,189, and $2,759, respectively.

The Company did not pay any amounts due on this note when it matured on May 26, 1996, and the note is in default.

In addition, the Company borrowed an additional $58,000 from Mr. Baker in 1995. The loan was evidenced by a convertible debenture and under its terms, interest accrued on this loan at the prime lending rate of Mellon Bank N.A., and was fully payable with accrued interest on June 11, 2000. In March 1997, Mr. Baker exercised his option and converted the balance due him on the note into 280,000 shares of the Company's Class A common stock. The balance due on this note as of December 31, 1996, was approximately $65,893. interest charged to operations in 1995 and 1996 were approximately $2,828 and $5,065, respectively

In October 1996, the Company borrowed $25,000 from an unrelated third party. Under the terms of the promissory note, the loan is assessed interest at an annual rate of 10% and matures on October 15, 1998. The loan is convertible at any time prior to payoff at the option of the payee into 25,000 shares of the Company's Class A Common Stock. Interest charged to operations on this loan in 1996 and 1997 were approximately $527, and $2,500, respectively

Note  10  -  Income  Taxes

Income taxes are provided based on earnings reported for financial statement purposes pursuant to the provisions of Statement of Financial Accounting Standards No. 109 ("FASB 109").

                         MATERIAL TECHNOLOGIES, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS


Note  10  -  Income  Taxes  (continued)

FASB 109 uses the asset and liability method to account for income taxes which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of assets and liabilities.

An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it can-not be determined when, or if, the tax benefits derived from these operating losses will materialize.

Note 11 - Commitments and Contingencies

The  Company's  commitments  and  contingencies  are  as  follows:

     a. On December 24, 1985, in order to provide funding for research and development related to the Fatigue Fuse, the Company entered into various agreements with the Tensiodyne 1985-I R & D Partnership. These agreements were amended on October 9, 1989, and under the revised terms, obligated the Company to pay the Partnership a royalty of 10% of future gross sales. The Company's obligation to the Partnership is limited to the capital contributed to it by its partners in the amount of approximately $912,500 and accrued interest.

     b. On August 30, 1986, the Company entered into a funding agreement with the Advanced Technology Center ("ATC"), whereby ATC paid $45,000 to the Company for the purchase of a royalty of 3% of future gross sales and 6% of sublicensing revenue. The royalty is limited to the $45,000 plus an 11% annual rate of return. At December 31, 1995, and 1996, the future royalty commitment was limited to $107,510 and $119,336, respectively.

The payment of future royalties is secured by equipment used by the Company in the development of technology as specified in the funding agreement.

     c. On May 4, 1987, the Company entered into a funding agreement with ATC, whereby ATC provided $63,775 to the Company for the purchase of a royalty of 3% of future gross sales and 6% of sublicensing revenues. The agreement was amended August 28, 1987, and as amended, the royalty

                         MATERIAL TECHNOLOGIES, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS


Note  11  -  Commitments  and  Contingencies  (Continued)

     cannot exceed the lesser of (1) the amount of the advance plus a 26% annual rate of return or, (2) total royalties earned for a term of 17 years.

At December 31, 1996, and 1997, the total future royalty commitments, including the accumulated 26% annual rate of return, was limited to approximately $554,734, and $698,965, respectively. The future royalties are secured by the Company's patents, products, and accounts receivable, which may be related to technology developed with the funding.

     d. In 1994, the Company issued to Variety Investments, Ltd. of Vancouver, Canada ("Variety"), a 22.5% royalty interest on the Fatigue Fuse in consideration for the cancellation of cash advances made to the Company by Variety.

In December 1996, in exchange for the issuance by the Company of 250,000 shares of its Class A Common Stock, Variety reduced its royalty interest to 20%.

     e. Under an agreement which was effective February 2, 1994, Tensiodyne Corporation, the Company's former parent, was obligated to provide $5,100,000 in financing.

During 1994, the Company received $150,000 under this agreement in exchange for the issuance of 7,560 shares of its Class A common stock and 15 shares of its Redeemable Class B Preferred Stock. The $150,000 has been classified for financial purposes as Redeemable Preferred Stock.

The Shareholders of the preferred stock have the right of redemption at $10,000 per share, if the preferred shares are not redeemed by the Company within 10 years of issuance.

Dividends are payable on the preferred shares to the same extent as aggregate dividends on the number of shares of common stock equal to 30% of shares of the Company's common stock outstanding on the closing date. The holders of the preferred shares will be allowed to elect a director of the Company.

Tensiodyne was not able to fund the full amount of its obligation to the Company and on November 22, 1994, the Company filed suit against


                         MATERIAL TECHNOLOGIES, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS


Note 11 - Commitments and Contingencies (Continued)

Tensiodyne was not able to fund the full amount of its obligation to the Company and on November 22, 1994, the Company filed suit against Tensiodyne for breach of contract. On March 28, 1995, a settlement agreement was entered into whereby Tensiodyne issued to the Company 6,375,000 shares of its Common Stock. The proceeds received from the sale of these shares will be used to reduce Tensiodyne's obligation to pay the remaining balance owing of $4,950,000 and accrued interest which is assessed under the settlement agreement at 7% per annum.

The Company also received upon the signing of the settlement agreement 250,000 shares of Tensiodyne common stock.

Management believes that Tensiodyne has insufficient capital to meet its obligation to pay any of the amounts owed and the Company will have to rely on the proceeds it receives through the sale of the Tensiodyne shares to reduce the amount due.

The shares received were subject to restrictions imposed under SEC Rule 144. As of December 31, 1997, the restrictions imposed by SEC Rule 144 are lifted, but due to the limited market in which to sell the Tensiodyne stock, it is impractical to estimate the full value of the obligation owed the Company by Tensiodyne.

On December 30, 1996, an agreement was entered into whereby Tensiodyne agreed to exchange the 15 shares of Redeemable Class B Preferred Stock it owned in Matech 1 for 15 shares of the Company's Redeemable Class B Preferred Stock. The rights of the new issuance will be the same as the rights of the shares exchanged except the shares in the Company will be redeemable two years earlier on January 31, 2002. In consideration for the exchange, the Company paid Tensiodyne
$5,000.pp    ??

     f. The Company entered into an agreement with an unrelated third party for providing the idea of pursuing a government contract for the funding of the development of the Company's technologies, under which he would receive a number of the Company's Class A Common Stock equal to 2.5% of the number of shares outstanding as of the date a government contract is signed, 15% of the amount of the government contract, and an appointment to the Company's Board of Directors. Funds due him will be paid only when such funds become available to the Company.

                         MATERIAL TECHNOLOGIES, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS


Note 11 - Commitments and Contingencies (Continued)

The Company's obligation is created on the date the government contract is signed. Under the agreement with this individual, the amounts due will be evidenced by a promissory note bearing interest at major bank prime.

Interest accrues nine months after the government contract is executed, and is payable quarterly. The principal balance and any accrued interest is paid through funds raised or earned by the Company. The Company is obligated to pay 12.5% of the first $1,000,000 earned or raised and 15% of any amount in excess of the $1,000,000.

The Agreement contains anti-dilution provisions relating to the shares to be issued which expire once $50,000 is paid. The Company's obligation to have this person as a Director expires once all amounts due are paid. The contingent amount due has been personally guaranteed by the Company's President and is secured by the Company's patents. The personal guarantee expires upon the individual receiving $100,000.

       g. As discussed in Note 9, the Company granted a 1% royalty interest in the Company's Fatigue Fuse and a .5% royalty interest in its Electrochemical Fatigue Sensor to Mr. Sherman Baker as part consideration on a $25,000 loan made by Mr. Baker to the Company.

A summary of royalty interests which the Company has granted and are outstanding as of December 31, 1997, follows:


                                       Fatigue       Fatigue
                                        Fuse         Sensor
Tensiodyne 1985-1 R&D Partnership        --*          --
Advanced Technology Center
  Future Gross Sales                   6.00%*         --
  Sublicensing Fees                      -- **        --
Variety Investments, Ltd.             20.00%          --
University of Pennsylvania
   Net Sales of Licensed Products        --         7.00%
Net Sales of Services                    --         2.50%
Sherman Baker                          1.00%        0.50%
                                      27.00%       10.00%

* Royalties limited to specific rates of return as discussed in Notes 11(a) and (b) above.

                         MATERIAL TECHNOLOGIES, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS


Note  11  -  Commitments  and  Contingencies  (Continued)

*Royalties limited to specific rates of return as discussed in Notes 11(a) and (b) above.

**The Company granted 12% royalties on sales from sublicensing. These royalties are also limited to specific rates of return as discussed in Note 11(b) and (c) above.

     h. The Company has a teaming agreement with Southwest Research Institute ("SWRI") and the University of Pennsylvania (Collectively known as the "Team"). On February 25, 1997, the United States Air Force awarded the Team a $2,500,000 Phase I contract to "determine the feasibility of [the Company's Electrochemical Fatigue Sensor ("EFS")

 to improve the Unites States Air Force capability to perform durability assessments of military aircraft, including both air frames and engines through the application of EFS to specific military aircraft alloys". The Company is performing services for SWRI and its share of the award is approximately $550,000 which is to be disbursed for specific purposes as defined in the contract.

     During 1997, the Company earned approximately $336,410 from this agreement of which approximately $62,332 was due the Company as of December 31, 1997

     i)          Operating  Leases

The Company leases its existing office under a noncancelable lease which expires on May 31, 1999.

Rental expense charged to operations for the years ended December 31, 1995, 1996, and 1997 were approximately $28,514, $29,017, and $28,137, which consisted solely of minimum rental payments.

Minimum  rental  commitments  under  the noncancelable lease expires as follows:

Year Ended 1998               $    22,416
Year Ended 1999               $    11,208

                         MATERIAL TECHNOLOGIES, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS


Note  11  -  Commitments  and  Contingencies  (Continued)

In addition to rent, the Company is obligated to pay property taxes, insurance, and other related costs associated with the leased office.

Note  12  -  Investments

The Company through a settlement with Tensiodyne Corporation received 6,581,250 of Class A Common Stock of Tensiodyne Corporation. During 1996, the Company received approximately $17,750 through the sale of 50,000 shares of Tensiodyne Corporation stock.

As of December 31, 1996, these shares were restricted and subject to Rule 144 of the Securities and Exchange Commission. Of the remaining 6,581,250 shares owned by the Company, approximately 690,000 shares were free trading. The Company is accounting for the free trading shares pursuant to FASB Statement 115. The 690,000 shares were valued at their market value using the price as quoted on the bulletin board at December 31, 1996, of $.08 per share. The Company has classified these shares as available for sale and the unrealized gain on these shares at December 31, 1996, amounting to $55,200 has been classified to stockholders' deficit.

In 1997, the sales restrictions of Rule 144 expired. Using the price as quoted on the bulletin board at December 31, 1997, of approximately $.10 per share, the market value of the 6,531,250 shares would be approximately $653,125. However due to the share's limited market, the Company believes that the actual proceeds it would derive from the sale of these shares at December 31, 1997 would be far lower then its $653125 computed value. The Company believes that the decline in value is other than temporary, and therefore has continued to value these shares at $55,200.


                         MATERIAL TECHNOLOGIES, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS


Note  13  -  Stockholders'  Equity

     a.          Warrants

On August 10, 1994, the Company granted 994,500 Class A Warrants to Mr. Robert Bernstein, 170,000 Class A Warrants to Mr. Joel Freedman, and 535,500 Class A Warrants to certain preferred shareholders. Each Class A Warrant entitled the registered holder to purchase one share of Class A Common Stock of the Company for $.50. On December 15, 1995, the Company's Board of Directors extended the expiration date of the Warrants from August 22, 1996 to August 22, 1999.

At the dates of the original grant and subsequent extension, the exercise price was greater than market value, therefore, no compensation costs were recognized. On July 31, 1997, all warrants were canceled.

     b.          Class  A  Common  Stock

The holders of the Company's Class A Common Stock are entitled to one vote per share of common stock held.

     c.          Class  B  Common  Stock

The holders of the Company's Class B Common Stock are not entitled to dividends, nor are they entitled to participate in any proceeds in the event of a liquidation of the Company. However the holders are entitled to 200 votes for each share of Class B Common held.

     d.          Class  A  Preferred  Stock

During 1991, the Company sold to a group of 15 individuals 2,585 shares of $100 par value preferred stock and warrants to purchase 2,000 shares of common stock for a total consideration of $258,500.

In the Company's 1994 spin off, these shares were exchanged for 350,000 shares of the Company's Class A Convertible Preferred Stock and 300,000 shares of its Class A Common Stock. The holders of these shares have a liquidation preference to receive out of assets of the Company, an amountequal to $.72 per one share of Class A Preferred Stock. Such amounts shall be paid upon all outstanding shares before any payment shall be made or


                         MATERIAL TECHNOLOGIES, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS


Note  13  -  Stockholders'  Equity  (Continued)

any assets distributed to the holders of the common stock or any other stock of any other series or class ranking junior to the Shares as to dividends or assets.

These shares are convertible to shares of the Company's common stock at a conversion price of $.72 ("initial conversion price") per share of Class A Preferred Stock which will be adjusted depending upon the occurrence of certain events. The holders of these preferred shares shall have the right to vote and cast that number of votes which the holder would have been entitled to cast had such holder converted the shares immediately prior to the record date for such vote.

The holders of these shares shall participate in all dividends declared and paid with respect to the Common Stock to the same extent had such holder converted the shares immediately prior to the record date for such dividend.

     e.          Redeemable  Preferred  Stock

The Company has authorized a class of 900,000 shares of preferred stock ($.001 par value) of which 15 shares have been designated Class B Preferred Shares.

The holders of these shares have a liquidation preference to receive out of assets of the Company, an amount equal to $10,000 per share. Such amounts shall be paid upon all outstanding shares before any payment shall be made or any assets distributed to the holders of the common stock or any other stock of any other series or class ranking junior to the Shares as to dividends or assets.

The holders of these preferred shares shall have the right to vote and cast one vote per share on all matters on which the holders of common stock have the right to vote. The holders of these shares shall be entitled by class to vote to elect one member of the board of directors and to vote as a class to remove any director so elected. The holders of these shares shall participate in all cash dividends declared and paid with respect to the Common Stock based upon a set formula as defined in the Company'sClass B Preferred Stock Certificate of Designation.


                         MATERIAL TECHNOLOGIES, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS


Note  13  -  Stockholders'  Equity  (Continued)

These shares may be redeemed at the option of the Corporation at any time upon the payment of $10,000 per share, plus any unpaid dividend to which the holders are entitled. The shares shall be redeemed at the option of the holders thereof at any time after January 31, 2002.

     g.          Issuances  Involving  Non-cash  Consideration

All issuances of the Company's stock for non-cash consideration have been assign a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readably determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others.


Note  14  -  Transactions  With  Management

     a. On December 10, 1992, the Company issued to Mr. Robert M. Bernstein, the President of the Company, 60,000 shares of the Company's Class B common stock. In exchange for the stock, Mr. Bernstein executed a five year non-interest bearing note for $15,000. The Note is non-recourse as the only security pledged for the obligation was the stock purchased.

     b. During 1993, Mr. Bernstein exercised warrants to purchase 56,000 shares of the Company's Class A common stock. Pursuant to the resolution on April 12, 1993, adjusting the per share amount from $10.00 to $2.50, Mr. Bernstein paid $560 and executed two five year non-interest bearing notes to the Company for $124,500 and $14,940. The Note is non-recourse as the only security pledged for the obligation was the stock purchased.

     c. On February 28, 1994, the Company authorized the issuance of 10,000 shares of Class A Common Stock to Mr. Bernstein for past services.

     d. In March 1994, Mr. Bernstein advanced the Company $48,750 of which $12,000 was canceled in exchange for the issuance of 1,200,000 shares of the Company's Class A Common Stock. Of these shares purchased, Mr. Bernstein sold 420,000 shares for $4,200 to Joel Freedman and certain preferred shareholders.


                         MATERIAL TECHNOLOGIES, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS


Note  14  -  Transactions  With  Management  (Continued)

     e.          In  1994, the president and a director of the Company purchased
278,550  shares  of  the  Company's  Class  A  common  stock  for  $2,786.

     f. In 1995, the Company's Board of Directors amended the Company's By-laws increasing the number of Directors from 2 to 3, and establishing an advisory board consisting of 7 people.

The Company authorized the issuance of 58,000 shares of its Class A Common Stock to the new board member and authorized the issuance of 20,000 shares of its Class A Common Stock to each member of the advisory board. Each member must serve on the advisory board for at least 2 years or will have to return the issued shares back to the Company.

     g. On June 12, 1995, $108,000 of the total advances made by the Company's President to the Company was converted into an interest bearing loan. The loan is assessed interest at Mellon Bank, N.A. prime lending rate and is convertible into 520,000 shares of the Company's Class A Common Stock on a pro rata basis. The loan matures in five years and the conversion of the $108,000 or any portion thereof can occur any time prior to maturity.

In March 1997, the President converted the balance owed him into 520,000 shares of Common Stock.

     h. In 1995, the Company forgave $154,600 on an obligation due from the Company's President in consideration for the President returning 62,000 shares of the Company's Class A Common Stock to the Company's Treasury.

     i. During 1996, the Company's President made advances to the Company totaling approximately $43,250. During 1996, the Company paid back to the President approximately $64,676.

     j. In 1996, the Company issued the President 62,000 shares of its Class A Common Stock for services.


                         MATERIAL TECHNOLOGIES, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS


Note  14  -  Transactions  With  Management  (Continued)

     k. During 1997, the President advanced $119,000 of which $79,659 was repaid. In the past, the Company only paid the President interest on his convertible note. All other loans were made interest free. In 1998, the Company's board of directors authorized the Company to pay the President interest on all amounts due him as of January 1, 1997, and on any future loan activity at an annual rate of 10%.The total amounts owed the president of the Company as of December 31, 1996 and 1997 amounted to $179,544 and $118,863, respectively. The amount of accrued interest charged to operations on the President's loans in 1995, 1996, 1997, were $5,268, $9,430, and $7,978, respectively.

l. During 1997, the Company canceled the approximately $372,000 of accrued salary owed the Company's President in exchange for issuing to him 1,499,454 shares of the Company's Class A Common Stock.

     m. In August, 1997, the Company's board of directors signed a resolution recognizing the Company's extreme dependence on the experience, contacts, and efforts of Mr. Bernstein and authorized to pay him a salary of $150,000 a year since 1991. Mr. Bernstein will receive the compensation at such time as the board has determined that the Company has profited from Mr. Bernstein's efforts in regards to the Company receiving substantial funding, the licensing of its technology, the selling of its technology, the Company's merger with another company, or otherwise profiting in a substantial manner. The amount which would be due to Mr. Bernstein as of December 31, 1997, had the board so declared, is approximately $557,583. This amount represents the difference between the $150,000 a year and the compensation actually accrued during the year 1991 through 1997.


Note  15  -  Stock  Option  Plan

In January 1996, Matech 1 registered with the Securities Exchange Commission its 1996 Stock Option Plan. The plan was formed to encourage ownership of the Common Stock of the Company by key employees, advisors, consultants, and officers providing service to the Company. 120,000 shares of Class A Commonar


                         MATERIAL TECHNOLOGIES, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS


Note  15  -  Stock  Option  Plan  (Continued)

Class A Common Stock are reserved under the plan. The option price will be determined by a Committee appointed by the Company's Board of Directors. In the case of Incentive Stock Options granted to an optionee who owns more than 10% of the Company's outstanding stock, the option price shall be at least 110% of the fair market value of a share of common stock at date of grant. During 1996, the Company received $174,040 through the issuance of 70,000 shares of the Company's Class A Common Stock through the plan.

Note  16  -  Subsequent  Events

In March 1998, The Company's Board of Directors authorized the issuance and offer to sell 2,430,000 shares of its Class A common stock at a price of $.07 per share to Robert M. Bernstein which will be paid through the cancellation of $170,000 of indebtedness owed him by the Company. Of the 2,430,000 shares to be issued, Mr. Bernstein will offer a certain number of these share at $.07 per share to the Baker Group in accordance with the January 18, 1994 Agreement among Tensiodyne Corporation. Robert M. Bernstein, and the holder's of Class A Convertible Preferred Stock.


                                     F-16


SUPPLEMENTAL INFORMATION:

   A. Definition of Cash and Cash Equivalents

            For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

   B.  During    the  periods from the date of inception  (October  21, 1983) to
December  31,    1995,  there  have  been  no  cash payments for income taxes or interest.


During 1996, the Company made interest payments totalling $2,000.
There were no payments in 1996 for income taxes.


   C. Non Cash Investing and Financing Activities


  During 1995, the Company forgave $154,600 on an obligation duefrom the Company's President in consideration for the President returning 62,000 shares of the Company's Class A Common Stock to its treasury.

  During 1995, the Company also issued 152,500 shares of its Class ACommon stock to third parties in consideration for the modification of certain agreements.

  During 1996, the Company issued 250,000 shares of its Class A Commonstock in consideration for the cancellation of a 2.5% royalty interest in the Company's Fatigue Fuse.

  During 1996, a unrelated third party assigned his interest in a $55,000 loan owed him by the Company to the Company's President.

  During 1997, the Company issued 1,499,454 shares of Class A CommonStock to its President in exchange for the cancellation of accrued salary due him in the amount of $372,000.

  During 1997, the Company issued 520,000 shares of Class A Common Stock to the Company's President through the conversion of a convertible note.

  During  1997,  the  Company issued 280,000 shares of Class A Common Stock to a third  party  through  the  conversion  of  a  convertible  note.
           See  accompanying  notes and accountants' report.

                                     F-15