Form 10-K/A
period 1997-12-31
MATERIAL TECHNOLOGIES INC /CA/
filed 1998-03-25
CIK 1036668

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10K/A
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS IN FORM 8-K
a.        Exhibits.

EXHIBIT NO.  DESCRIPTION
--------------------------------------------------------------------------------
2.1          Stock Purchase Agreement among Montpilier Holdings,
             Inc., SecurFone America, Inc., Material Technology, Inc., and Robert M. Bernstein incorporated by reference from the Company's S-1 Registration Statement effective July 31, 1997.
--------------------------------------------------------------------------------
2.2          Letter Agreement among Montpilier Holdings, Inc.,
             Material Technology, Inc., and Robert M. Bernstein incorporated by reference from the Company's S-1 Registration Statement effec-tive July 31, 1997.
--------------------------------------------------------------------------------
3(i)         Certificate of Incorporation is incorporated by
             reference from the Company's S-1 Registration Statement that became on July 31, 1997.
--------------------------------------------------------------------------------
3(ii)        Bylaws of Material Technology, Inc. is incorporated
             by reference from the Company's S-1 Registration Statement that became effective on July 31. 1997
--------------------------------------------------------------------------------
4.1          Class A Convertible Preferred Stock Certificate of
             Designations is incorporated by reference from the Company's S-1 Registration Statement that became effective on July 31, 19, 1997
--------------------------------------------------------------------------------
4.2          Class B Convertible Preferred Stock Certificate of
             Designations is incorporated by reference from the Company's S-1 Registration Statement that became effective on July 31, 1997
--------------------------------------------------------------------------------
10.1         License Agreement Between Tensiodyne Corporation
             and the Trustees of the University of Pennsylvania is
             incorporated by reference from the Company's S-1 Registration Statement that became effective on July 31, 1997
--------------------------------------------------------------------------------
10.2         Sponsored Research Agreement between Tensiodyne
             Corporation and the Trustees of the University of Pennsylvania is incorporated by reference from the Company's S-1 Registration Statement that became effective on July 31, 1997
--------------------------------------------------------------------------------
10.3         December 17, 1997 Amendment 1 to License Agreement
             Between Tensiodyne Scientific Corporation and the Trustees of the University of Pennsylvania is attached hereto.
--------------------------------------------------------------------------------
10.4         December 17, 1997 Repayment Agreement Between
             Tensiodyne Scientific Corporation and the Trustees of the University of Pennsylvania is attached hereto.
--------------------------------------------------------------------------------
10.5         Teaming Agreement Between Tensiodyne Scientific
             Corporation and Southwest Research Institute is incorporated by reference from the Company's S-1 Registration Statement that became effective on July 31, 1997.
--------------------------------------------------------------------------------
10.6         Letter Agreement between Tensiodyne Scientific
             Corporation, Robert M. Bernstein, and Stephen Forrest Beck and Handwritten modification is incorporated by reference from the Company's S-1 Registration Statement that became effective on
             July 31, 1997.
--------------------------------------------------------------------------------
10.7         Agreement Between Tensiodyne Corporation and
             Tensiodyne 1985-1 R&D Partnership is incorporated by reference from the Company's S-1 Registration Statement that became
             effective on July 31, 1997
--------------------------------------------------------------------------------
10.8         Amendment to Agreement Between Material Technology,
             Inc. and Tensiodyne 1985-1 R&D Partnership is incorporated by reference from Exhibit 10.6 of Material Technology, Inc.'s S-1 Registration Statement which became effective on July 31, 1997.
--------------------------------------------------------------------------------
10.9         Agreement Between Advanced Technology Center of
             Southeastern Pennsylvania and Material Technology, Inc. is incorporated by reference from the Company's S-1 Registration Statement that became effective on July 31, 1997
--------------------------------------------------------------------------------
10.10        Addendum to Agreement Between Advanced Technology
             Center of Southeastern Pennsylvania and Material Technology, Inc. is incorporated by reference from the Company's S-1 Registration Statement that became effective on July 31, 1997.
--------------------------------------------------------------------------------
10.11        Shareholder Agreement Between Tensiodyne
             Corporation, Variety Investments, Ltd. and Countryman
             Investments, Ltd. is incorporated by reference from the Company's S-1 Registration Statement that became effective on July 31,
             1997.
--------------------------------------------------------------------------------
10.12        Equipment Loan Agreement between Tensiodyne and the
             University of Pennsylvania is incorporated by reference from the Company's S-1 Registration Statement that became effective on
             July 31, 1997.
--------------------------------------------------------------------------------
27.1         Financial Data Schedule.
--------------------------------------------------------------------------------

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

                                     F-17