Form 10-Q
period 1998-03-31
MATERIAL TECHNOLOGIES INC /CA/
filed 1998-05-04
CIK 1036668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended: March 31, 1998        Commission  file  number:  33-23617

                           MATERIAL TECHNOLOGIES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            95-4622822
 --------------------------------------------               --------------------
(State or other jurisdiction of incorporation                 (IRS  Employer
          or  organization)                                 identification  No.)


                          11661  San Vicente Boulevard
                                    Suite 707
                                  Los Angeles,
                             ----------------------
                                California 90049
                                  ------------
                    (address of principal executive offices)
                                (Zip Code) 90064


                                  (310)208-5589
                         -------------------------------

               (Registrant's telephone number including area code)

           Securities Registered pursuant to Section 12(g) of the Act:

                                     Common
                                     ------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.        Yes  X
                                                            -

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in  Part  III  of this Form 10-K or any
amendment  of  this  form  10-K.  [    ]

     The aggregate market value of the voting stock held by Non-affiliates of the registrant at May 1, 1998 was $828,255.

     Documents  incorporated  by  reference-None.

                                      INDEX


                                                          PAGE
                                                          -----
Part 1. Financial Statements

  Balance Sheets                                          3 - 4

  Statements of  Operations  -
    First Quarter Ended March 31, 1998 and 1997 and from
    the Company's inception (October 21, 1983) through
    March 31, 1998                                            5

  Statements of Cash Flows -
    First Quarter Ended March 31, 1998 and 1997 and from
    the Company's inception (October 21, 1983) through
    March 31, 1998                                        6 - 7

  Notes to Financial Statements                               8

  Management's Discussion and Analysis                        9

Part 2.  Other Information                                   10


                                  MATERIAL TECHNOLOGIES, INC.
                                 (A Development Stage Company)
                                         BALANCE SHEETS

                                             ASSETS


                                          December 31,        March 31.
                                              1997              1998
                                        -----------------  -----------------
                                                             (Unaudited)
CURRENT ASSETS
  Cash and Cash Equivalents             $           2,451  $          28,369
  Accounts Receivable                              62,332             36,940
  Employee Advance                                  1,500              2,348
                                        -----------------  -----------------

    TOTAL CURRENT ASSETS                           66,283             67,657
                                        -----------------  -----------------

FIXED ASSETS
  Property and Equipment, Net
      of Accumulated Depreciation                  95,227             94,529
                                        -----------------  -----------------

OTHER ASSETS
   Note Receivable                                 50,000             50,000
   Intangible Assets, Net of
      Accumulated Amortization                     18,679             18,182
  Investment in Tensiodyne Corporation             55,200             55,200
  Refundable Deposit                                1,868              1,868
                                        -----------------  -----------------

    TOTAL OTHER ASSETS                            125,747            125,250
                                        -----------------  -----------------

    TOTAL ASSETS                        $         287,257  $         287,436
                                        =================  =================

                             See accompanying notes

                                                 MATERIAL TECHNOLOGIES, INC.
                                                (A Development Stage Company)
                                                       BALANCE SHEETS

                                          LIABILITIES AND STOCKHOLDERS'  (DEFICIT)
                                          ----------------------------------------


                                                                       December 31,         March 31.
                                                                           1997               1998
                                                                    ------------------  -----------------
                                                                                         (Unaudited)
CURRENT LIABILITIES
  Legal Fees Payable                                                $         103,757   $         75,659
  Consulting Fees Payable                                                      67,778             68,062
  Other Accounts Payable                                                       17,108             21,837
  Accrued Payroll Taxes                                                        24,269             24,907
  Loan Payable - Officer                                                      118,863              3,558
  Loan Payable-Others                                                          68,807             68,807
                                                                    ------------------  -----------------

    TOTAL CURRENT LIABILITIES                                                 400,582            262,830

  Payable on Research and
     Development Sponsorship                                                  218,000            218,000
                                                                    ------------------  -----------------

    TOTAL LIABILITIES                                                         618,582            480,830
                                                                    ------------------  -----------------

REDEEMABLE PREFERRED STOCK
  Class B Preferred Stock, $.001 Par Value
     Authorized 15 Shares, Outstanding 15 Shares at December
     31, 1997 and March 31, 1998; Redeemable at $10,000 Per Share
     After January 31, 2004                                                   150,000            150,000
                                                                    ------------------  -----------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Class A Common Stock, $.001 Par Value, Authorized 10,000,000
     Shares, Outstanding 5,787,000 at December 31, 1997, and
     at 8,217,000 Shares March 31, 1998                                         5,787              8,217
  Class B Common Stock, $.001 Par Value, Authorized 100,000
     Shares, Outstanding 60,000 Shares                                             60                 60
   Class A Preferred, $.001 Par Value, Authorized  900,000 Shares
     Outstanding 350,000 Shares                                                   350                350
  Additional Paid in Capital                                                2,436,445          2,604,015
  Less Notes Receivable - Common Stock                                        (14,720)           (14,720)
  Deficit Accumulated During the Development Stage                         (2,964,447)        (2,996,516)
  Unrealized Holding Gain on Investment Securities                             55,200             55,200
                                                                    ------------------  -----------------

  TOTAL STOCKHOLDERS' (DEFICIT)                                              (481,325)          (343,394)
                                                                    ------------------  -----------------

    TOTAL LIABILITIES AND STOCKHOLDERS'
       (DEFICIT)                                                    $         287,257   $        287,436
                                                                    ==================  =================

                              See accompanying notes

                                           MATERIAL TECHNOLOGIES, INC.
                                          (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS

                                                                                       From Inception
                                                     For the Three Months Ended      (October 21, 1983)
                                                               March 31,                   Through
                                                       1997               1998         March 31, 1998
                                                 -----------------  -----------------  --------------
                                                    (Unaudited)        (Unaudited)       (Unaudited)
 REVENUES
  Sale of Fatigue Fuses                          $              -   $              -   $      64,505
  Sale of Royalty Interests                                     -                  -         198,750
  Research and Development Revenue                          4,555             96,744       1,145,734
  Test Services                                                 -                  -          10,870
                                                 -----------------  -----------------  --------------
    TOTAL REVENUES                                          4,555             96,744       1,419,859
                                                 -----------------  -----------------  --------------

COSTS AND EXPENSES
  Research and Development                                  4,555             28,202       1,614,907
  General and Administrative                               83,094            100,611       2,686,341
                                                 -----------------  -----------------  --------------
    TOTAL COSTS AND EXPENSES                               87,649            128,813       4,301,248
                                                 -----------------  -----------------  --------------
    INCOME (LOSS) FROM OPERATIONS                         (87,649)          (128,813)     (2,881,389)
                                                 -----------------  -----------------  --------------

OTHER INCOME (EXPENSE)
  Expense Reimbursed                                        1,135                  -           4,510
  Interest Income                                               -                  -          39,495
  Gain on Sale of  Stock                                        -                  -          31,651
  Miscellaneous Income                                          -                  -          25,145
  Loss on Sale of Equipment                                     -                  -         (12,780)
  Gain on Foreclosure                                           -                  -          18,697
  Settlement of Teaming Agreement                               -                  -          50,000
  Litigation Settlement                                         -                  -          18,095
                                                 -----------------  -----------------  --------------
    TOTAL OTHER INCOME                                      1,135                  -         174,813
                                                 -----------------  -----------------  --------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEMS AND PROVISION FOR INCOME TAXES                    (81,959)           (32,069)     (2,706,576)
PROVISION FOR INCOME TAXES                                      -                  -          (7,000)
                                                 -----------------  -----------------  --------------
    NET INCOME (LOSS) BEFORE
      EXTRAORDINARY ITEMS                                 (81,959)           (32,069)      (,713,576)
 EXTRAORDINARY ITEMS
  Forgiveness of Debt                                           -                  -        (289,940)
  Utilization of Operating  Loss Carry forward                  -                  -           7,000
    NET INCOME (LOSS)                            $        (81,959)  $        (32,069)     (2,996,516)
                                                 =================  =================  ==============

PER SHARE DATA
  Income (Loss) Before Extraordinary Item                           $         (0.004)
  Extraordinary Items                                                             --
                                                                    -----------------
    NET INCOME (LOSS)                                               $         (0.004)
                                                                    =================
  COMMON SHARES OUTSTANDING                                                8,217,000
                                                                    =================

                             See accompanying notes

                                         MATERIAL TECHNOLOGIES, INC.
                                        (A Development Stage Company)
                                           STATEMENTS OF CASH FLOWS

                                                                                        From Inception
                                                    For the Three Months Ended        (October 21, 1983)
                                                              March 31,                    Through
                                                       1997               1998          March 31, 1998
                                                 -----------------  ----------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                              $        (81,959)  $       (32,069)          (2,996,516)
                                                 -----------------  ----------------  -------------------
  Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided
    (Used) by Operating Activities
  Depreciation and Amortization                             1,194             1,195              165,689
  Gain on Sale of Tensiodyne Corporation
      Common Stock                                              -                 -              (17,750)
  Charge off of Deferred Offering Costs                         -                 -               36,480
  Gain on Foreclosure                                           -                 -              (18,697)
  (Increase) Decrease in Accounts Receivable               (4,555)           25,392              (88,440)
  (Increase) in Employee Advances                               -              (848)                (848)
  (Increase) Decrease in Prepaid Expense                      625                 -                  321
  Loss on Sale of Equipment                                     -                 -               12,780
  Issuance of Common  Stock for Services                    2,000                 -              298,435
  Issuance of Stock for Agreement Modification                  -                 -                  152
  Forgiveness of Indebtedness                                   -                 -              165,000
  Increase (Decrease) in Accounts
    Payable and Accrued Expenses                           53,644           (21,811)             563,100
  Interest Accrued on Note Payable                              -             5,059               44,876
  Increase in Research and Development
     Sponsorship Payable                                        -                 -              218,000
  (Increase) in Note for Litigation Settlement                  -                 -              (25,753)
  (Increase) in Deposits                                        -                 -               (2,189)
                                                 -----------------  ----------------  -------------------
    TOTAL ADJUSTMENTS                                      52,908             8,987            1,351,156
                                                 -----------------  ----------------  -------------------
  NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                                   (29,051)          (23,082)          (1,645,360)
                                                 -----------------  ----------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds From Sale of Equipment                               -                 -               10,250
  Proceeds from Sale of Tensiodyne Corporation
      Common Stock                                              -                 -               17,750
  Purchase of Property and Equipment                            -                 -             (226,109)
  Proceeds from Foreclosure                                     -                 -               44,450
  (Increase) in Other Assets                                    -                 -              (69,069)
  Payment for License Agreement                                 -                 -               (6,250)
                                                 -----------------  ----------------  -------------------

  NET CASH PROVIDED (USED) BY
   INVESTING ACTIVITIES                                         -                 -             (228,978)
                                                 -----------------  ----------------  -------------------


                             See accompanying notes

                                      MATERIAL TECHNOLOGIES, INC.
                                     (A Development Stage Company)
                                        STATEMENTS OF CASH FLOWS

                                                                           From Inception
                                          For the Three Months Ended     (October 21, 1983)
                                           March 31,         March 31,        Through
                                              1997            1998         March 31, 1998
                                       ------------------  ------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock
Net of Offering Costs                            $78,256   $          -           $832,319
Costs incurred in Offering                             -              -            (31,480)
Sale of Common Stock Warrants                          -              -             18,250
Sale of Preferred Stock                                -              -            258,500
Sale of Redeemable Preferred Stock                     -              -            150,000
Capital Contributions                                  -              -            301,068
Proceeds from Note Payable                             -              -             (5,000)
Loans  From  Officers                             19,000         49,000            524,307
Repayments to Officer                            (63,000)             -           (309,921)
Increase in Loan Payable-Others                        -              -            164,664
                                       ------------------  ------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:             34,256         49,000          1,902,707
                                       ------------------  ------------  ------------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                               5,205         25,918             28,369
BEGINNING BALANCE CASH AND
CASH EQUIVALENTS                                  (2,422)         2,451                  -
                                       ------------------  ------------  ------------------
ENDING BALANCE CASH AND CASH
EQUIVALENTS                            $           2,783   $     28,369  $          28,369
                                       ==================  ============  ==================


                             See accompanying notes

                            MATERIAL TECHNOLOGY, INC.
                  (FORMERLY TENSIODYNE SCIENTIFIC CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL ACCOUNTANTS

  NOTE 1. In the opinion of the Company's management, the accompanying unaudited
          ----------------------------------------------------------------------
          financial  statements  contain all  adjustments  (consisting of normal
          ----------------------------------------------------------------------
          recurring accruals) necessary to present fairly the financial position
          ----------------------------------------------------------------------
          of the  Company  as of March  31,  1998 and  1997 and the  results  of
          ----------------------------------------------------------------------
          operations and cash flows for the three month periods then ended.  The
          ----------------------------------------------------------------------
          operating  results  of the  Company  on a  quarterly  basis may not be
          ----------------------------------------------------------------------
          indicative of operating results for the full year.
          --------------------------------------------------

                            MATERIAL TECHNOLOGY, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS

RESULTS  OF  OPERATIONS  FOR  THE  THREE  MONTHS  ENDED  MARCH 31, 1998 AND 1997
--------------------------------------------------------------------------------

     FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     During the three month period ended March 31, 1998, the Company generated approximately $96,744 under its research and development contract with Southwest Research Institute, Inc.

     During the three month period ended March 31, 1997, the Company generated approximately $5,690 of which $4,555 was used for research and development contract with Southwest Research Institute, Inc. and $1,135 was a reimbursement for rent and other expenses.

     During the three month periods ended March 31, 1998 and 1997, the Company incurred approximately $28,202, and $4,555, respectively, in development costs all of which related to the above indicated contract with Southwest Research Institute, Inc

     General and administration costs were $100,666 and $83,094, respectively, for the three-month periods ended March 31, 1998 and 1997. The major expenses incurred during 1998, consisted of Officer's compensation of $22,500, consulting fees of $19,631, professional fees of $23,879, interest expense of $5,739, telephone expense of $5,876, rent expense of $4,244, and travel expense of $2,333. The major expenses incurred in 1997, consisted of officer's salaries of $45,000, professional fees of $21,643, telephone expense of $2,800, office expense of $1,869, and rent expense of $3,563.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     Cash equivalents as of March 31, 1998 and 1997 were $28,369 and $2,783, respectively. During the first quarter of 1998, the Company received $49,000 from officer loans. Of the $49,000 borrowed, $23,082 was used in operations During the first quarter of 1997, the Company received $19,000 from officer loans and $78,256 from the sale of its common stock. Of the $97,256 received in 1997, $29,051 was used in operations and $63,000 was used to pay down officer's loans.

     PART II. OTHER INFORMATION

     ITEM 2. CHANGES IN SECURITIES

          On March 26, 1998, the Corporation issued 2,430,000 shares of its Class A Common Stock to its President in exchange for the cancellation of indebtedness owed him by the Corporation in the amount of $170,000.

          On  April  30,  1998,  the  Corporation  authorized  the  issuance  of
          2,077,060 of its Class A Common Stock including 302,190 shares as compensation to Joel Freedman, a Director, 712,163 shares in the renegotiating of the licensing agreement with the University of Pennsylvania 33,280 shares as consideration for the reduction in a royalty interest on the fatigue fuse from 20% to 5%, and 259,427 shares for services rendered.

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Material Technologies, Inc.
                           ---------------------------
                                   Registrant


                           /s/ Robert M. Bernstein
                           ----------------------------------------
                           Robert M. Bernstein, President and Chief
                                Financial Officer