Form 10QSB
period 1998-06-30
MATERIAL TECHNOLOGIES INC /CA/
filed 1998-08-24
CIK 1036668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


   For the quarter ended: June 30, 1998     Commission file number: 33-23617

                           MATERIAL TECHNOLOGIES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)



                   Delaware                   95-4622822
                -------------               --------------
               (State  or  other            (IRS  Employer
         jurisdiction of incorporation    identification  No.)
               or  organization)


                             11661 San Vicente Boulevard
                                      Suite  707
                            Los Angeles, California 90049
                          ----------------------------------
                      (address of principal executive offices)
                                    (Zip Code)


                                  (310) 208-5589
                                  ---------------

               (Registrant's telephone number including area code)

           Securities Registered pursuant to Section 12(g) of the Act:

                                     Common
                                     ------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.    Yes  X   No
                                                        -

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this form 10-K. [ ]

     The aggregate market value of the voting stock held by Non-affiliates of the registrant at July 22, 1998 was $3,601,514

     Documents  incorporated  by  reference-None.

                                      INDEX



                                                                         PAGE
                                                                       -------

Part  1.  Financial  Statements

     Balance  Sheets                                                     3 - 4

     Statements  of  Operations  -
        Second  Quarter  Ended  June  30,  1997  and  1998  and  from the  Company's  inception  (October  21,  1983)  through
        June  30,  1998                                                      5


     Statements  of  Cash  Flows
        Second  Quarter  Ended  June  30,  1997  and  1998  and  from the  Company's  inception  (October  21,  1983)  through
        June  30,  1998                                                  6 - 7


     Statements  of  Comprehensive  Income
        Second  Quarter  Ended  June  30,  1997  and  1998  and  from the  Company's  inception  (October  21,  1983)  through
        June  30,  1998                                                      8


     Notes  to  Financial  Statements                                        9


     Management's  Discussion  and  Analysis                           10 - 11

                           MATERIAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1998 and 1997 and the results of operations and cash flows for the three month periods then ended. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.


NOTE 2. During the second quarter of 1998, the Company entered into an agreement with Variety Investments, Inc., whereby Variety reduced its royalty interest in the fatigue fuse from 20% to 5% in consideration for receiving $5,000 and 7.5% of the total common stock of the Company outstanding as of the agreement date. In connection with the agreement, the Company issued to Variety 733,280 shares of its Class A Common Stock. The Company valued the shares issued at $7,332.

     Also during the second quarter of 1998, the Company issued an additional 561,617 shares of its Class A Common Stock of which 302,190 was issued to Joel Freedman, a director and officer of the Company. The remaining 259,427 shares were issued to unrelated third parties for consulting services. The Company valued the shares issued at $5,617.

                           MATERIAL TECHNOLOGIES, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS


RESULTS  OF  OPERATIONS
-----------------------


FOR  THE  SIX  MONTHS  ENDED  JUNE  30,  1998  AND  1997

The Company had no sales during the six month periods ended June 30, 1998, or during the six month periods ended June 30, 1997. The Company generated $145,722 under its research and development contract with Southwest Research Institute, Inc. during the first two quarters of 1998, as compared to $104,722 which was earned during the same period in 1997. The Company realized a $53,880 gain from the sale of marketable securities during the six months ended June 30, 1998. During the six month period ended June 30, 1997, the Company realized a gain from the sale of marketable securites of $13,901, a gain of $16,014 on the foreclosure of real property and rental income of $3,843.

During the six month period ended June 30, 1998, the Company incurred approximately $94,070 in development costs all of which related to the above indicated contract. Development costs incurred during the six months ended June 30, 1997, for same contract amounted to $31,385.

Under the terms of the arrangement with Southwest Research Institute, Inc., the Company invoices the expenses it incurrs thereunder, which include direct labor and other direct costs, and related general and administrative overhead expenses. It is not intended that the the Company will make any significant profit from this arrangement.

General and administration costs were $317,083 and $277,288 respectively, for the six-month periods ended June 30, 1998 and 1997. The major costs incurred during 1998, consisted of professional fees of approximately $104,894, consulting fees of $72,231, officer's salary of $45,000, telephone expense of approximately $11,562, interest expense of $24,318, rent of $8,487, and office expense of $7,156. The major costs incurred during 1997 consisted of officer's salary of approximately $75,000, legal and professional fees of approximately $74,477, consulting fees of approximately $55,316, travel expense of approximately $10,848, telephone expense of approximately $8,368, rent of $9,615, and interest expense of $15,947.


FOR  THE  THREE  MONTHS  ENDED  JUNE  30,  1998  AND  1997

The Company had no sales during the three month period ended June 30, 1998 or during the three month period ended June 30, 1997. During the three month period ending June 30, 1998, the Company earned only $48,849 from its research contract as compared to $100,166 earned during the same period in 1997. As indicated above, this contract will not generate any substantial profit. During the three months ended June 30, 1998, the Company realized a gain from the sale of marketable securities of $53,880. Other income earned during the three months ended June 30, 1997, consisted of a gain of approximately $16,014 on the foreclosure of real property secured by a note the Company held, $13,901 on the sale of securities, and rental income of $2,708.

During the three month period ended June 30, 1998, the Company incurred approximately $63,617 in development costs all of which related to the above indicated contract. The Company incured $26,829 relating to product development during the three months ended June 30, 1997.


General and administration costs were $209,722 and $194,194, respectively, for the three-month periods ended June 30, 1998 and 1997. The major costs incurred during 1998, consisted of professional fees of approximately $83,625, consulting fees of $52,599, officer's salary of $22,500, interest expense of $9,625, and telephone expense of approximately $5,686. The major costs incurred during 1997 consisted of officer's salary of approximately $30,000, legal and professional fees of approximately $54,832, consulting fees of approximately $53,317, travel expense of approximately $10,246, telephone expense of approximately $5,568, rent of $4,917, and interest expense of $15,322.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

Cash and cash equivalents as of June 30, 1998 and 1997 were $1,640, and $3,076, respectively. During 1998, the Company received $116,680 through the sale of marketable securities, and $106,500 from officer advances. Of the $223,180 received in 1998, $134,191 was used in operations, and $90,000 was used to purchase marketable securities. During 1997, the Company received $113,902 through the sale of 100,000 of its common stock pursuant to the Company's Stock Option Plan, $64,103 through its product development contract, and $71,750 from Officer advances. Of the $249,755 received in 1997, $193,929 was used in operations, $6,328 was used in purchasing computer equipment, and $44,000 was repaid on officer advances.

PURSUANT TO THE REQUIREMENTS OF SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                            MATERIAL TECHNOLOGIES, INC.
                            ---------------------------
                                    REGISTRANT



                                    /s/  Robert  M.  Berstein
                                    -------------------------
                                    ROBERT M. BERNSTEIN, PRESIDENT AND CHIEF
                                    FINANCIAL  OFFICER


                                    DATE:  AUGUST  3,  1998

PART  1.  FINANCIAL  STATEMENTS


                         MATERIAL TECHNOLOGIES, INC.
                        (A Development Stage Company)
                               BALANCE SHEETS

                    ASSETS

                                           December 31,        June 30,
                                               1997             1998
                                          -------------      ----------
                                                            (Unaudited)
CURRENT ASSETS
    Cash and Cash Equivalents             $       2,451  $        1,640
    Accounts Receivable                          62,332           9,594
    Employee Advance                              1,500           2,347
                                          -------------  --------------
      TOTAL CURRENT ASSETS                       66,283          13,581
                                          -------------  --------------

  FIXED ASSETS
    Property and Equipment, Net
        of Accumulated Depreciation              95,227          93,831
                                          -------------  --------------

  OTHER ASSETS
     Note Receivable                             50,000          50,000
     Intangible Assets, Net of
        Accumulated Amortization                 18,679          17,685
     Investment in Marketable Securities         55,200         163,200
     Refundable Deposit                           1,868           1,868
                                          -------------  --------------

      TOTAL OTHER ASSETS                        125,747         232,753
                                          -------------  --------------

      TOTAL ASSETS                              287,257         340,165
                                          =============  ==============


                                     MATERIAL TECHNOLOGIES, INC.
                                    (A Development Stage Company)
                                            BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS'  (DEFICIT)
                 ----------------------------------------

                                                                         December 31,     June 30,
                                                                             1997           1998
                                                                        --------------  ------------
                                                                                        (Unaudited)
  CURRENT LIABILITIES

    Legal Fees Payable                                                  $     103,757       138,765

    Consulting Fees Payable                                                    67,778        67,067

    Other Accounts Payable                                                     17,108        28,629

    Accrued Wages                                                                   -         6,573

    Accrued Payroll Taxes                                                      24,269        24,653

    Loan Payable - Officer                                                    118,863        61,058

    Loan Payable-Others                                                        68,807        68,807
                                                                        --------------  ------------

      TOTAL CURRENT LIABILITIES                                               400,582       395,552


    Payable on Research and

       Development Sponsorship                                                218,000       236,000
                                                                        --------------  ------------

      TOTAL LIABILITIES                                                       618,582       631,552
                                                                        --------------  ------------

  REDEEMABLE PREFERRED STOCK

    Class B Preferred Stock, $.001 Par Value

       Authorized 510 Shares, Outstanding 15 Shares at December

       31, 1997 and June 30, 1998; Redeemable at $10,000 Per Share

       After January 31, 2004                                                 150,000       150,000
                                                                        --------------  ------------

  STOCKHOLDERS' EQUITY (DEFICIT)

    Class A Common Stock, $.001 Par Value, Authorized 20,000,000

     Shares, Outstanding 5,787,000, at December 31, 1997, and

     9,511,987 Shares at June 30, 1998                                          5,787         9,512

Class B Common Stock, $.001 Par Value, Authorized 300,000

     Shares, Outstanding 60,000 Shares                                             60            60

Class A Preferred, $.001 Par Value, Authorized 10,000,000 Shares

    Outstanding 350,000 Shares                                                    350           350

Additional Paid in Capital                                                  2,436,445     2,615,669

    Less Notes Receivable - Common Stock                                      (14,720)      (14,720)
                                                                                        ------------
    Deficit Accumulated During the Development Stage                       (2,964,447)   (3,188,458)
                                                                                        ------------
    Unrealized Holding Gain on Investment Securities                           55,200       136,200
                                                                        --------------  ------------

    TOTAL STOCKHOLDERS' (DEFICIT)                                            (481,325)     (441,387)
                                                                        --------------  ------------

      TOTAL LIABILITIES AND STOCKHOLDERS'

         (DEFICIT)                                                      $     287,257   $   340,165
                                                                        ==============  ============

                                       See accompanying notes
                                       ----------------------

                                                   MATERIAL TECHNOLOGIES, INC.
                                                  (A Development Stage Company)
                                                     STATEMENTS OF OPERATIONS

                                                                                                            From Inception
                                                  For the Three Months Ended  For the Six Months Ended    (October 21, 1983)
                                                             June 30,                  June 30,                 Through
                                                      1997          1998          1997          1998         June 30, 1998
                                                  ------------  ------------  ------------  ------------  ------------------
                                                  (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)       (Unaudited)
 REVENUES
  Sale of Fatigue Fuses                           $         -  $           -  $         -   $         -   $          64,505
  Sale of Royalty Interests                                 -             --            -             -             198,750
  Income from Research and Development Contract       100,166         48,849      104,722       145,594           1,194,584
  Test Services                                             -              -            -             -              10,870
                                                  ------------  ------------  ------------  ------------  ------------------
    TOTAL REVENUES                                    100,166         48,849      104,722        145,594          1,468,709
                                                  ------------  ------------  ------------  ------------  ------------------

COSTS AND EXPENSES
  Research and Development                             26,829         63,617       31,385        94,070           1,680,775
  General and Administrative                          194,194        209,722      277,288       317,083           2,902,813
                                                  ------------  ------------  ------------  ------------  ------------------
    TOTAL COSTS AND EXPENSES                          221,023        273,339      308,673       411,153           4,583,588
                                                  ------------  ------------  ------------  ------------  ------------------
    INCOME (LOSS) FROM OPERATIONS                    (221,023)      (273,339)    (203,951)     (265,559)         (3,114,879)
                                                  ------------  ------------  ------------  ------------  ------------------

OTHER INCOME (EXPENSE)
  Rental Income                                         2,708             -         3,843             -                   -
  Expense Reimbursed                                        -             -             -             -               4,510
  Interest Income                                           -             -             -             -              39,495
  Gain on Sale of Securities                           13,901        53,880        13,901        53,880              85,531
  Gain on Foreclosure                                  16,014             -        16,014             -              18,697
  Miscellaneous Income                                      -             -             -             -              25,145
  Loss on Sale of Equipment                                 -             -             -             -             (12,780)
  Settlement of Teaming Agreement                           -             -             -             -              50,000
  Cancellation of  Royalty                                  -       (12,332)            -       (12,332)            (12,332)
  Litigation Settlement                                     -             -             -             -              18,095
                                                  ------------  ------------  ------------  ------------  ------------------
    TOTAL OTHER INCOME                                 32,623        41,548        33,758        41,548             216,361
                                                  ------------  ------------  ------------  ------------  ------------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEMS AND PROVISION FOR INCOME TAXES                (88,234)     (182,942)     (170,193)     (224,011)         (2,898,518)
PROVISION FOR INCOME TAXES                                  -             -             -             -              (7,000)
                                                  ------------  ------------  ------------  ------------  ------------------
    NET INCOME (LOSS) BEFORE
      EXTRAORDINARY ITEMS                             (88,234)     (182,942)     (170,193)     (224,011)         (2,905,518)
 EXTRAORDINARY ITEMS
  Forgiveness of Debt                                      --             -            --            --            (289,940)
  Utilization of Operating  Loss Carry forward             --             -            --            --               7,000
    NET  (LOSS)                                   $   (88,234)  $  (182,942)  $  (170,193)  $  (224,011)         (3,188,458)
                                                  ============  ============  ============  ============  ==================

PER SHARE DATA
  Income (Loss) Before Extraordinary Item                       $    (0.019)                $    (0.024)
  Extraordinary Items                                                     -                           -
                                                  ------------  ------------  ------------  ------------  ------------------
    NET INCOME (LOSS)                                           $    (0.019)                $    (0.024)
                                                  ============  ============  ============  ============  ==================
  COMMON SHARES OUTSTANDING                                       9,511,897                   9,511,897
                                                  ============  ============  ============  ============  ==================

                                       See accompanying notes
                                       ----------------------

                                                 MATERIAL TECHNOLOGIES, INC.
                                                (A Development Stage Company)
                                                  STATEMENTS OF CASH FLOWS

                                                                                                           From Inception
                                                For the Three Months Ended    For the Six Months Ended  (October  21, 1983)
                                                          June 30,                    June 30,                 Through
                                                    1997          1998            1997          1998        June 30, 1998
                                                    ----          ----            ----          ----        -------------
                                                (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (Loss)                              $   (88,234)  (182,942)  $    (170,193)  $  (224,011)  $        (3,188,458)
                                                 ------------  ---------  --------------  ------------  --------------------
  Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided
    (Used) by Operating Activities
  Depreciation and Amortization                        1,195      1,195           2,390         2,391               166,885
  Gain on Sale of Securities                         (13,901)   (53,880)        (13,901)      (53,880)              (71,630)
  Gain on Foreclosure                                (21,249)         -         (21,249)            -               (18,697)
  Charge off of Deferred Offering Costs                    -          -               -             -                36,480
  Loss on Sale of Equipment                                -          -               -             -                12,780
  Issuance of Common  Stock for Services                   -      5,617           2,000         5,617               304,052
  Issuance of Stock for Agreement Modification             -      7,332               -         7,332                 7,484
  Forgiveness of Indebtedness                              -          -               -             -               165,000
  (Increase)  Decrease in Accounts Receivable        (40,619)    27,346         (45,174)       52,738               (61,094)
  (Increase) in Employee Advances                          -          -               -          (848)                 (848)
  (Increase) Decrease in Prepaid Expense                 625          -           1,250             -                   321
  Increase (Decrease) in Accounts
    Payable and Accrued Expenses                      46,711     75,223         100,353        53,411               638,322
  Interest Accrued on Note Payable                    14,698      9,000          14,698        23,059                62,876
  Increase in Research and Development
     Sponsorship Payable                                   -          -               -             -               218,000
  (Increase) in Note for Litigation Settlement             -          -               -             -               (25,753)
  (Increase) in Deposits                                   -          -               -             -                (2,189)
                                                 ------------  ---------  --------------  ------------  --------------------
    TOTAL ADJUSTMENTS                                (12,540)    71,833          40,367        89,820             1,431,989
                                                 ------------  ---------  --------------  ------------  --------------------
  NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                             (100,774)  (111,109)       (129,826)     (134,191)           (1,756,469)
                                                 ------------  ---------  --------------  ------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds From Sale of Equipment                          -          -               -             -                10,250
  Proceeds from Sale of Common Stock                       -    116,880               -       116,880               134,630
  Purchase of Common Stock                           (90,000)         -         (90,000)      (90,000)
  Purchase of Property and Equipment                  (6,328)         -          (6,328)            -              (226,109)
  Proceeds from Foreclosure                                -          -               -             -                44,450
  (Increase) in Other Assets                               -          -               -             -               (69,069)
  Payment for License Agreement                            -          -               -             -                (6,250)
                                                 ------------  ---------  --------------  ------------  --------------------

  NET CASH PROVIDED (USED) BY
   INVESTING ACTIVITIES                               (6,328)    26,880          (6,328)       26,880              (202,098)
                                                 ------------  ---------  --------------  ------------  --------------------

                                       See accompanying notes
                                       ----------------------

                                                   MATERIAL TECHNOLOGIES, INC.
                                                  (A Development Stage Company)
                                                     STATEMENTS OF CASH FLOWS

                                                                                                         From Inception
                                           For the Three Months Ended     For the Six Months Ended      (October 21, 1983)
                                                    June 30,                     June 30,                    Through
                                              1997           1998           1997           1998           June 30, 1998
                                             -----          -----          -----          -----          --------------
                                          (Unaudited)    (Unaudited)     Unaudited)    (Unaudited)         (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Common Stock
  Net of Offering Costs                 $      35,645  $           -   $       113,902   $            -   $       832,319
  Costs incurred in Offering                        -              -                --                -           (31,480)
  Sale of Common Stock Warrants                     -              -                --                -            18,250
  Payment on Proposed Reoganization                 -              -                --                -            (5,000)
  Sale of Preferred Stock                           -              -                --                -           258,500
  Sale of Redeemable Preferred Stock                -              -                --                -           150,000
  Capital Contributions                             -              -                --                -           301,068
  Loans  From  Officers                        71,750         57,500            71,750          106,500           581,807
  Repayments to Officer                             -              -           (44,000)               -          (309,921)
 ( Increase) Decrease in Loans - Other              -              -                --                -           164,664
                                        -------------  --------------  ----------------  ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:         107,395         57,500           141,652          106,500         1,960,207
                                        -------------  --------------  ----------------  ---------------  ----------------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                        293        (26,729)            5,498             (811)            1,640
BEGINNING BALANCE CASH AND
      CASH EQUIVALENTS                          2,783         28,369            (2,422)           2,451                 -
                                        -------------  --------------  ----------------  ---------------  ----------------
ENDING BALANCE CASH AND CASH
      EQUIVALENTS                       $       3,076  $       1,640   $         3,076   $        1,640             1,640
                                        =============  ==============  ================  ===============  ================

                                       See accompanying notes
                                       ----------------------

                                        MATERIAL TECHNOLOGIES, INC.
                                        ---------------------------
                               (Formerly Tensiodyne Scientific Corporation)
                                       (A Development Stage Company)
                                    STATEMENTS OF COMPREHENSIVE INCOME

                                                 For the Three             For the Six          From Inception
                                                  Months Ended             Months Ended       (October 21, 1983)
                                                     June 30,                June 30,              Through
                                                    --------                 --------              -------
                                                1997         1998         1997         1998       June30,1998
                                              ---------   ----------   ----------   ----------   -------------

  NET  (LOSS)                                 $(88,234)   $(182,942)   $(170,193)   $(224,011)   $ (3,188,458)
--------------------------------------------  ---------   ----------   ----------   ----------   -------------

  OTHER COMPREHENSIVE INCOME,
    NET OF TAX

    Unrealized Gains (Losses) on Securities           -      81,000      (41,400)      81,000         136,200
--------------------------------------------   ---------   ----------   ----------   ----------   ------------


      TOTAL COMPREHENSIVE INCOME               $(88,234)  $(101,942)   $(211,593)   $(143,011)   $ (3,052,258)
--------------------------------------------  =========   ==========   ==========   ==========   =============

                                       See accompanying notes
                                       ----------------------