Form 10-Q
period 1998-09-30
MATERIAL TECHNOLOGIES INC /CA/
filed 1998-11-09
CIK 1036668

14




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For  the  quarter  ended:  September  30,  1998
Commission  file  number:  33-23617

                           MATERIAL TECHNOLOGIES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                                      95-4622822
----------------                                  ----------------------
(State  or  other  jurisdiction  of                       (IRS  Employer
incorporation or  organization)                     identification  No.)


                            11661  San Vicente Boulevard
                                     Suite  707
                           Los  Angeles, California  90049
                          -------------------------------
                      (address of principal executive offices)




(310)  208-5589
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this form 10-K. [ ]

     The aggregate market value of the voting stock held by Non-affiliates of the registrant at October 30, 1998 was approximately $1,440,606.-

     Documents  incorporated  by  reference-None.










                                      INDEX




                                                                          PAGE
                                                                          ----

Part  1.  Financial  Statements

     Balance  Sheets                                                     3  -  4

     Statements  of  Operations  -
        Third  Quarter  Ended  September  30,  1997  and  1998  and  from the  Company's  inception  (October  21,  1983)  through
               September  30, 1998                                          5


     Statements  of  Cash  Flows  -
        Third  Quarter  Ended  September  30,  1997  and  1998  and  from the  Company's  inception  (October  21,  1983)  through
        September  30,  1998                                             6  -  7


     Notes to Financial Statements                                          8


     Management's  Discussion  and  Analysis                            9  -  11



Part  2.  Other Information                                                11


NOTE 1. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1997 and 1998 and the results of operations and cash flows for the three month periods then ended. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.


NOTE 2. On October 9, 1998, the Company served notice to SecureFone, Inc. of their default on the $50,000 Note due the Company for expense reimbursement. On October 19, 1998, the Company received back 560,000 shares of its Common stock which was pledged as collateral on the $50,000 Note. The shares were subsequently returned to the Company's treasury and canceled.

RESULTS  OF  OPERATIONS
-----------------------


FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,  1997  AND  1998

During the nine month period ended September 30, 1997, the Company generated approximately $351,986 which consisted of $196,070 under its research and development contract with Southwest Research, Inc., rental income of $2,655 from the sublease of its offices, rental income of $1,188 from the short term lease of a residence on which the Company foreclosed upon, $13,901 from the sale of marketable securities, net gain of $17,614 from the sale of the above indicated residence, and reimbursed expenses in the amount $120,558.

During the nine month period ended September 30, 1998, the Company generated approximately $327,844 which consisted of $158,594 under its research and development contract with Southwest Research, Inc., and $169,250 from the sale of marketable securities.

During the nine month periods ended September 30, 1997 and 1998, the Company incurred approximately $41,889, and $141,907, respectively, in development costs all of which related to the above indicated contract with Southwest Research Institute, Inc.

Under the terms of the arrangement with Southwest Research Institute, Inc. the Company invoices the expenses it incurs under the agreement which includes direct labor and other direct costs, and related general and administrative overhead expenses. It is not intended that the Company earn any significant profit under the agreement.

General and administration costs were $916,598, and $507,282, respectively, for the nine-month periods ended September 30, 1997 and 1998. The major expenses incurred during the nine month period ended September 30, 1997, consisted of officer's salary of $550,500 of which $475,500 was accrued for past services, professional fees of $118,365, consulting services of $71,396, salaries of $38,500, payroll taxes of $28,708, travel expenses of $17,428, outside services of $21,102, interest expense of $16,572, and telephone of $12,062.

The major expenses incurred during the nine-month period ended September 30, 1998, consisted of $121,455 in consulting fees, $67,500 in officer's salary, bad debt of $50,000, $33,933 in interest expense, $130,996 in professional fees, $15,161 in telephone expense, $16,562 in salaries, and $11,582 in travel costs.



FOR  THE  THREE  MONTHS  ENDED  SEPTEMBER  30,  1997  AND  1998

During the three month period ended September 30, 1997, the Company generated approximately $213,506 which consisted of $91,348 under its research and development contract with Southwest Research Institute, Inc., net gain of $1,600 from the sale of the above indicated a residence, and reimbursed expenses in the amount $120,558.

During the three month period ended September 30, 1998, the Company generated approximately $128,371 which consisted of $13,000 under its research and development contract with Southwest Research Institute, Inc., and a net gain of $115,371 from the sale of marketable securities.

During the three month period ended September 30, 1997, the Company incurred approximately $10,505 in development costs all of which related to the above indicated contract with Southwest Research Institute, Inc

During the three month period ended September 30, 1998, the Company incurred approximately $46,993 in development costs all of which related to the above indicated contract with Southwest Research Institute, Inc

The deficiency in research costs over the revenue generated from the Southwest Research contract was due to the maturity of the contract during the third quarter of 1998.

General and administration costs were $639,310 and $191,044, respectively, for the three-month periods ended September 30, 1997 and 1998. The major expenses incurred in 1997, consisted of officer's salaries of $505,500 of which $475,500 was accrued for past services, professional fees of $43,887, office salaries of $7,672, consulting of $16,080, contractual services of $21,000, rent of $5,638, and office expense of $4,951. The major expenses incurred in 1998, consisted of bad debt of $50,000, $22,500 in officer's salary, $9,625 in interest expense, $49,224 in consulting fees, and $26,101 in professional fees.



LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

Cash and cash equivalents as of September 30, 1997 and 1998 were $.00, and $82,495, respectively. During 1997, the Company received $113,902 through the issuance of its common stock, $71,750 through advances made by its President, $44,555 from the sale of a residence which was foreclosed on by the Company, $102,841 from its arrangement with Southwest Research Institute, Inc., and $3,843 in rental income. Of the $336,891 received in 1997, $278,063 was used in operations, $6,328 was used to purchase a computer system, and $52,500 was used to pay down loans made by the Company's President.

During 1998, the Company received $125,000 through the issuance of its common stock, $106,500 through advances made by its President, $205,391 from its arrangement with Southwest Research Institute, Inc., and $250,200 from the sale of marketable securities. Of the $687,091 received in 1998, $503,947 was used in operations, $90,000 was used to purchase marketable securities, and $13,100 was used to pay down loans made by the Company's President.


 PART  II.  OTHER  INFORMATION


ITEM  2.  CHANGES  IN  SECURITIES


On August 10, 1998, the Company filed an Amendment to the Articles of Incorporation that raised the authorized number of shares of common stock to 30,000,000 shares and increased the voting power of the Class B common stock from 200 votes per share to 500 votes per share. These amendments were approved by a majority vote of stockholders and by the Board on July 31, 1998. As Robert
M. Bernstein owns all of the 60,000 outstanding shares of Class B Common Stock, this action increased from 12,000,000 to 30,000,000 the number of votes he is entitled to cast based on his ownership of Class B common stock. This action assured Mr. Bernstein's continuing voting control of the Company.



On June 25, 1998, the Board authorized and the Company issued to Robert M. Bernstein and Joel Freedman warrants to purchase 2,000,000 shares of Common Stock at $.50 per share with an expiration date of June 30, 2002. Mr. Bernstein received a Warrant to Purchase 1,800,000 shares and Mr. Freedman received a Warrant to Purchase 200,000 shares.

In August 1998, the Board adopted the Company's 1998 Stock Option Plan and authorized the issuance of 800,000 shares of Common Stock under that Plan and registered those shares on Form S-8. Also in August 1998, the Board authorized and the Company issued options to purchase 500,000 shares of Common Stock under that Plan to consultants for the Company. Those options were exercised for $125,000.

In September 1998, the Board adopted the Company's 1998 Stock Plan and authorized the issuance of 800,000 shares of Common Stock under that Plan and registered those shares on Form S-8. Also in September, 1998, the Board authorized and the Company issued 200,000 shares of Common Stock under that plan to two consultants for services rendered to the Company.

In October 1998, the Board authorized the issuance of an additional 100,000 shares under its Stock Plan to another consultant for services to the Company.

In October 1998, the Board increased the number of options and shares available for issuance under the Stock Option Plan from 800,000 to 1,700,000, an increase of 900,000. In addition, the Board approved the issuance of options to a consultant to purchase 400,000 shares at $.25 per share.



PURSUANT TO THE REQUIREMENTS OF SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                           MATERIAL TECHNOLOGIES, INC.
                           ---------------------------
                                   REGISTRANT



                                    /s/  Robert  M.  Bernstein______________
                                    ----------------------------------------
                                    ROBERT M. BERNSTEIN, PRESIDENT AND CHIEF
                                                          FINANCIAL  OFFICER



                                   DATE:  NOVEMBER  2,  1998






                                  MATERIAL TECHNOLOGIES, INC.
                                 (A Development Stage Company)
                                         BALANCE SHEETS

                                             ASSETS


                                                December 31,    September 30,
                                                    1997             1998
                                               --------------  ----------------
(Unaudited)
CURRENT ASSETS
Cash and Cash Equivalents                          $2,451          $82,495
Accounts Receivable - Net                          62,332           14,048
Employee Advances                                    -              1,500
Note Receivable on Reimbursed Expenses - Net         -                -
Prepaid Expenses                                   1,500              -
                                               --------------  ----------------
TOTAL CURRENT ASSETS                               66,283           98,043
                                               --------------  ----------------

FIXED ASSETS
Property and Equipment, Net
of Accumulated Depreciation                        95,227           93,133
                                               --------------  ----------------

OTHER ASSETS
Note Receivable                                    50,000             -
Intangible Assets, Net of
Accumulated Amortization                           18,679           17,188
Investment in Marketable Securities                55,200           9,050
Refundable Deposit                                 1,868            1,868
                                               --------------  ----------------

TOTAL OTHER ASSETS                                125,747           28,106
                                               --------------  ----------------

TOTAL ASSETS                                   $  287,257      $   219,282
                                               ==============  ================


                                     See accompanying notes






                                             MATERIAL TECHNOLOGIES, INC.
                                            (A Development Stage Company)
                                                    BALANCE SHEETS

                                       LIABILITIES AND STOCKHOLDERS'  (DEFICIT)
                                       ----------------------------------------


                                                                     December 31,      September 30,
                                                                         1997              1998
                                                                    ---------------  -----------------
(Unaudited)
CURRENT LIABILITIES
Legal Fees Payable                                                     $103,757          $128,765
Consulting Fees Payable                                                 67,778            67,067
Accounts Payable - Other                                                17,108            30,516
Wages Payable                                                              -              22,298
Accrued Payroll Taxes                                                   24,269            19,124
Loan Payable - Officer                                                  118,863           47,958
Loan Payable-Others                                                     68,807            68,807
                                                                    ---------------  -----------------

TOTAL CURRENT LIABILITIES                                               400,582           384,535
                                                                    ---------------  -----------------

Payable on Research and
Development Sponsorship                                                 218,000           245,000
                                                                    ---------------  -----------------


REDEEMABLE PREFERRED STOCK
Class B Preferred Stock, $.001 Par Value
Authorized 15 Shares, Outstanding 15 Shares at December
31, 1997 and September 30,  1998; Redeemable at $10,000 Per Share
After January 31, 2004                                                  150,000           150,000
                                                                    ---------------  -----------------

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $.001 Par Value, Authorized 30,000,000
Shares, Outstanding 5,787,000, at December 31, 1997, and
10,211,897 Shares at September 30, 1998                                  5,787            10,212
Class B Common Stock, $.001 Par Value, Authorized 100,000
Shares, Outstanding 60,000 Shares                                         60                60
Class A Preferred, $.001 Par Value, Authorized 900,000 Shares
Outstanding 350,000 Shares                                                350               350
Additional Paid in Capital                                             2,436,445         2,741,969
Less Notes Receivable - Common Stock                                   (14,720)          (14,720)
Deficit Accumulated During the Development Stage                      (2,964,447)       (3,298,124)
Unrealized Holding Gain on Investments in Securities                    55,200               -
                                                                    ---------------  -----------------


TOTAL STOCKHOLDERS' (DEFICIT)                                          (481,325)         (560,253)
                                                                    ---------------  -----------------

TOTAL LIABILITIES AND STOCKHOLDERS'                                 $   287,257       $   219,282
                                                                    ===============  =================


                                                See accompanying notes





                                                 MATERIAL TECHNOLOGIES, INC.
                                                (A Development Stage Company)
                                                   STATEMENTS OF OPERATIONS


                                                      From Inception
                                                For the Three Months Ended    For the Nine Months Ended   (October 21, 1983)
                                                      September 30,                 September 30,               Through
                                                           1997                         1998                     1997
                                               ----------------------------  ---------------------------  -------------------
(Unaudited)                                            (Unaudited)                   (Unaudited)              (Unaudited)

REVENUES
Sale of Fatigue Fuses                                       $-                           $-                       $-
Sale of Royalty Interests                                   -                             -                        -
Research and Development Revenue                          91,348                       13,000                   196,070
Test Services                                               -                             -                        -
                                               ----------------------------  ---------------------------  -------------------
TOTAL REVENUES                                            91,348                       13,000                   196,070
                                               ----------------------------  ---------------------------  -------------------

COSTS AND EXPENSES
Research and Development                                  10,505                       46,993                   41,889
General and Administrative                               639,310                       191,044                  916,598
                                               ----------------------------  ---------------------------  -------------------
TOTAL COSTS AND EXPENSES                                 649,815                       238,037                  958,487
                                               ----------------------------  ---------------------------  -------------------
INCOME (LOSS) FROM OPERATIONS                           (649,815)                     (225,037)                (958,487)
                                               ----------------------------  ---------------------------  -------------------

OTHER INCOME (EXPENSE)
Expense Reimbursed                                       120,558                          -                     120,558
Rental  Income                                              -                             -                      3,843
Interest Income                                             -                             -                        -
Gain on Sale of Marketable Securities                       -                          115,371                  13,901
Gain on Sale of Real Estate                               1,600                           -                      1,600
Gain on Foreclosure of Real Estate                          -                             -                     16,014
Miscellaneous Income                                        -                             -                        -
Loss on Sale of Equipment                                   -                             -                        -
Settlement of Teaming Agreement                             -                             -                        -
Cancellation of Royalty                                     -                             -                        -
Litigation Settlement                                       -                             -                        -
                                               ----------------------------  ---------------------------  -------------------
TOTAL OTHER INCOME                                       122,158                       115,371                  155,916
                                               ----------------------------  ---------------------------  -------------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY
ITEMS AND PROVISION FOR INCOME TAXES                    (436,309)                     (109,666)                (606,501)
PROVISION FOR INCOME TAXES                                  -                             -                        -
                                               ----------------------------  ---------------------------  -------------------
NET INCOME (LOSS) BEFORE
EXTRAORDINARY ITEMS                                     (436,309)                     (109,666)                (606,501)
EXTRAORDINARY ITEMS
Forgiveness of Debt                                         -                             -                        -
Utilization of Operating  Loss Carry forward                -                             -                        -
NET INCOME (LOSS)                                   $       (436,309)             $       (109,666)          $   (606,501)
                                               ============================  ===========================  ===================

PER SHARE DATA
Income (Loss) Before Extraordinary Item                     -                          (0.011)                     -
                                                                             ===========================
Extraordinary Items
NET INCOME (LOSS)
COMMON SHARES OUTSTANDING                                   -                        10,211,897                    -
                                                                             ===========================






                                                     1998         September 30, 1998
                                               ----------------  ---------------------
(Unaudited)                                      (Unaudited)

REVENUES
Sale of Fatigue Fuses                                 $-                $64,505
Sale of Royalty Interests                             -                 198,750
Research and Development Revenue                   158,594             1,207,584
Test Services                                         -                 10,870
                                               ----------------  ---------------------
TOTAL REVENUES                                     158,594             1,481,709
                                               ----------------  ---------------------

COSTS AND EXPENSES
Research and Development                           141,907             1,728,612
General and Administrative                         507,282             3,093,012
                                               ----------------  ---------------------
TOTAL COSTS AND EXPENSES                           649,189             4,821,624
                                               ----------------  ---------------------
INCOME (LOSS) FROM OPERATIONS                     (490,595)           (3,339,915)
                                               ----------------  ---------------------

OTHER INCOME (EXPENSE)
Expense Reimbursed                                    -                  4,510
Rental  Income                                        -                    -
Interest Income                                       -                 39,495
Gain on Sale of Marketable Securities              169,250              200,901
Gain on Sale of Real Estate                           -                    -
Gain on Foreclosure of Real Estate                    -                 18,697
Miscellaneous Income                                  -                 25,145
Loss on Sale of Equipment                             -                (12,780)
Settlement of Teaming Agreement                       -                 50,000
Cancellation of Royalty                            (12,332)            (12,332)
Litigation Settlement                                 -                 18,095
                                               ----------------  ---------------------
TOTAL OTHER INCOME                                 156,918              331,731
                                               ----------------  ---------------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY
ITEMS AND PROVISION FOR INCOME TAXES              (333,677)           (3,008,184)
PROVISION FOR INCOME TAXES                            -                 (7,000)
                                               ----------------  ---------------------
NET INCOME (LOSS) BEFORE
EXTRAORDINARY ITEMS                               (333,677)           (3,015,184)
EXTRAORDINARY ITEMS
Forgiveness of Debt                                   -                 (289,940)
Utilization of Operating  Loss Carry forward          -                  7,000
NET INCOME (LOSS)                              $      (333,677)  $    (3,298,124)
                                               ================  =====================

PER SHARE DATA
Income (Loss) Before Extraordinary Item            (0.033)                 -
                                               ================
Extraordinary Items
NET INCOME (LOSS)
COMMON SHARES OUTSTANDING                         10,211,897               -
                                               ================







                                                   MATERIAL TECHNOLOGIES, INC.
                                                  (A Development Stage Company)
                                                    STATEMENTS OF CASH FLOWS


                                                         From Inception
                                                   For the Three Months Ended    For the Nine Months Ended   (October 21, 1983)
                                                         September 30,                 September 30,               Through
                                                              1997                         1998                     1997
                                                  ----------------------------  ---------------------------  -------------------
(Unaudited)                                               (Unaudited)                   (Unaudited)              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                       $     (436,309)               $    (109,666)           $    (606,501)
                                                  ----------------------------  ---------------------------  -------------------
Adjustments to Reconcile Net Income
(Loss) to Net Cash Provided
(Used) by Operating Activities
Depreciation and Amortization                                1,194                         1,195                    3,585
Bad Debt                                                       -                          50,000                      -
Gain on Sale of Marketable Securities                          -                         (115,371)                (13,901)
Gain on Real Estate Foreclosure                              4,045                           -                    (17,202)
Gain on Sale of Real Estate                                 (1,600)                          -                     (1,600)
Charge off of Deferred Offering Costs                          -                             -                        -
Loss on Sale of Equipment                                      -                             -                        -
Issuance of Common  Stock for Services                         -                           2,000                    2,000
Issuance of Stock for Agreement Modification                   -                             -                        -
Forgiveness of Indebtedness                                    -                             -                        -
(Increase) Decrease in Accounts Receivable                  (48,055)                      (4,454)                 (93,229)
(Increase) in Receivable on Reimbursed Expenses             (50,000)                         -                    (50,000)
Decrease in Prepaid Expenses                                 5,223                           -                      6,472
Increase (Decrease) in Accounts
Payable and Accrued Expenses                                485,968                        2,930                   583,897
Interest Accrued on Note Payable                              403                            -                     15,100
Increase in Research and Development
Sponsorship Payable                                            -                           9,000                      -
(Increase) in Note for Litigation Settlement                   -                             -                        -
(Increase) in Deposits                                         -                             -                        -
                                                  ----------------------------  ---------------------------  -------------------
TOTAL ADJUSTMENTS                                           397,178                      (54,700)                  435,122
                                                  ----------------------------  ---------------------------  -------------------
NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES                                        (39,131)                     (164,366)                (171,379)
                                                  ----------------------------  ---------------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds From Sale of Equipment                                -                             -                        -
Proceeds from Sale of Marketable Securities                    -                          133,321                     -
Purchase of Marketable Securities                              -                             -                        -
Net Proceeds from Sale of Real Estate                        44,555                          -                     44,555
Purchase of Property and Equipment                             -                             -                     (6,328)
(Increase) in Other Assets                                     -                             -                        -
Payment for License Agreement                                  -                             -                        -
                                                  ----------------------------  ---------------------------  -------------------

NET CASH PROVIDED (USED) BY
INVESTING ACTIVITIES                                         44,555                       133,321                  38,227
                                                  ----------------------------  ---------------------------  -------------------





                                                      1998          September 30, 1998
                                                  ------------  ---------------------------
(Unaudited)                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                 $  (333,677)  $     (3,298,124)
                                                  ------------  ---------------------------
Adjustments to Reconcile Net Income
(Loss) to Net Cash Provided
(Used) by Operating Activities
Depreciation and Amortization                        3,585                168,079
Bad Debt                                             50,000               50,000
Gain on Sale of Marketable Securities              (169,250)             (187,000)
Gain on Real Estate Foreclosure                        -                 (18,697)
Gain on Sale of Real Estate                            -                     -
Charge off of Deferred Offering Costs                  -                  36,480
Loss on Sale of Equipment                              -                  12,780
Issuance of Common  Stock for Services               7,617                306,052
Issuance of Stock for Agreement Modification         7,332                 7,484
Forgiveness of Indebtedness                            -                  165,000
(Increase) Decrease in Accounts Receivable           48,284              (15,548)
(Increase) in Receivable on Reimbursed Expenses        -                 (50,000)
Decrease in Prepaid Expenses                           -                    321
Increase (Decrease) in Accounts
Payable and Accrued Expenses                         54,858               639,769
Interest Accrued on Note Payable                     5,695                45,512
Increase in Research and Development
Sponsorship Payable                                  27,000               245,000
(Increase) in Note for Litigation Settlement           -                 (25,753)
(Increase) in Deposits                                 -                  (2,189)
                                                  ------------  ---------------------------
TOTAL ADJUSTMENTS                                    35,121              1,377,290
                                                  ------------  ---------------------------
NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES                               (298,556)            (1,920,834)
                                                  ------------  ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds From Sale of Equipment                        -                  10,250
Proceeds from Sale of Marketable Securities         250,200               267,950
Purchase of Marketable Securities                   (90,000)             (90,000)
Net Proceeds from Sale of Real Estate                  -                  44,450
Purchase of Property and Equipment                     -                 (226,109)
(Increase) in Other Assets                             -                 (69,069)
Payment for License Agreement                          -                  (6,250)
                                                  ------------  ---------------------------

NET CASH PROVIDED (USED) BY
INVESTING ACTIVITIES                                160,200              (68,778)
                                                  ------------  ---------------------------
















                                                   See accompanying notes
                                                             6
                                                MATERIAL TECHNOLOGIES, INC.
                                               (A Development Stage Company)
                                                  STATEMENTS OF CASH FLOWS



                                               From Inception
                                         For the Three Months Ended    For the Nine Months Ended      (October 21, 1983)
                                               September 30,                 September 30,                 Through
                                                    1997                         1998                        1997
                                        ----------------------------  ---------------------------  ------------------------
(Unaudited)                                     (Unaudited)                   (Unaudited)                (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock
Net of Offering Costs                                $-                        $125,000                    $113,902

Costs incurred in Offering                           -                             -                          -
Sale of Common Stock Warrants                        -                             -                          -
Sale of Preferred Stock                              -                             -                          -
Sale of Redeemable Preferred Stock                   -                             -                          -
Capital Contributions                                -                             -                          -
Loans  From  Officers                                -                             -                        71,750
Repayments to Officer                             (8,500)                      (13,100)                    (52,500)
( Increase) in Loans - Other                         -                             -                          -
                                        ----------------------------  ---------------------------  ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:             (8,500)                       111,900                    133,152
                                        ----------------------------  ---------------------------  ------------------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                              (3,076)                       80,855                        -
BEGINNING BALANCE CASH AND
CASH EQUIVALENTS                                   3,076                         1,640                        -
                                        ----------------------------  ---------------------------  ------------------------
ENDING BALANCE CASH AND CASH
EQUIVALENTS                               $                     -     $         82,495             $                     -
                                        ============================  ===========================  ========================






                                             1998              September 30, 1998
                                        ---------------  -------------------------------
(Unaudited)                               (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock
Net of Offering Costs                      $125,000       $         957,319
                                                         -------------------------------
Costs incurred in Offering                     -                    (36,480)
Sale of Common Stock Warrants                  -                     18,250
Sale of Preferred Stock                        -                     258,500
Sale of Redeemable Preferred Stock             -                     150,000
Capital Contributions                          -                     301,068
Loans  From  Officers                       106,500                  581,807
Repayments to Officer                      (13,100)                 (323,021)
( Increase) in Loans - Other                   -                     164,664
                                        ---------------  -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:       218,400                 2,072,107
                                        ---------------  -------------------------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                        80,044                   82,495
BEGINNING BALANCE CASH AND
CASH EQUIVALENTS                             2,451                      -
                                        ---------------  -------------------------------
ENDING BALANCE CASH AND CASH
EQUIVALENTS                             $  82,495           $       82,495
                                        ===============  ===============================


                                                   See accompanying notes











Material Technologies, Inc.
10-Q Period Ended September 30, 1998
Schedule 27


	Period Type                    9-Mos
	Fiscal Year End              2/31/98
	Period End                   9/30/98
	Cash                           82495
	Securities                      9050
	Receivables                    65548
	Allowances                    -50000
	Inventory                          0
	Current Assets                 98043
	PP&E
	Depreciation
	Total Assets                  219282
	Current Liabilities           384535
	Bonds                              0
	Preferred - Mandatory         150000
	Preferred                        350
	Common                         10272
	Other SE                     -570875
	Total Liability and Equity    219282
	Sales
	Total Revenue                 158594
	CGS                                0
	Total Costs
	Other Expenses                649189
	Interest Expense               33933
	Income (Pretax)              -333677
	Income Tax                         0
	Income Continuing            -333677
	Discontinued                       0
	Extraordinary                      0
	Changes                            0
	Net Income                   -333677
	EPS Primary                    0.033
	EPS Diluted                        0