Form 10-K
period 1998-12-31
MATERIAL TECHNOLOGIES INC /CA/
filed 1999-03-30
CIK 1036668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10K
(Mark  One)
   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For  the  fiscal  year  ended  December  31,  1998

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

Title  of  each  class           Name  of  each  exchange  on which registered
Common  Stock                                      None

           Securities Registered pursuant to section 12(g) of the Act:

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of regis-trant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  State the aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

  The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which such common equity was sold on March 19, 1999 (i.e. $.40625 per share) is $2,200,030.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date.

Class  of  Common  Stock     No.  of  Shares  Outstanding
                             (As  of  March  19,  1998)
Common  Stock                10,221,897
Class  B  Common  Stock      60,000  Shares

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

S-1 Registration Statement for Material Technologies, Inc., effective July 31, 1997.

                                     PART I
                           MATERIAL TECHNOLOGIES, INC.

ITEM  1.  BUSINESS

Material Technologies, Inc. ("Matech"), a development stage company, which became the suc-cessor on July 31, 1997, to Material Technology, Inc.'s ("Matech 1") business, owns a certain technology referred to as the Fatigue Fuse. The Company believes the Fatigue Fuse, in its pres-ent state, is ready for commercialization in certain specified markets, but requires significant ad-ditional research and development for commercialization in other markets. Matech is also the exclusive licensee of the Electrochemical Fatigue Sensor ("EFS"), which like the Fatigue Fuse is ready for commercialization in certain specified markets, but requires significant additional re-search and development for commercialization in other markets. The Fatigue Fuse and the Elec-trochemical Fatigue Sensor are intended to measure the progression of fatigue and the status of fatigue respectively in metal structures.

DESCRIPTION  OF  TECHNOLOGIES

The  Fatigue  Fuse
------------------

The Fatigue Fuse, a relatively low cost device, is a monolithically constructed array of thin metal fingers attached to a common base. Each finger incorporates a design specific notch near the base. The notch and size and shape of the notch act as an energy concentrator for each finger. The Fuse is intimately
attached  to  the  structural  member  of  interest.   Therefore,  the  Fuse
experi-ences the same loading and wear history as the structural member. The notches on each finger accelerate the fatigue process for a given finger according to the respective design characteristics of the notch. If the notch is shaped in such a way as to concentrate large amounts of energy at a sharp point, fatigue for that finger will accelerate causing a rupture in the finger at an early in the finger's fatigue life. The rupture in the finger is directly correlated to a certain point in the pro-gression of the fatigue age of the structural member. If the notch is so shaped that energy is spread over a relatively large area of a given finger, fatigue rupture will be delayed. Its eventual rupture will take place late in the progression of fatigue age. The different rates of fatigue accel-eration can be calibrated for different metal compounds and different strain spectra. Thus, by designing specific steps for an array of Fatigue Fuse fingers, it is possible to monitor the progres-sion of fatigue age in a structural member, provided the fatigue condition of that member is known. In a brand new structure we can generally assume there is no fatigue and can thus design our Fuse for 100% of fatigue life potential. But, in the case of an existing structure, one that has experienced loading and wear, we must determine the fatigue age of that structural member so that we can design the Fatigue Fuse to monitor the remaining fatigue life potential. The Electro-chemical Fatigue Sensor is dedicated to that purpose.

Electrochemical  Fatigue  Sensor  ("EFS")
-----------------------------------------

The EFS technology consists of passing a current through the structural member at a stress point and analyzing certain electronic information. Depending on the characteristics of the informa-tion, a fatigue age determination is made.
The technique involves cleaning and then delivery of an easily ionized gel at the appropriate surface of the structural member. At the same time elec-trodes are inserted in the gel and an electronic signal is passed through the area of interest as it cycles through normal stress excursions. Usually associated with such inspections is difficulty with access. Stress points are very often located in difficult-to-get-at places for humans. There-fore, it has become desirable to miniaturize the process and develop a means for delivery in very inaccessible areas. The answer is borescope technology, which the Company is researching. This technology is currently in an unproven developmental state.

DEVELOPMENT  OF  TECHNOLOGIES

Status  of  the  Fatigue  Fuse

The  development  and  application  sequence for the Fatigue Fuse and EFS is (a)
Basic Research, (b) Exploratory Development, (c) Advanced Development, (d) Prototype Evaluation, (e) Appli-cation Demonstration, and (f) Commercial Sales and Service.

The Fatigue Fuse came first. The inventor, Professor Maurice Brull, conducted the Basic Re-search at the University of Pennsylvania. Matech conducted the Advanced Development, in-cluding variations of the adhesive bonding process and fabrication of a laboratory grade recorder for the separation events which constitute proper functioning of the Fatigue Fuse. The next step is Prototype Evaluation encompassing empirical tailoring of Fuse parameters to fit the actual spectrum loading expected in specific applications. The associated tests include both coupon specimens and full scale structural tests with attached Fuses. A prototype of a flight qualifiable operational separation event recorder was designed, fabricated, and successfully demonstrated. The next tasks will be to prepare a mathematical analysis for more efficient selection of Fuse parameters and to conduct a comprehensive test program to prove the ability of the Fuse to accurately indicate fatigue damage when subjected to realistically large variations in spectrum loading. The final tasks prior to marketing will be an even larger group of demonstration tests.

The Fatigue Fuse is at its final stages of testing and development. To begin marketing the Fuse, will take from 6 to 12 months and cost approximately
$600,000, including technical and beta testing and final development. If testing, development, and marketing are successful, manage-ment estimates Matech should begin receiving revenue from the sale of the Fatigue Fuse within a year of receiving the $600,000. Management cannot estimate the amount of revenue that may be realized from sales of the Fuse.

To date, certain organizations have included Matech's Fatigue Fuse in test programs. Already completed are tests for welded steel civil bridge members conducted at the University of Rhode Island. In 1996, Westland Helicopter, a British firm, tested the Fatigue Fuse on Helicopters. That test was successful with the legs of the Fuses failing in sequence as predicted.

Status  of  the  EFS

Electronic and data acquisition methodologies have been developed that are now considered practical for initial commercialization. The EFS currently has limitations. To obtain meaningful measurements, the process requires that at least 50% of the fatigue life has occurred. Also, the process has only been perfected for commercial use with mild and soft steels. This limits the use of EFS presently to such applications as bridges, ships, cranes, etc. Use in more exotic struc-tures such as aircraft and turbine engines is currently precluded. Although there is a vast body of testing supporting successful use of this methodology, to date, there has not been any confirmed success in aircraft and turbine engines. No one can assure that the method will work in the field.

GOVERNMENT  FUNDING

In August 1996 the Company entered into a teaming agreement with Southwest Research Insti-tute (SWRI) and the University of Pennsylvania (the Team) for research and development ef-forts. On February 25, 1997, the team was awarded a $2.5 million Phase I contract to "determine the feasibility of the EFS to improve the United States Air Force capability to perform durability assessments of military aircraft, including both air frames and engines through the application of the EFS to specific military aircraft alloys." Matech's share of this award was approximately $550,000. On June 18, 1998 the team was awarded a $2,061,642 Phase II contract to "determine the applicability of the EFS to improve the United States Air Force capability to perform dura-bility assessments of military aircraft, including both air frames and engines through the applica-tion of the EFS to specific military aircraft alloys. Matech's share of this award is approximately $350,000. In addition, on February 5, 1999, the Team of Matech, the U. of Pa, and Optim, Inc., a Connecticut Co. which specializes in borescope technology, with Matech as the 1st tier prime contractor, was awarded a contract of approximately $2,000,000 to develop an EFS system to detect fatigue damage in both retired for time engine components and installed military aircraft turbine engines. Matech's share is approximately $250,000.

The Company continues in its efforts to raise funds from numerous sources, including various state and federal governmental agencies and/or private or public offerings of securities. At this time, however, the Company has no firm agreements.

COMMERCIAL  APPLICATIONS  OF  THE  COMPANY'S  TECHNOLOGIES

No commercial application of Matech's products has been arranged to date, but the technology has matured to a point where it can, in the opinion of management, be applied to certain markets. Some of those that are under consideration are ships, storage tanks, cranes, and infrastructure bridges. Foremost, in the opinion of management, are infrastructure bridges. Management be-lieves the technology is ready but there can be no assurance until the technology is successfully installed in the field and passed required testing and validation.

The Company is currently pursuing a commercialization program for the infrastructure bridge market through the amalgamation of the Company's technology with a third party's technology, which together, in the opinion of management, create a holistic bridge monitoring system. The third party technology consists of an optically driven linear motion detector for a spectrum of measured motion on bridges and a low cost technique for determining the tightness of fasteners in real time all the time. Together, in the opinion of management, the combination of all the technologies form a suite of capabilities that provide the necessary analysis for satisfying bridge management requirements.

Specifically, the Company has entered into a strategic alliance with Structural Integrity Moni-toring Systems ('SIMS') of Willimantic, Connecticut. The Company and SIMS are in the final stages of planning to obtain government funding to develop and demonstrate a bridge monitoring system. The Company and SIMS will each own 50% of new company to be formed and will each license its technology to that Company. The arrangement also will require the new Com-pany to acquire certain liabilities from each company. As this plan is in its early stages, the Company can give no assurances that the new Company will be successful in its financing ef-forts, nor is there any assurance that the bridge monitoring system that will result from the amal-gamation will be successful in the field.

Certain manufacturers are capable of producing the fatigue fuse and EFS at a reasonable cost. No assurance can be given, however, that these devices will be successfully manufactured, that they can be commercially produced, that they will perform to Management's expectations, or that they will be successfully marketed. Moreover, significant competition may develop.

PATENTS

Matech is the assignee of four patents originally issued to Tensiodyne Corporation. The first was issued on May 27, 1986, and expires on May 27, 2003. It is entitled "Device for Monitoring Fa-tigue Life" and bears United States Patent Office Numbers 4,590,804. The second patent, enti-tled "Method of Making a Device for Monitoring Fatigue Life" was issued on February 3, 1987 and expires February 3, 2004, United States Patent Office Number 4,639,997. The third patent, entitled "Metal Fatigue Detector" was issued on August 24, 1993 and expires on August 24, 2010, United States Patent Number 5,237,875. The fourth patent, entitled "Device for Monitor-ing the Fatigue Life of a Structural Member and a Method of Making Same," was issued on June 14, 1994 and expires on June 14, 2011, United States Patent Number 5,319,982.

PRODUCT  DISTRIBUTION  METHODS

Provided there are funds to support such activities, as to which no assurance can be given, Matech intends to exhibit the Fatigue Fuse and the Electrochemical Fatigue Sensor at various aerospace trade shows and will also market its products directly to end users, including aircraft manufacturing and aircraft maintenance companies, crane manufactures and operators, certain state regulatory agencies charged with overseeing bridge maintenance, companies engaged in manufacturing and maintaining large ships and tankers, and the military. Although management intends to undertake marketing, dependent on the availability of funds, within and with out the United States, no assurance can be given that any such marketing activities will be implemented.

COMPETITION

Other technologies exist which indicate fatigue damage. Single cracks larger than a minimum size can be found by nondestructive inspection methods such as dye penetrant, radiography, eddy current, acoustic emission, and ultrasonics. Tracking of load and strain history, to subsequently estimate fatigue damage by computer processing, is possible with recording instruments such as strain gauges and counting accelerometers. These methods have been used for 40 years and also offer the advantage of having been accepted in the market, whereas Matech's products remain largely unproven for some currently indeterminable period. Companies marketing these alternate technologies include Magnaflux Corporation, Kraut-Kermer-Branson, Dunegan-Endevco, and MicroMeasurements. These companies have more substantial assets, greater experience, and more resources than Matech, including but not limited to established distribution channels and an established computer base. The familiarity and loyalty to these technologies may be difficult to dislodge. Because Matech is still in its development stage, it is unable to predict whether its technologies will be successfully developed and commercially attractive in potential markets.

ITEM  2.  PROPERTIES

The Company leases an office at 11661 San Vicente Boulevard, Suite 707, Los Angeles, Califor-nia, 90049. The lease has a term of 24 months beginning June 1, 1997. The space consists of 830 square feet and will be adequate for the Company's current and foreseeable needs. The total rent is $40,464.00 payable at $1,868.00 per month.

Matech owns a remote monitoring system and certain manufacturing equipment which is pres-ently being used by the University of Pennsylvania for instructional and testing purposes.

ITEM  3.  LEGAL  PROCEEDINGS

The Company is not presently involved in any legal proceedings which in management's opinion might have a material effect on the Company.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

NONE

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the NASDAQ Bulletin Board. Its symbol is MTEY.

From October 1997 through December 31, 1998, Matech's Common Stock was quoted between a low bid of $.13 per share and a high bid of $2.821 per share on the NASDAQ Bulletin Board. Such over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions. The following chart shows the high and low bid prices per share per calendar quarter from October 1997 to December 1998.

                     High Bid Price(1)   Low Bid Price(1)
                     ------------------  -----------------
Fourth Quarter 1997  $             2.50  $             .13
                     ------------------  -----------------
First Quarter 1998   $             2.75  $             .25
                     ------------------  -----------------
Second Quarter 1998  $            2.812  $             .50
                     ------------------  -----------------
Third Quarter 1998   $            1.375  $            .593
                     ------------------  -----------------
Fourth Quarter 1998  $            $1.50  $            .312
-------------------  ------------------  -----------------

1).All  bid  prices  were  supplied  to  the  Company  by  Smith  Barney.

On March 19, 1999, there were 441 holders of record of the Company's common stock and one holder of its Class B Common Stock.

No dividends on any of the Company's shares were declared or paid during 1998 nor are any dividends contemplated in the foreseeable future.

In August, 1993, Tensiodyne, a predecessor of the Company, entered into two agreements, a li-cense agreement and a development agreement, with the University of Pennsylvania regarding a new invention designed to measure electrochemically the status of fatigue of a structure without knowing the structure's past loading history. Under the license agreement, 12,500 shares of Ten-siodyne's common stock were issued, a 5% royalty on sales of this product was granted, and un-der the development agreement Tensiodyne agreed to pay $11,112 per month for 18 months, for a total payment of $200,000. As of this date, no payments have been made on this obligation. On December 17, 1997, the company and the University modified the terms of the licensing agreement and related obligation. The terms of the modified agreements include an increase in the University's royalty to 7% of the sale of related products, additional shares of the Common Stock to equal 5% of the Company's outstanding stock as of December 17, 1997, and to pay to the University 30% of any amounts the Company raises in excess of $150,000 (excluding amounts received on government grants or contracts) up to $200,000 plus interest at 1.5% per month from June 30, 1997.

At various times during 1998 the Company issued Common Stock to various persons relying on Section 4(2) of the Securities Act of 1933. Each and every such person has been associated with the Company in some way, is sophisticated, and is familiar with the Company, its business, and its financial position.

By Unanimous Consent in lieu of the first meeting of the Board of Directors, on March 9, 1997, the Corporation authorized the issuance of the following shares:

1. On March 9, 1997, 5,560,000 shares of Common Stock to Matech 1 which later became Se-curFone America, Inc. As of July 31, 1997, 5,000,000 of these shares were then distributed to the shareholders of Matech 1, including 707,911 shares under a registration statement filed with the Securities and Exchange Commission that became effective on that date. On that date Matech 1 became SecurFone America, Inc. SecurFone retained 560,000 that secured a $50,000 note to the Company. Subsequently, SecurFone defaulted on a $50,000 promissory note to the Company and forfeited its 560,000 shares which were canceled.

2. 60,000 shares of Class B Common Stock to Robert M. Bernstein in consideration for Mr. Bernstein taking on the duties of Chief Executive Officer, President, and Chief Financial Officer of the Corporation.

3. 350,000 shares of convertible preferred stock to the Baker Group in accordance with an agreement with that Group to exchange its Class A Preferred Stock in Matech 1 for Class A Preferred Stock in the Company.

4. 15 shares of Class B preferred stock to Tensiodyne Corporation in accordance with an agree-ment with Tensiodyne to exchange its Class B Preferred Stock in Matech 1 for Class B Preferred Stock in the Company. Subsequently, the Company purchased these shares and canceled them. Accordingly, no Class B preferred shares are outstanding.

On September 26, 1997, the Board authorized the Corporation to issue 27,000 shares of Common Stock to Corporate Counsel, for services rendered to the Corporation.

On November 3, 1997, the Board authorized the Corporation to issue 100,000 shares of Common Stock to a consultant for services rendered to the Corporation.

On November 21, 1997, the Board authorized the Corporation to issue 100,000 shares of Com-mon Stock to a consultant for services rendered to the Corporation.

On March 26, 1998, the Board authorized the Corporation to issue 2,430,000 shares of Common Stock to its president, Robert M. Bernstein, in exchange for canceling $170,000 the Company owed Mr. Bernstein.

On May 10, 1998, the Board authorized the Corporation to issue 733,280 shares of Common Stock to Variety Investments for reducing its Fatigue Fuse royalty interest from 20% to 5%.

On May 10, 1998, the Board authorized the Corporation to issue 244,427 shares of its Common Stock to a third party individual for consulting services. (See,
                                                                            ---
Financial  Statements,  Note  10f.)

On May 10, 1998, the Board authorized the Corporation to issue 15,000 shares of its Common Stock to another individual for consulting services.

On May 10, 1998, the Board authorized the Corporation to issue 302,190 shares of its Common Stock to Mr. Joel Freedman, a Director, for consulting services.

On June 25, 1998, the Board authorized the Corporation to issue two warrants to purchase a total of 2,000,000 shares of Common Stock at $.50 per share with an expiration date of June 30, 2002, one to Robert M. Bernstein, Chairman and Chief Executive Officer, for 1,800,000 shares of Common Stock and one to Joel Freedman, a director, for 200,000 shares of Common Stock.

On October 30, 1998, the Board authorized the Corporation to issue 50,000 shares of its Com-mon Stock to Tensiodyne Corporation in exchange for canceling its 15 shares of Class B Pre-ferred Stock.

On November 3, 1998, SecurFone, Inc. forfeited the 560,000 shares of the Company's Common Stock which it pledged against a $50,000 obligation it owed to the Company. The Company subsequently canceled the shares.

On November 6, 1998, the Board authorized a decrease in the purchase price of the warrants to purchase 2,000,000 shares of common stock issued to Mr. Bernstein and Mr. Friedman from $.50 per share to $.10 per share.

On November 24, 1998, the Board authorized the Corporation to issue 60,000 shares of its Common Stock, an option to purchase 50,000 shares of Common Stock at $1.00 per share, and an option to purchase an additional 100,000 shares of Common Stock at $2.00 per share until November 30, 2001 to an unrelated corporation for consulting services.

On November 24, 1998, the Board authorized the Corporation to issue 200,000 shares of its Common Stock to a consultant for consulting services.

On January 14, 1999, the Board authorized the issuance of a warrant to purchase 2,500 shares of the Corporation's Common Stock for $1.00 per share to a long time investor in the Company in exchange for exchanging a promissory note due to be paid for a new note.

On February 4, 1999, the Board authorized the Corporation to issue to a consultant whom the Corporation owed $66,666, 175,000 shares of Common Stock and a Warrant to purchase an ad-ditional 175,000 shares of Common Stock at $2.50 per share with an expiration date of February 1, 2002 in exchange for canceling the debt.

On March 5, 1999, the Board authorized the Corporation to issue 50,000 shares of Common Stock to John Goodman, a director for services rendered to the Corporation.

On March 5, 1999, the Board authorized the Corporation to issue 50,000 shares of Common Stock to a consultant for services rendered to the Corporation.

ITEM  6.  SELECTED  FINANCIAL  DATA

The selected financial data for the Corporation are derived from the Corporation's financial statements. The selected financial data should be read in conjunction with the Corporation's financial statements attached hereto.

                                     Fiscal Year Ending December 31,
                                                                                           Inception to
                                                                                           December 31,
                                1994        1995        1996         1997        1998          1998
                             ----------  ----------  -----------  ----------  ----------  --------------
Net Sales                    $      --   $      --   $       --   $      --   $      --   $          --
                             ----------  ----------  -----------  ----------  ----------  --------------
Income from Research
Development Contract         $      --   $      --   $       --   $ 336,410   $ 374,324   $   1,423,314
                             ----------  ----------  -----------  ----------  ----------  --------------
Income (Loss) from
Continued
Operations                   $(377,063)  $(203,849)  $ (483,186)  $(177,221)  $(684,946)  $  (3,534,266)
                             ----------  ----------  -----------  ----------  ----------  --------------
Income (Loss) from
Continued Operations Per
Common Share                                                                              $        (.35)
                                                                                          --------------
Common Shares
 Outstanding                                                                                 10,061,897
                                                                                          --------------
Total Assets                 $ 184,579   $ 150,692   $  208,299   $ 287,257   $ 233,746
                             ----------  ----------  -----------  ----------  ----------
Total Liabilities            $ 620,375   $ 783,882   $1,046,517   $ 618,582   $ 719,178
                             ----------  ----------  -----------  ----------  ----------
Redeemable Preferred Stock   $      --   $ 150,000   $  150,000   $ 150,000   $      --
                             ----------  ----------  -----------  ----------  ----------
Total Stockholders' Equity
(Deficit)                    $(619,166)  $(585,796)  $ (988,218)  $(481,325)  $(485,432)
                             ----------  ----------  -----------  ----------  ----------
Dividends                    $      --   $      --   $       --   $      --   $      --
---------------------------  ----------  ----------  -----------  ----------  ----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of results of operations, capital resources, and liquidity pertains to the consolidated activities of Material Technology, Inc., ("Matech 1") for 1996 and of the Company for the years ended December 31, 1997 and 1998. Since July 31, 1997, the Company has been successor to all of the assets and operations of Matech 1.

RESULTS  OF  OPERATIONS  FOR  YEARS  ENDED  DECEMBER  31,  1996, 1997, AND 1998.
--------------------------------------------------------------------------------

In 1998, the Company received $374,324 under its contracts with Southwest Research Institute ("SWRI") and the U. S. Air Force. In 1997, the Company generated $336,410 under its contract with SWRI. The Company generated no significant revenue in 1996.

Costs  and  Expenses
General and Administrative costs were $807,013 for 1998, $435,222 for 1997, and $472,486 for 1996. The major costs in 1998 were consulting fees of $225,953, interest expense of $53,680, officer's salary of $100,000, legal fees of $179,951, bad debts of $50,000, and asset impairment of $92,919.

The major costs in 1997 were legal costs of $166,102 incurred in contracting for government funds for research and development of the EFS technology and effecting the SecurFone transac-tion, officers' salaries of $ 90,417, consulting fees of $111,013, filing and public relations costs of $31,917 primarily for the Company's filings with the SEC relating to the SecurFone transac-tion, employee expenses of $27,286, travel expenses of $20,744, and rent of $28,136.88.

The major costs in 1996 were officers' salaries of $ 200,000, professional fees of $111,080, of-fice related expenses of $45,136, travel expenses of $21,902, rent of $16,742 and consulting fees to-taling $34,631. The primary increase in these expenses from 1995 resulted from the Board ap-proving compensation of $200,000 to Robert M. Bernstein for his successful negotiation of the teaming agreement with SWRI and the University of Pennsylvania which resulted in the U.
S. Air Force awarding SWRI a $2,500,000 contract in February 1997 to conduct research on the Company's EFS technology.

Liquidity  and  Capital  Resources

The Company's accountant has opined that the Company's financial condition raises substantial doubt concerning the Company's ability to continue as a going concern. As a result of the Com-pany's contracts with the U.S. Air Force which is providing money for research on the EFS tech-nology, including certain overhead expenses, it appears that the Company will have sufficient funds to continue operating at least through 1999.

As reflected in the numbers below, over the past three years, to continue seeking capital and to maintain its patents, the Company was totally dependent on the willingness of the Company's President, Mr. Bernstein, and long time investors in the Company to loan the Company money or purchase additional securities from the Company. Over the next year, the Company expects to receive additional funds from U. S. Air Force. These funds, however, are not guaranteed. These funds, however, are only a beginning, the Company estimates substantial additional funds will have to be raised to complete research and development and bring its products to market. Al-though, Mr. Bernstein intends to continue to loan the Company funds as required while it seeks additional financing, he is under no obligation to do so. The Company does not expect to receive any additional material financing from its other long time investors.

Any prediction of the likelihood or timing of obtaining the required funding would be highly speculative. The Company's ability to obtain such financing may depend on the results of the research contract with the U.S. Air Force which will not be evident for a year or more.

Cash and cash equivalents at December 31,1998 were $20. During 1998, the Company received $125,000 from the sale of its common stock under the Company's 1998 Stock Option Plan. The Company's president advanced $150,500, and $34,611 was repaid towards his loan account. The Company also received $261,450 from the sale of securities it held for sale. From the proceeds received in 1998, the Company used $411,466 in its operations.

Cash and cash equivalents at December 31,1997 were $2,451. During 1997, the Company re-ceived $100,000 from the sale of its common stock under the Company's 1996 Stock Option Plan. The Company's president advanced $119,000, including direct loans to the Company and payment of Company expenses, and $79,659 was repaid towards his loan account. From the proceeds received in 1997, the Company used $178,918 in its operations.

As of December 31, 1996, cash and cash equivalents were 0. During 1996, the Company re-ceived $242,290 including $170,040 for the issuance of common stock under the Company's 1996 Stock Option Plan, a $43,250 loan from the President, and a $25,000 loan from an unre-lated third party. Of the $242,290 received, $64,676 repaid loans from the President, $5,000 paid legal fees in connection with the S-1 Registration Statement, and the remaining $172,614 was used in operations.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Not  Applicable.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

Attached hereto and incorporated herein by reference are audited financial statements of the Registrant as at December 31, 1998 prepared in accordance with Regulation S-X (17 CFR 210)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART  III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The name, age, office, and principal occupation of the executive officers and directors of Matech and certain information relating to their business experiences are set forth below:

NAME                                    AGE          POSITION
Robert M. Bernstein                      64  President/Chief Financial
                                             Officer, Chairman of the Board
Joel R. Freedman                         39  Secretary/Director
Dr. John Goodman                         65  Chief Engineer/Director

The Term of the directors and officers of Matech is until the next annual meeting or until their successors are elected.

ROBERT  M.  BERNSTEIN,  PRESIDENT/CHIEF FINANCIAL OFFICER/CHAIRMAN OF THE BOARD.
Robert M. Bernstein is 64 years of age. He received a Bachelor of Science de-gree from the Wharton School of the University of Pennsylvania in 1956. From August 1959 until his certification expired in August 1972, he was a Certified Public Accountant licensed in Pennsylvania. From 1961 to 1981, he was a consultant specializing in mergers, acquisitions, and financing. From 1981 to 1986, Mr. Bernstein was Chairman and Chief Executive Officer of Blue Jay Enterprises, Inc. of Philadelphia, PA, an oil and gas exploration company. In December 198 5, he formed a research and development partnership for Tensiodyne, funding approximately $750,000 for research on the Fatigue Fuse. In October 1988 he became Chairman of the Board, President, Chief Financial Officer, and CEO of Matech 1 and retained these positions with the Company after the spin off from Matech 1 on July 31, 1997.

JOEL R. FREEDMAN, SECRETARY/DIRECTOR. Joel R. Freedman is 39 years of age. From October 1989 until February 1994, Mr. Freedmen was Secretary and a Director of Tensiodyne and Matech 1, retaining these positions with the Company after the spin-off from Matech 1 on July 31, 1997. Mr. Freedman attends board meetings and provides advice to the Company as needed. Since 1983, he has been president of Genesis Advisors, Inc., an investment advisory firm in Bala Cynwyd, Pennsylvania. His duties there are a full-time commitment. Accordingly, he does not take part in Matech's day to day activities. He is not a director of any other company.

DR. JOHN W. GOODMAN, CHIEF ENGINEER/DIRECTOR. Dr. John W. Goodman is 65 years of age. He is presently Senior Staff Engineer, Materials Engineering Department of TRW Space and Electronics and was formerly Chairmen of the Aerospace Division of the American Society of Mechanical Engineers. He holds a Doctorate of Philosophy in Materials Science which was awarded with distinction by the University of California at Los Angeles in 1970. In 1957, he received a Masters of Science degree in Applied Mechanics from Penn State University and in 1955 he received a Bachelor of Science degree in Mechanical Engineering from Rutgers University. From 1972 to 1987, Dr. Goodman was with the U. S. Air Force as lead Structural Engineer for the B-1 aircraft; Chief of the Fracture and Durability

Branch and Materials Group Leader, Structures Department, Aeronautical Systems Center, Wright-Patterson Air Force Base. From 1987 to December 1993, he was on the Senior Staff, Materials Engineering Department of TRW Space and Electronics. He has been Chief Engineer for Development of Matech's products since May 1993. He worked full time for Matech 1 from August 1993 to December 1994, when he returned to TRW. Since then he has consulted with the Company periodically.

ADVISORY  BOARD

Since 1987, the Company and its predecessors have had an Advisory Board presently consisting of Alexander M. Adelson, William F. Ballhaus, Robert P. Coogan, Dr. Malcolm H. Hodge, Campbell Laird, Ronald Landgraf, Robert Madden, Samuel I. Schwartz and Miles Wilson. These individuals consult with the Company on an as needed basis. Members of the Advisory Board serve at will. The Advisory Board advises Matech's Management on technical, financial, and business matters and may in the future be additionally compensated for these services. A brief biographical description of the members of the advisory board is as follows:

ALEXANDER M. ADELSON. Alexander M. Adelson, age 64 has thirty years as an applied physicist and businessman specializing in technical marketing matters. Since 1974, Mr. Adelson has led the Technology Resource Group of RTS Research Lab, Inc. ("RTS). This group provides management, product development, and related marketing services to various clients with spe-cialization in technical marketing matters. For example, RTS helped conceive and develop the first portable bar code scanner and acted as program manager for 12 years while developing two generations of portable bar code laser scanners for Symbol Technologies, Inc. Mr. Adelson holds 64 patents in the fields of optical electronics, bar code technology, automatic inspection, and medical software. Mr. Adelson serves on the board of directors of Base 10, Inc. Nocopi Technologies, Inc., and PatComm Corporation.

WILLIAM F. BALLHAUS. William F. Ballhaus, age 80, now retired, was an Aerodynamacist with Douglas Aircraft Company, a Vice President and General Manager, Nortonics Division of Northrop Aircraft, Inc., Executive Vice President of Northrop Corporation, and was President of Beckman Instruments, Inc. from 1965-1983. He is director of Republic Automotive Parts, Mi-crobics Corp., and Nucio Industries.

ROBERT P. COOGAN. Robert P. Coogan, age 74, retired from a distinguished naval career spanning 40 years during which he held numerous posts including:
Commander U.S. Third Fleet, Commander Naval Air Force - U.S. Pacific Fleet, Commandant of Midshipmen - U.S. Naval Academy, and Chief of Staff - Commander Naval Air Force - U.S. Atlantic Fleet. From 1980 to 1991 he was with Aerojet General Company and served as Executive Vice President of Aerojet Electrosystems Co. from 1982-1991. He has his BS in Engineering from the US Naval Acad-emy and MA in International Affairs from George Washington University.

DR. MALCOLM H. HODGE. Dr. Hodge, age 56, received his Ph.D. in Ceramic Science from Penn State. He is currently the President and CEO of Structural Integrity Monitoring Systems, Inc. (SIMS). From 1994 to 1996, he was Chairman and President of Applied Fiberoptics, Inc. Previous to that he spent ten years with Ensign-Bickford Industries, Inc. as Corporate Vice Presi-dent of Technology.

CAMPBELL LAIRD. Campbell Laird, age 62, received his Ph.D. in 1963 from the University of Cambridge. His Ph.D. thesis title was "Studies of High Strain Fatigue." He is presently Pro-fessor and graduate group Chairman in the Department of Materials, Science & Engineering at the University of Pennsylvania. His research has focused on the strength, structure, and fatigue of materials, in which areas he published in excess of 250 papers. He is co-inventor of the EFS.

RONALD W. LANDGRAF. Ronald W. Landgraf, age 59, spent 20 years in the industrial sec-tor, first as a Material Engineer in the Micro Switch Division of Honeywell, Inc. in Freeport, Illi-nois, and later as a Research Scientist, Metallugy Dept., Engineering & Research Staff of Ford Motor Company in Dearborn, Michigan. In 1988, he became a Visiting Professor at Virginia Tech and in 1990, a Professor.

ROBERT MADDEN. Robert Madden, age 79, is presently retired. He received his BS from Purdue University in 1942 and Doctor of Engineering from Yale University in 1948. From 1957 to 1972, he was director and later chairman of the Department of Metallurgy, University of Pennsylvania; from 1973 to 1983 was Professor of Metallurgy at the University of Pennsylvania, from 1984 to 1987 was a visiting professor of Anthropology at Harvard University and from February 1987 until recently has been an honorary curator of archaeological sciences, Peabody Museum of Archaeology and Ethnology, Harvard University.

SAMUEL I. SCHWARTZ. Samuel I. Schwartz, age 49, is presently President of Sam Schwartz Co., consulting engineers, primarily in the bridge industry. Mr. Schwartz received his BS in Physics from Brooklyn College in 1969, and his Masters in Civil Engineering from the Univer-sity of Pennsylvania in 1970. From February, 1986 to March, 1990, was the Chief Engineer/First Deputy Commissioner, New York City Department of Transportation and from April 1990 to the present has acted as a director of the Infrastructure Institute at the Cooper Union College, New York City, New York. From April 1990 to 1994 he was a Senior Vice President of Hayden Wegman Consulting Engineers, and is a columnist for the New York Daily News.

MYLES WILSON. Myles Wilson, age 63, is Chief Executive Officer of Specialized Executives Unlimited, a consulting and interim management firm. He received his MBA in Industrial Man-agement and his BS in Economics and Accounting from The
Wharton School of the University of Pennsylvania. From 1983 to 1986, he was Vice President of Alexander's depart-ment store chain responsible for managing information systems and Chief Information Officer. From 1986 to 1989, he was a Senior Vice President of the Gimbel/Saks Fifth Avenue Corp.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Robert M. Bernstein, Chief Executive Officer of the Company filed one Form 3 in September 1998 covering transactions that occurred in April, May, and June 1998. Accordingly, three (3) of Mr. Bernstein's Form 3s were late covering a total of four (4) transactions. The Company is un-aware of any other late filings or any failures to file any Form 3, 4, or 5.

ITEM  11.  EXECUTIVE  COMPENSATION

                                                    Other
Name and                                            Annual     Restricted                             All Other
Principal                                           Compen-     Stock        Options       LTIP        Compen-
Position        Year     Salary ($)    Bonus ($)   sation ($)   Awards ($)   (SARs (#)   Payout ($)   sation ($)
-------------  -------  ------------  -----------  -----------  -----------  ----------  -----------  -----------

Robert M.         1996  $    200,000  $        --  $        --  $  620  (1)          --  $        --  $        --
Bernstein CEO     1997  $     90,417  $        --  $        --  $ 1,500 (2)          --  $        --  $        --
                  1998  $    100,000  $        --  $        --   1,800,000   $       --  $        --  $        --

John W.           1996  $      5,200  $        --  $        --  $       --           --  $        --  $        --
Goodman           1997  $     24,885  $        --  $        --  $       --           --  $        --  $        --
Director and      1998  $     20,462  $        --  $        --  $       --           --  $        --  $        --
Engineer

In 1996, Matech 1 issued 62,000 shares of Common Stock par value $.001, to Mr. Bernstein.
On July 31, 1997, Matech 1 issued 1,049,454 of Common Stock to Mr. Bernstein in exchange for $372,000 in accrued salary owed to him. In addition, the Company authorized issuing Mr. Bern-stein an additional 450,000 shares of its common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AS OF DECEMBER 31, 1998

Security  Ownership  of  Certain  Beneficial  Owners

Class of                          Name and Address of            Amount and Nature  Percent
Stock                             Beneficial Owner               of Beneficial      of Class
                                                                 Ownership
                                                                 -----------------
Common                            Sherman Baker                   1,077,920 Shares      10.4%
Stock                             555 Turnpike St.
                                  Canton, MA  02021
                                  -----------------------------

Security Ownership of Management

Class of Stock                    Name and Address of            Amount and Nature  Percent
                                  Beneficial Owner               of Beneficial      of Class
                                                                 Ownership
                                                                 -----------------
Common                            Robert M. Bernstein, CEO       3,232,044 Shares1    31.3%1
Stock                             Suite 707
                                  11661 San Vicente Blvd.,
                                  Los Angeles, CA  90049
                                  -----------------------------
                                  Joel R. Freedman, Director       396,471 Shares2       3.8%
                                                   1 Bala Plaza
                                  Bala Cynwyd, PA 19004
                                  -----------------------------
                                  John Goodman, Director            100,000 Shares       1.0%
                                  Suite 707
                                  11661 San Vicente Blvd.
                                  Los Angeles, CA 90049
                                  -----------------------------
                                  Directors and executive of-     3,728,515 Shares      36.1%
                                  ficers as a group (3 persons)
                                  -----------------------------

Class B                           Robert M. Bernstein                60,000 Shares  100.00%3
Common                            Suite 707
Stock                             11661 San Vicente Blvd.
                                  Los Angeles, CA 90049
                                  -----------------------------

1  In  addition,  Mr.  Bernstein  has an option to purchase an additional 1,800,000 shares of
Com-mon  Stock  at  $.10  per  share.

2  In addition, Mr. Friedman has an option to purchase an additional 200,000 shares of common stock  at  $.10  per  share.

3  Each  of  Mr.  Bernstein's  Class B Common Shares has 500 votes on any matter on which the common  stockholders  vote.  Accordingly,  these  shares  give Mr. Bernstein 20 million votes which  gives  Mr.  Bernstein  voting  control  of  the  Company.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

From time to time, Robert M. Bernstein advanced funds to the Company and at December 31, 1998, the Company owed him $73,177. The Board has approved paying Mr. Bernstein interest at the rate of 10% per year on his advances. Robert M. Bernstein is under no obligation to make further advances to the Company but may continue to so do at his sole discretion.

In August, 1997, the Company's board of directors signed a resolution recognizing the Com-pany's extreme dependence on the experience, contacts, and efforts of Mr. Bernstein and author-ized to pay him a salary of $150,000 a year since 1991. Mr. Bernstein will receive the compen-sation at such time as the board has determined that the Company has profited from. Mr. Bern-stein's efforts in regards to the Company receiving substantial funding, the licensing of its tech-nology, the selling of its technology, the Company's merger with another company, or otherwise profiting in a substantial manner. The amount which would be due to Mr. Bernstein as of De-cember 31, 1998, had the board so declared, is approximately $557,583. This amount represents the difference between the $150,000 a year and the compensation actually accrued during the year 1991 through 1997.

In March 1998, the Board authorized the Corporation to issue a total of 2,430,000 shares of Common Stock and to exchange those shares at $.07 per share with Robert M. Bernstein for can-celing $170,000 that he had lent to the Corporation. Mr. Bernstein sold part of these shares at $.07 per share to a group of preferred shareholders known as the Baker Group in accordance with a 1994 agreement between the Company, Mr. Bernstein, and that Group. The sale of the stock provided needed working capital.

On June 25, 1998, the Board authorized the Corporation to issue two warrants to purchase a total of 2,000,000 shares of Common Stock at $.50 per share with an expiration date of June 30, 2002, one to Robert M. Bernstein, Chairman and Chief Executive Officer, for 1,800,000 shares of Common Stock and one to Joel Freedman, a director, for 200,000 shares of Common Stock. On November 6, 1998, the Board authorized a decrease in the purchase price of the warrants from $.50 per share to $.10 per share.

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS IN FORM 8-K

a.        Exhibits.

Exhibit No.   Description                                                           Page No.
------------  ------------------------------------------------------------  ------------------------
        3(i)  Certificate of Incorporation of Material Technologies, Inc.   Previously filed with
                                                                            S-1 Registration
                                                                            Statement effective on
                                                                            July 31, 1997.
                                                                            ------------------------
       3(ii)  Bylaws of Material Technologies, Inc.                         Previously filed with
                                                                            July 31, 1997 S-1
                                                                            ------------------------
         4.1  Class A Convertible Preferred Stock Certificate of            Previously filed with
              Designations                                                  July 31, 1997 S-1
              ------------------------------------------------------------  ------------------------
         4.2  Class B Convertible Preferred Stock Certificate of            Previously filed with
              Designations                                                  July 31, 1997 S-1
              ------------------------------------------------------------  ------------------------
        10.1  License Agreement Between Tensiodyne Corporation and          Previously filed with
              the Trustees of the University of Pennsylvania                July 31, 1997 S-1
              ------------------------------------------------------------  ------------------------
        10.2  Sponsored Research Agreement between Tensiodyne               Previously filed with
              Corporation and the Trustees of the University                July 31, 1997 S-1
              ------------------------------------------------------------  ------------------------
        10.3  Amendment 1 to License Agreement Between Tensiodyne           Previously filed with
              Scientific Corporation and the Trustees of the University     July 31, 1997 S-1
              ------------------------------------------------------------  ------------------------
        10.4  Repayment Agreement Between Tensiodyne Scientific             Previously filed with
              Corporation and the Trustees of the University                July 31, 1997 S-1
              ------------------------------------------------------------  ------------------------
        10.5  Teaming Agreement Between Tensiodyne Scientific               Previously filed with
              Corporation and Southwest Research Institute                  July 31, 1997 S-1
              ------------------------------------------------------------  ------------------------
        10.6  Letter Agreement between Tensiodyne Scientific                Previously filed with
              Corporation, Robert M. Bernstein, and Stephen Forrest Beck    July 31, 1997 S-1
              and Handwritten modification.
              ------------------------------------------------------------
        10.7  Agreement Between Tensiodyne Corporation and                  Previously filed with
              Tensiodyne 1985-1 R&D Partnership is incorporated by          July 31, 1997 S-1
              reference from Exhibit 10.3 of Material Technology, Inc.'s
              ------------------------------------------------------------
        10.8  Amendment to Agreement Between Material Technology,           Previously filed with
              Inc. and Tensiodyne 1985-1 R&D Partnership is                 July 31, 1997 S-1
              incorporated by reference from Exhibit 10.6 of Material
              Technology, Inc.'s S-1 Registration Statement, File No. 33-
              83526 which became effective on January 19, 1996.

              ------------------------------------------------------------
        10.9  Agreement Between Advanced Technology Center of               Previously filed with
              Southeastern Pennsylvania and Material Technology, Inc. is    July 31, 1997 S-1
              incorporated by reference from Exhibit 10.4 of Material
              Technology, Inc.'s S-1 Registration Statement, File No. 33-
              83526 which became effective on January 19, 1996.
              ------------------------------------------------------------
       10.10  Addendum to Agreement Between Advanced Technology             Previously filed with
              Center of Southeastern Pennsylvania and Material              July 31, 1997 S-1
              Technology, Inc. is incorporated by reference from Exhibit
              10.5 of Material Technology, Inc.'s S-1 Registration
              Statement, File No. 33-83526.
              ------------------------------------------------------------
       10.11  Shareholder Agreement Between Tensiodyne Corporation,         Previously filed with
              Variety Investments, Ltd. and Countryman Investments, Ltd.    July 31, 1997 S-1
              is incorporated by reference from Exhibit 10.7 of Material
              Technology, Inc.'s S-1 Registration Statement, File No. 33-
              83526 which became effective on January 19, 1996.
              ------------------------------------------------------------
       10.12  Agreement and Plan of Reorganization By and Between           Previously filed with
              Tensiodyne Corporation, Pegasus Technologies, Inc. and        July 31, 1997 S-1
              Lloyd and E. Anne Eisenhower and Doug Froom is
              incorporated by reference from Exhibit 2.1 of Material
              Technology, Inc.'s S-1 Registration Statement, File No. 33-
              83526 which became effective on January 19, 1996.
              ------------------------------------------------------------
       10.13  Settlement Agreement and Modification to Agreement and        Previously filed with
              Plan of Reorganization is incorporated by reference from      July 31, 1997 S-1
              Exhibit 2.3 of Material Technology, Inc.'s S-1 Registration
              Statement, File No. 33-83526 which became effective on
              January 19, 1996.
              ------------------------------------------------------------
       10.14  Equipment Loan Agreement between Tensiodyne and the           Previously filed with
              University of Pennsylvania is incorporated by reference from  July 31, 1997 S-1
              Exhibit 10.8 of Material Technology, Inc.'s S-1 Registration
              Statement, File No. 33-83526 which became effective on
              January 19, 1996.
              ------------------------------------------------------------
          27  Financial Data Schedule                                       F-28
------------  ------------------------------------------------------------  ------------------------

    b.   Reports  on  From  8-K  -  none.

    c.   Financial  Statements  -  attached.

                                   SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATERIAL  TECHNOLOGY,  INC.

By:  /s/  Robert  M.  Bernstein
    ------------------------
        Robert  M.  Bernstein,  President

Date:   March  26,  1999

Pursuant to the requirements of the Securities Exchanges Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/  Robert  M.  Bernstein
    ------------------------------
          Robert  M.  Bernstein,
          President, Director, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Date:   March  26,  1999

By:  /s/  Joel  Freedman
    ------------------------------
          Joel  Freedman,  Secretary  and  Director

Date:  March  26,  1999

By:  /s/  John  Goodman
    ------------------------------
          John  Goodman,  Director

Date:   March  26,  1999

                 MATERIAL TECHNOLOGIES, INC.
                (A Development Stage Company)
                    FINANCIAL STATEMENTS

                        Contents
                        --------
                                             Page
                                             ----
Independent Auditors' Report                 F-1

Balance Sheets                               F-3

Statements of Operations                     F-5

Statements of Comprehensive Loss             F-6

Statement of Stockholders' Equity (Deficit)  F-7

Statements of Cash Flows                     F-12

Notes to Financial Statements                F-14

                          Independent Auditors' Report


Board  of  Directors
Material  Technologies,  Inc.
Los  Angeles,  California


We have audited the accompanying balance sheets of Material Technologies, Inc., (A Development Stage Company) as of December 31, 1997 and 1998, and the related statements of operations, com-prehensive income (loss), stockholders' equity (deficit), and cash flows, for the years ended December 31, 1996, 1997, and 1998 and for the period from January 1, 1991 through December 31, 1998. These financial statements are the responsibility of the Company's management.

Our responsibility is to express an opinion on these financial statements based on our audits. State-ments of operations and cash flows for the period from October 21, 1983 (inception) through Decem-ber 31, 1990, (with the exception of 1989 which was unaudited) were audited by other auditors whose reports dated on various dates, expressed unqualified opinions including an explanatory paragraph, as discussed in Note 4, regarding the Company's ability to continue as a going concern.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the fi-nancial position of Material Technologies, Inc. as of December 31, 1997 and 1998, and the results of its operations, its comprehensive loss, and its cash flows for the years ended December 31, 1996, 1997, and 1998 and for the period from January 1, 1991 through December 31, 1998, in conformity with generally accepted accounting principles.


Jonathon  P.  Reuben,
Certified  Public  Accountant
Torrance,  California
February  25,  1999

                     MATERIAL TECHNOLOGIES, INC.
                    (A Development Stage Company)
                           BALANCE SHEETS

                     ASSETS

                                    December  31,
                                   1997      1998
                                 --------  --------
CURRENT ASSETS
  Cash and Cash Equivalents      $  2,451  $     20
  Accounts Receivable              62,332   202,737
  Reimbursement Receivable         50,000         -
  Employee Advance                  1,500     1,500
                                 --------  --------
    TOTAL CURRENT ASSETS          116,283   204,257
                                 --------  --------

FIXED ASSETS
  Property and Equipment, Net
    of Accumulated Depreciation    95,227     2,712
                                 --------  --------

OTHER ASSETS
  Investments                      55,200     8,219
  Intangible Assets, Net of
    Accumulated Amortization       18,679    16,690
  Refundable Deposit                1,868     1,868
                                 --------  --------

    TOTAL OTHER ASSETS             75,747    26,777
                                 --------  --------

    TOTAL ASSETS                  287,257   233,746
                                 ========  ========

           See accompanying notes and independent accountants' report.

                              MATERIAL TECHNOLOGIES, INC.
              See accompanying notes and independent accountants' report.
                                    BALANCE SHEETS

                       LIABILITIES AND STOCKHOLDERS'  (DEFICIT)

                                                                   December  31,
                                                                1997          1998
                                                            ------------  ------------
CURRENT LIABILITIES
  Legal Fees Payable                                        $   103,757   $   149,453
  Consulting Fees Payable                                        67,778       101,669
  Accounting Fees Payable                                        11,825        23,308
  Other Accounts Payable                                          5,283        17,334
  Accrued Payroll Taxes                                          24,269        25,197
  Loan Payable - Officer                                        118,863        73,177
  Loans Payable-Others                                           68,807        46,273
                                                            ------------  ------------

TOTAL CURRENT LIABILITIES                                       400,582       436,411

 Payable on Research and Development
   Sponsorship                                                  218,000       257,240
Notes Payable - Other                                                --        25,527
                                                            ------------  ------------

    TOTAL LIABILITIES                                           618,582       719,178
                                                            ------------  ------------

REDEEMABLE PREFERRED STOCK
 Class B Preferred Stock, $.001 Par Value Authorized 510
   Shares, Outstanding 15 Shares at December 31, 1997;
   Redeemable at $10,000 Per Share After January 31, 2002       150,000             -
                                                            ------------  ------------

STOCKHOLDERS'  (DEFICIT)
 Common Stock, $.001 Par Value, Authorized 30,000,000
   Shares, Outstanding 5,787,000 Shares at December 31,
   1997, 10,061,897 Shares at  December 31, 1998                  5,787        10,062
 Class B Common Stock, $.001 Par Value, Authorized
   100,000 Shares, Outstanding 60,000 Shares                         60            60
 Class A Preferred, $.001 Par Value, Authorized 900,000
   Shares Outstanding 350,000 Shares                                350           350
 Additional Paid in Capital                                   2,436,445     2,996,664
 Less Notes and Subscriptions Receivable - Common Stock         (14,720)      (14,720)
 Deficit Accumulated During the Development Stage            (2,964,447)   (3,486,067)
 Unrealized Holding Gain on Investment Securities                55,200         8,219
                                                            ------------  ------------

TOTAL STOCKHOLDERS' (DEFICIT)                                  (481,325)     (485,432)
                                                            ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                   287,257       233,746
                                                            ============  ============

           See accompanying notes and independent accountants' report.

                                        MATERIAL TECHNOLOGIES, INC.
                                       (A Development Stage Company)

                                          STATEMENTS OF OPERATIONS

                                                                                           From Inception
                                                                                         (October 21, 1983)
                                                                                               Through
                                                      1996        1997         1998       December 31, 1998
                                                   ----------  ----------  ------------  -------------------
REVENUES
  Sale of Fatigue Fuses                            $       _   $       _   $         _   $           64,505
  Sale of Royalty Interests                                _           _             _              198,750
  Income from Research and Development Contracts           _     336,410       374,324            1,423,314
  Test Services                                            _           _             _               10,870
                                                   ----------  ----------  ------------  -------------------
TOTAL REVENUES                                             _     336,410       374,324            1,697,439
                                                   ----------  ----------  ------------  -------------------

COSTS AND EXPENSES
  Research and Development                            10,700      78,409       252,257            1,838,962
  General and Administrative                         472,486     435,222       807,013            3,392,743
                                                   ----------  ----------  ------------  -------------------
TOTAL COSTS AND EXPENSES                             483,186     513,631     1,059,270            5,231,705
                                                   ----------  ----------  ------------  -------------------
INCOME (LOSS) FROM OPERATIONS                       (483,186)   (177,221)     (684,946)          (3,534,266)
                                                   ----------  ----------  ------------  -------------------

OTHER INCOME (EXPENSE)
  Expense Reimbursed                                  12,275      11,037             _                4,510
  Interest Income                                      2,427           8             8               39,503
  Miscellaneous Income                                     _           _             _               25,145
  Loss on Sale of Equipment                                _           _             _              (12,780)
  Settlement of Teaming Agreement                          _           _             _               50,000
  Litigation Settlement                                    _           _            _               18,095
  Modification of Royalty Agreement                        _           _        (7,332)              (7,332
  Gain on Foreclosure                                      _      18,697             _               18,697
  Gain on Sale of Stock                               17,750      13,901       171,450              203,101
                                                   ----------  ----------  ------------  -------------------
TOTAL OTHER INCOME                                    32,452      43,643       164,126              338,939
                                                   ----------  ----------  ------------  -------------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY              (450,734)   (133,578)     (520,820)          (3,195,327)
ITEMS AND PROVISIONS FOR INCOME TAXES
PROVISION FOR INCOME TAXES                                 _           _          (800)              (7,800)
                                                   ----------  ----------  ------------  -------------------
  NET INCOME (LOSS) BEFORE
EXTRAORDINARY ITEMS                                 (450,734)   (133,578)     (521,620)          (3,203,127)
EXTRAORDINARY ITEMS
  Forgiveness of Debt                                      _           _             _             (289,940)
  Utilization of Operating Loss Carry Forward              _           _             _                7,000
                                                   ----------  ----------  ------------  -------------------
NET INCOME (LOSS)                                   (450,734)   (133,578)     (521,620)          (3,486,067)
                                                   ==========  ==========  ============  ===================

NET SHARE DATA
  INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                  $     (0.05)
  Extraordinary Items                                                                _
                                                                           ------------
  NET (LOSS) PER SHARE                                                     $     (0.05)
                                                                           ============
COMMON SHARES OUTSTANDING                                                   10,061,897
                                                                           ============

           See accompanying notes and independent accountants' report.

                                          MATERIAL TECHNOLOGIES, INC.
                                         (A Development Stage Company)
                                        STATEMENTS OF COMPREHENSIVE LOSS

                                                                                           From Inception
                                                                                         (October 21, 1983)
                                                                                               Through
                                                  1996           1997         1998        December 31, 1998
                                              ------------  -------------  ----------  ------------------------
NET LOSS                                      $  (450,734)  $   (133,578)  $(521,620)  $            (3,486,067)

Other Comprehensive Income (Loss) Net of Tax
Unrealized Gains on Securities                     55,200         55,200       8,219                      8219
                                              ------------  -------------  ----------  ------------------------

  Comprehensive Loss                          $  (395,534)  $    (78,378)  $(513,401)               (3,477,848)
                                              ============  =============  ==========  ========================

           See accompanying notes and independent accountants' report.

                                              MATERIAL TECHNOLOGIES, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                            CLASS A           CLASS B
                                            COMMON STOCK          CLASS B COMMON        PREFERRED STOCK   PREFERRED STOCK
                                      ----------------------  ----------------------  --------------------  ------------
                                         SHARES                  SHARES                 SHARES                 SHARES
                                      OUTSTANDING    AMOUNT   OUTSTANDING    AMOUNT   OUTSTANDING  AMOUNT   OUTSTANDING
                                      ------------  --------  ------------  --------  -----------  -------  ------------

Initial Issuance of Common Stock
  October 21, 1983                          2,408   $     2             -   $     -             -  $     -            -
Adjustment to Give Effect
   to Recapitalization on
  December 15, 1986
Cancellation of Shares                     (2,202)       (2)            -         -             -        -            -
                                      ------------  --------  ------------  --------  -----------  -------  ------------

                                              206         -             -         -             -        -            -
Balance - October 21, 1983
Shares Issued By Tensiodyne
  Corporation in Connection
  with Pooling of Interests                42,334        14             -         -             -        -            -
Net (Loss), Year Ended
 December 31, 1983                              -         -             -         -             -        -            -
                                      ------------  --------  ------------  --------  -----------  -------  ------------

Balance, January 1, 1984                   42,540        14             -         -             -        -            -
Capital Contribution                            -        28             -         -             -        -            -
Issuance of Common Stock                    4,815         5             -         -             -        -            -
Costs Incurred in Connection
  with Issuance of Stock                        -         -             -         -             -        -            -
Net (Loss), Year Ended
 December 31, 1984                              -         -             -         -             -        -            -
                                      ------------  --------  ------------  --------  -----------  -------  ------------

Balance, January 1, 1985                   47,355        47             -         -             -        -            -
Shares Contributed Back
  to Company                                 (315)       (0)            -         -             -        -            -
Capital Contribution                            -         -             -         -             -        -            -
Sale of 12,166 Warrants at
  $1.50 Per Warrant                             -         -             -         -             -        -            -
Shares Canceled                            (8,758)       (9)            -         -             -        -            -
Net (Loss), Year Ended
 December 31, 1985                              -         -             -         -             -        -            -
                                      ------------  --------  ------------  --------  -----------  -------  ------------

Balance, January 1, 1986                   38,282        38             -         -             -        -            -
Net (Loss), Year Ended
 December 31, 1986                              -         -             -         -             -        -            -
                                      ------------  --------  ------------  --------  -----------  -------  ------------

Balance, January 1, 1987                   38,282        38             -         -             -        -            -
Issuance of Common Stock upon
  Exercise of Warrants                        216         -             -         -             -        -            -
Net (Loss), Year Ended
 December 31, 1987                              -         -             -         -             -        -            -
                                      ------------  --------  ------------  --------  -----------  -------  ------------

Balance, January 1, 1988                   38,498        38             -         -             -        -            -
Issuance of Common Stock
Sale of Stock (Unaudited)                   2,544         3             -         -             -        -            -
Services Rendered (Unaudited)               3,179         3             -         -             -        -            -
Net (Loss), Year Ended
  December 31, 1988 (Unaudited)                 -         -             -         -             -        -            -
                                      ------------  --------  ------------  --------  -----------  -------  ------------

Balance, January 1, 1989 (Unaudited)       44,221        44             -         -             -        -            -
Issuance of Common Stock
Sale of Stock                               4,000         4             -         -             -        -            -
Services Rendered                          36,000        36             -         -             -        -            -
Net (Loss), Year Ended
 December 31, 1989                              -         -             -         -             -        -            -
                                      ------------  --------  ------------  --------  -----------  -------  ------------

Balance, January 1, 1990                   84,221        84             -         -             -        -            -
Issuance of Common Stock
Sale of Stock                               2,370         2             -         -             -        -            -
Services Rendered                           6,480         7             -         -             -        -            -
Net Income, Year Ended
 December 31, 1990                              -         -             -         -             -        -            -
                                      ------------  --------  ------------  --------  -----------  -------  ------------

Balance January 1, 1991                    93,071        93             -         -             -        -            -
Issuance of Common Stock
Sale of Stock                                 647         1             -         -       350,000      350            -
Services Rendered                           4,371         4             -         -             -        -            -
Conversion of Warrants                         30         -
Conversion of Stock                        (6,000)       (6)       60,000        60             -        -            -
Net (Loss), Year Ended
 December 31, 1991                              -         -             -         -             -        -            -
                                      ------------  --------  ------------  --------  -----------  -------  ------------

Balance January 1, 1992                    92,119        92        60,000        60       350,000      350            -
Issuance of Common Stock
Sale of Stock                              20,000        20             -         -             -        -            -
Services Rendered                           5,400         5             -         -             -        -            -
Conversion of Warrants                      6,000         6             -         -             -        -            -
Sale of Class B Stock                           -         -        60,000        60             -        -            -
Issuance of Stock to
  Unconsolidated Subsidiary                 4,751         5             -         -             -        -            -
Conversion of Stock                         6,000         6       (60,000)      (60)            -        -            -
Cancellation of Shares                     (6,650)       (7)            -         -             -        -            -
Net (Loss), Year Ended
 December 31, 1992                              -         -             -         -             -        -            -
                                      ------------  --------  ------------  --------  -----------  -------  ------------

Balance January 1, 1993                   127,620       127        60,000        60       350,000      350            -
Issuance of Common Stock
Licensing Agreement                        12,500        13             -         -             -        -            -
Services Rendered                          67,030        67             -         -             -        -            -
Warrant Conversion                         56,000        56             -         -             -        -            -
Cancellation of Shares                    (31,700)      (32)            -         -             -        -            -
Net (Loss) for Year Ended
 December 31, 1993                              -         -             -         -             -        -            -
                                      ------------  --------  ------------  --------  -----------  -------  ------------

Balance January 1, 1994                   231,449       231        60,000        60       350,000      350            -

Adjustment to Give Effect
  to Recapitalization on
 February 1, 1994                          30,818        31             -         -             -        -            -
Issuance of Shares for
Services Rendered                         223,000       223             -         -             -        -            -
Sale of Stock                           1,486,112     1,486             -         -             -        -           15
Issuance of Shares for
the Modification of Agreements             34,000        34             -         -             -        -            -
Net (Loss) for the Year
Ended December 31, 1994                         -         -             -         -             -        -            -
                                      ------------  --------  ------------  --------  -----------  -------  ------------

Balance January 1, 1995                 2,005,380     2,005        60,000        60       350,000      350           15

Issuance of Common Stock
  in Consideration for
  Modification of Agreement               152,500       153             -         -             -        -            -
Net (Loss) for the Year
Ended December 31, 1995 -                       -         -             -         -             -        -            -
                                      ------------  --------  ------------  --------  -----------  -------  ------------

Balance January 1, 1996                 2,157,880     2,157        60,000        60       350,000      350           15

Issuance of Shares for
  Services Rendered                       164,666       165             -         -             -        -            -
Sale of Stock                              70,000        70             -         -             -        -            -
Issuance of Shares for
  the Modification of Agreements          250,000       250             -         -             -        -            -
Cancellation of Shares Held
  in Treasury                             (62,000)      (62)            -         -             -        -            -
Net (Loss) for the Year
  Ended December 31, 1996                       -         -             -         -             -        -            -
                                      ------------  --------  ------------  --------  -----------  -------  ------------

Balance January 1, 1997                 2,580,546     2,580        60,000        60       350,000      350           15


Sale of Stock                             100,000       100             -         -             -        -            -
Conversion of Indebtedness                800,000       800             -         -             -        -            -
Class A Common Stock Issued
in Cancellation of $372,000
Accrued Wages Due Officer               1,499,454     1,500             -         -             -        -            -
Issuance of Shares for
Services Rendered                         247,000       247             -         -             -        -            -
Adjustment to Give Effect
to Recapitalization on
9-Mar-97                                  560,000       560             -         -             -        -            -
Net (Loss) for the Year
Ended December 31, 1997                         -         -             -         -             -        -            -

                                        5,787,000     5,787        60,000        60       350,000      350           15
Shares Issued in Cancellation
of Indebtedness                         2,430,000     2,430             -         -             -        -            -
Conversion of Options                     500,000       500             -         -             -        -            -
Issuance of Shares for
Services Rendered                       1,121,617     1,122             -         -             -        -            -
Shares Issued in Cancellation
of Redeemable Preferred Stock              50,000        50             -         -             -        -          (15)
Shares Returned to Treasury
and Canceled                             (560,000)     (560)            -         -             -        -            -
Modification  of Royalty Agreement        733,280       733             -         -             -        -            -
Net (Loss) for the Year
Ended December 31, 1998                         -         -             -         -             -        -            -

                                       10,061,897   $10,062        60,000   $    60       350,000  $   350            -
                                      ============  ========  ============  ========  ===========  =======  ============


                                        CLASS B
                                    PREFERRED STOCK
                                                    CAPITAL IN       DEFICIT ACCUMU-
                                                   EXCESS OF PAR    LATED DURING THE
                                        AMOUNT         VALUE        DEVELOPMENT STAGE
                                      ----------  ---------------  -------------------

Initial Issuance of Common Stock
  October 21, 1983                    $       -   $        2,498   $                -
Adjustment to Give Effect
   to Recapitalization on
  December 15, 1986
Cancellation of Shares                        -               (2)                   -
                                      ----------  ---------------  -------------------

                                              -            2,496                    -
Balance - October 21, 1983
Shares Issued By Tensiodyne
  Corporation in Connection
  with Pooling of Interests                   -            4,328                    -
Net (Loss), Year Ended
 December 31, 1983                            -                -               (4,317)
                                      ----------  ---------------  -------------------

Balance, January 1, 1984                      -            6,824               (4,317)
Capital Contribution                          -           21,727                    -
Issuance of Common Stock                      -           10,695                    -
Costs Incurred in Connection
  with Issuance of Stock                      -           (2,849)                   -
Net (Loss), Year Ended
 December 31, 1984                            -                -              (21,797)
                                      ----------  ---------------  -------------------

Balance, January 1, 1985                      -           36,397              (26,114)
Shares Contributed Back
  to Company                                  -                -                    -
Capital Contribution                          -          200,555                    -
Sale of 12,166 Warrants at
  $1.50 Per Warrant                           -           18,250                    -
Shares Canceled                               -                9                    -
Net (Loss), Year Ended
 December 31, 1985                            -                -             (252,070)
                                      ----------  ---------------  -------------------

Balance, January 1, 1986                      -          255,211             (278,184)
Net (Loss), Year Ended
 December 31, 1986                            -                -              (10,365)
                                      ----------  ---------------  -------------------

Balance, January 1, 1987                      -          255,211             (288,549)
Issuance of Common Stock upon
  Exercise of Warrants                        -           27,082                    -
Net (Loss), Year Ended
 December 31, 1987                            -                -              (45,389)
                                      ----------  ---------------  -------------------

Balance, January 1, 1988                      -          282,293             (333,938)
Issuance of Common Stock
Sale of Stock (Unaudited)                     -          101,749                    -
Services Rendered (Unaudited)                 -           70,597                    -
Net (Loss), Year Ended
  December 31, 1988 (Unaudited)               -                -             (142,335)
                                      ----------  ---------------  -------------------

Balance, January 1, 1989 (Unaudited)          -          454,639             (476,273)
Issuance of Common Stock
Sale of Stock                                 -            1,996                    -
Services Rendered                             -           17,964                    -
Net (Loss), Year Ended
 December 31, 1989                            -                -              (31,945)
                                      ----------  ---------------  -------------------

Balance, January 1, 1990                      -          474,599             (508,218)
Issuance of Common Stock
Sale of Stock                                 -           59,248                    -
Services Rendered                             -           32,393                    -
Net Income, Year Ended
 December 31, 1990                            -                -              133,894
                                      ----------  ---------------  -------------------

Balance January 1, 1991                       -          566,240             (374,324)
Issuance of Common Stock
Sale of Stock                                 -          273,335                    -
Services Rendered                             -           64,880                    -
Conversion of Warrants                                         -
Conversion of Stock                           -                -                    -
Net (Loss), Year Ended
 December 31, 1991                            -                -             (346,316)
                                      ----------  ---------------  -------------------

Balance January 1, 1992                       -          904,455             (720,640)
Issuance of Common Stock
Sale of Stock                                 -           15,980                    -
Services Rendered                             -           15,515                    -
Conversion of Warrants                        -           14,994                    -
Sale of Class B Stock                         -           14,940                    -
Issuance of Stock to
  Unconsolidated Subsidiary                   -           71,659                    -
Conversion of Stock                           -                -                    -
Cancellation of Shares                        -                7                    -
Net (Loss), Year Ended
 December 31, 1992                            -                -             (154,986)
                                      ----------  ---------------  -------------------

Balance January 1, 1993                       -        1,037,550             (875,626)
Issuance of Common Stock
Licensing Agreement                           -            6,237                    -
Services Rendered                             -           13,846                    -
Warrant Conversion                            -          304,943                    -
Cancellation of Shares                        -           (7,537)                   -
Net (Loss) for Year Ended
 December 31, 1993                            -                -             (929,900)
                                      ----------  ---------------  -------------------

Balance January 1, 1994                       -        1,355,039           (1,805,526)

Adjustment to Give Effect
  to Recapitalization on
 February 1, 1994                             -          385,393                    -
Issuance of Shares for
Services Rendered                             -                -                    -
Sale of Stock                           150,000           23,300                    -
Issuance of Shares for
the Modification of Agreements                -              (34)                   -
Net (Loss) for the Year
Ended December 31, 1994                       -                -             (377,063)
                                      ----------  ---------------  -------------------

Balance January 1, 1995                 150,000        1,763,698           (2,182,589)

Issuance of Common Stock
  in Consideration for
  Modification of Agreement                   -                -                    -
Net (Loss) for the Year
Ended December 31, 1995 -                     -                -             (197,546)
                                      ----------  ---------------  -------------------

Balance January 1, 1996                 150,000        1,763,698           (2,380,135)

Issuance of Shares for
  Services Rendered                           -           16,301                    -
Sale of Stock                                 -          173,970                    -
Issuance of Shares for
  the Modification of Agreements              -             (250)                   -
Cancellation of Shares Held
  in Treasury                                 -         (154,538)                   -
Net (Loss) for the Year
  Ended December 31, 1996                     -                -             (450,734)
                                      ----------  ---------------  -------------------

Balance January 1, 1997                 150,000        1,799,181           (2,830,869)


Sale of Stock                                 -           99,900                    -
Conversion of Indebtedness                    -          165,200                    -
Class A Common Stock Issued
in Cancellation of $372,000
Accrued Wages Due Officer                     -          370,500                    -
Issuance of Shares for
Services Rendered                             -            2,224                    -
Adjustment to Give Effect
to Recapitalization on
9-Mar-97                                      -             (560)                   -
Net (Loss) for the Year
Ended December 31, 1997                       -                -             (133,578)

                                        150,000        2,436,445           (2,964,447)
Shares Issued in Cancellation
of Indebtedness                               -          167,570                    -
Conversion of Options                         -          124,500                    -
Issuance of Shares for
Services Rendered                             -          111,040                    -
Shares Issued in Cancellation
of Redeemable Preferred Stock          (150,000)         149,950                    -
Shares Returned to Treasury
and Canceled                                  -              560                    -
Modification  of Royalty Agreement                         6,599                    -
Net (Loss) for the Year
Ended December 31, 1998                       -                -             (521,620)

                                      $       -   $    2,996,664   $       (3,486,067)
                                      ==========  ===============  ===================

                                         MATERIAL TECHNOLOGIES, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENT OF CASH FLOWS

                                                                                            From Inception
                                                                                          (October 21, 1983)
                                                                                           Through December
                                                         1996        1997        1998          31, 1998
                                                      ----------  ----------  ----------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                   $(450,734)  $(133,578)  $(521,620)  $       (3,486,067)
                                                      ----------  ----------  ----------  -------------------
  Adjustments to Reconcile Net Income (Loss) to
  Net Cash Provided  (Used) by Operating Activities
     Depreciation and Amortization                        4,931       4,779       4,889              169,383
     Bad Debts                                                -           -      50,000               50,000
     Gain on Sale of Securities                         (17,750)          -    (171,450)            (189,200)
     Charge off of Deferred Offering Costs                    -       5,000           -               36,480
     Charge off Long-lived Assets due to Impairment           -           -      92,919               92,919
     Gain on Foreclosure                                            (18,697)          -              (18,697)
     Modification of Royalty Agreement                        -           -       7,332                7,332
     (Increase) Decrease in  Receivables                      -    (113,832)   (140,405)            (254,237)
     (Increase) Decrease in Prepaid Expenses             (1,472)      1,793           -                  321
     Loss on Sale of Equipment                                -           -           -               12,780
     Issuance of Common  Stock for Services              16,467       2,470     112,162              410,597
     Issuance of Common  Stock for Agreement                  -           -           -                  152
 Modifications
     Forgiveness of Indebtedness                              -           -           -              165,000
    Increase (Decrease) in Accounts
       Payable and Accrued Expenses                     238,957      32,376     104,049              688,960
    Interest Accrued on Notes Payable                    17,681      11,266      50,658               90,475
    Increase in Research and Development
       Sponsorship Payable                                    -      29,505           -              218,000
    (Increase) in Note for Litigation Settlement         (2,092)          -           -              (25,753)
    (Increase) in Deposits                                    -           -           -               (2,189)
                                                      ----------  ----------  ----------  -------------------
    TOTAL ADJUSTMENTS                                   256,722     (45,340)    110,154            1,452,323
                                                      ----------  ----------  ----------  -------------------
        NET CASH PROVIDED (USED) BY
        OPERATING ACTIVITIES                           (194,012)   (178,918)   (411,466)          (2,033,744)
                                                      ----------  ----------  ----------  -------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds From Sale of Equipment                            -           -           -               10,250
   Purchase of Property and Equipment                         -           -      (3,304)            (229,413)
   Proceeds from Sale of Securities                      17,750           -     261,450              279,200
   Purchase of Securities                                     -           -     (90,000)             (90,000)
   Proceeds from Foreclosure                                         44,450           -               44,450
   (Increase) in Other Assets                                 -           -           -              (69,069)
   Payment for License Agreement                              -           -           -               (6,250)
                                                      ----------  ----------  ----------  -------------------
       NET CASH PROVIDED (USED) BY
      INVESTING ACTIVITIES                               17,750      44,450     168,146              (60,832)
                                                      ----------  ----------  ----------  -------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of Common Stock Net of Offering Costs      174,040     100,000     125,000              957,319
    Costs incurred in Offering                                -           -           -              (31,480)
    Sale of Common Stock Warrants                             -           -           -               18,250
    Sale of Preferred Stock                                   -           -           -              258,500
    Sale of Redeemable Preferred Stock                        -           -           -              150,000
    Capital Contributions                                     -           -           -              301,068
    Payment on Proposed Reorganization                   (5,000)          -           -               (5,000)
    Loans  From  Officers                                43,250     119,000     150,500              625,807
    Repayments to Officer                               (64,676)    (79,659)    (34,611)            (344,532)
    Increase in Loan Payable-Others                      25,000           -           -              164,664
                                                      ----------  ----------  ----------  -------------------

           See accompanying notes and independent accountants' report.

                                         MATERIAL TECHNOLOGIES, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENT OF CASH FLOWS

                                                                                                  From Inception
                                                                                                (October 21, 1983)
                                                                                                      Through
                                                                 1996       1997       1998      December 31, 1998
                                                               ---------  ---------  ---------  -------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      $172,614   $139,341   $240,889   $        2,094,596
                                                               ---------  ---------  ---------  -------------------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                       (3,648)     4,873     (2,431)                  20
BEGINNING BALANCE  - CASH AND
      CASH EQUIVALENTS                                         $  1,226     (2,422)     2,451                    -
                                                               ---------  ---------  ---------  -------------------
ENDING BALANCE  - CASH AND CASH
     EQUIVALENTS                                                 (2,422)     2,451         20                   20
                                                               =========  =========  =========  ===================

SUPPLEMENTAL INFORMATION:

   A. Definition of Cash and Cash Equivalents

      For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three
       Months or less are  considered to be cash equivalents.

   B. Interest and Income Taxes Paid

      Interest Paid During Period                                 2,000      2,500      2,500
                                                               =========  =========  =========
      Income Taxes Paid                                               -          -          -
                                                               =========  =========  =========

C.  Non  Cash  Investing  and  Financing  Activities

During  1996,  the Company issued 250,000 shares of its Class A Common stock in consideration for cancellation of a
2.5%  royalty  interest  in  the  Company's  Fatigue  Fuse.

During  1996,  a  unrelated  third  party  assigned  his  interest in a $55,000 loan owed him by the Company to the
Company's  President.

During  1997, the Company issued 1,499,454 shares of Common Stock to its President in exchange for the cancellation of  accrued  salary  due  him  in  the  amount  of  $372,000.

During  1997,  the  Company  issued  520,000  shares of Common Stock to the Company's President when he converted a convertible  note.

During  1997,  the  Company  issued  280,000  shares  of  Common Stock to a third party through the conversion of a convertible  note.

During  1998, the Company issued 2,430,000 shares of Common Stock to its President in exchange for the cancellation of  $170,000  of  indebtedness.

During  1998,  the  Company issued 733,280 shares of Common Stock in exchange for the reduction of a royalty on the fatigue  fuse  from  20%  to  5%.  The  Company valued the shares issued at $7,332 which was charged to operations.

During  1998,  the  Company  issued 50,000 shares of Common Stock in exchange for the cancellation of  the $150,000 redeemable  preferred  stock.

           See accompanying notes and independent accountants' report.

NOTE  1  -  ORGANIZATION

Material Technologies, Inc. (the "Company") was organized on March 4, 1997, under the laws of the state of Delaware.

On  March  9,  1997, the Company's Board of Directors authorized the issuance of
5,560,000 of its Common Stock to Material Technology, Inc. ("Matech 1") in exchange for all of Matech 1's op-erations including all of its assets and the assumption of all of Matech 1's liabilities.

The formation of this subsidiary and related to transfer of assets and liabilities is in connection with a February 17, 1997 Stock Purchase Agreement among Matech 1, Montpilier Holdings, Inc., SecurFone America, Inc. and the Company's President. Under this agreement, the parties effected a reverse merger of SecurFone into Matech 1 immediately after the distribution of this Company's stock to the shareholders of Matech 1. A schedule of the assets and liabilities ac-quired is as follows:

                                     ASSETS

Prepaid  Expenses                $   6,472
Property  &  Equipment  -  Net      98,016
Licensing  Agreement  and
Patents                             20,669
Notes  Receivable                   25,753
    Other  Assets                   57,389
                                  --------
                                 $ 208,299
                                   =======
Liabilities
Bank  Overdraft                  $   2,422
Payables  and  Other
   Accrued  Expenses               180,536
Accrued  Salaries
    -  Officer                     372,000
Loans  Payable  -  Officer          56,846
Loans  Payable  -  Other            57,627
Note  Payable  on
Licensing  Agreement               188,495
                                   -------
                                   857,926

Redeemable  Preferred
   Stock                            150,000
                                    -------

Liabilities  in  Excess
  of  Assets  Transferred        $(799,627)
                                 ==========


NOTE  1  -  ORGANIZATION  (CONTINUED)

The amounts reflected above are the balances reflected in Matech 1's audited balance sheet as of December 31, 1996, adjusted to take into effect the conversion of certain loans due a share-holder and the Company's President as discussed further in Notes 8 and 13. Management has determined that the activity between this balance sheet date and the actual date of transfer is immaterial.

For financial reporting purposes, the above transaction was treated as a recapitalization. There-fore, the assets and liabilities transferred have been recorded at historical cost.

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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

a.  Property  and  Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the re-lated assets. Depreciation is computed on the straight-line method for financial reporting purposes and for income tax reporting purposes.

b.  Intangible  Assets

Intangibles are amortized on the straight-line method over periods ranging from 5 to 20 years (see Note 5).

c.  Net  Loss  Per  Share

Net  loss  per  share  is  computed  pursuant  to  SAB  Topic  1.B.2.

d.  Persuasiveness  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE  2  -SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

e)     Fair  Value  of  Financial  Instruments

     The Company estimates the fair value of its financial instruments at their current carrying amounts.

f)     Concentration  of  Credit  Risk

Currently, the Company's only source of income comes from its sub-contracts for EFS re-search with United States Air Force contractors. The Company believes these contracts will continue throughout 1999.

NOTE  3  -  RECEIVABLE  FROM  MONTPILIER  HOLDINGS,  INCA

Under the original terms of the merger agreement with Montpilier Holding, Inc. as discussed in Note 1, the Company was owed $50,000 which was secured by 560,000 shares of the Com-pany's common stock. The receivable was due in October 1998. Montpelier gave notice that it could not pay the $50,000 and surrendered the 560,000 shares back to the Company. These shares were returned to the Company's treasury and subsequently canceled.

NOTE  4  -  INTANGIBLES

                                 Period of            December 31,
                                Amortization       1997         1998
                                ------------  --------------  ---------

Patent Costs                        17 Years  $      28,494   $ 28,494
Organization Costs                   5 Years          9,076      9,076
License Agreement                   20 Years          6,250      6,250
     (See Note 7)
                                                     43,820     43,820
Less Accumulated Amortization                       (25,141)   (27,130)
                                              --------------  ---------

                                              $      18,679   $ 16,690
                                              ==============  =========

Amortization charged to operations for 1996, 1997, and 1998, were $1,989, $1,990 and $1,989, respectively.

NOTE  5  -  LITIGATION  SETTLEMENT

On October 26, 1992, the Company agreed to an out-of-court settlement resulting from impro-prieties by its chief technical consultant, who was also an officer and director. The settlement resulted in a return from the individual of 5,650 shares of the Company's common stock, a re-turn of 600 warrants to purchase 600 shares of common stock, and a promissory note for $50,000 secured by a mortgage interest on the individual's residence.

As of December 31, 1996, the note was in default due to the failure by the individual to maintain insurance on the property and to pay property taxes. During 1997, the Company foreclosed on the property and then sold it. The proceeds received from the sale net of related costs and attor-ney's fees amounted to approximately $44,450. The company realized a net gain from the fore-closure of approximately $18,697.

NOTE  6  -  LICENSE  AGREEMENT

The Company has entered into a license agreement with the University of Pennsylvania regard-ing the development and marketing of the Electrochemical Fatigue Sensor. The Sensor is de-signed to measure electrochemically the status of a structure without knowing the structure's past loading history. The Company is in the initial stage of developing the Sensor.

Under the terms of the agreement the Company issued to the University 12,500 shares of its common stock, and a 5% royalty on sales of the product. The
Company valued the licensing agreement at $6,250. Under the terms of the agreement, the license terminates upon the expira-tion of the underlying patents, unless sooner terminated as provided in the agreement. The Company is amortizing the license over 20 years.

In addition to entering into the licensing agreement, the Company also agreed to sponsor the de-velopment of the Sensor. Under the Sponsorship agreement, the Company agreed to reimburse the University development costs totaling approximately $200,000 which was to be paid in 18 monthly installments of $11,112. Pursuant to the terms of the agreement, the Company reim-bursed the University $10,000 in 1996 for the cost it incurred in the prosecution and mainte-nance of its patents relating to the Electrochemical Fatigue Sensor.

The Company and the University have agreed to modify the terms of the licensing agreement and related obligation. The terms of the modified agreements include an increase in the Univer-sity's royalty to 7% of the sale of related products, the issuance of additional shares of the Com-pany's Common Stock to equal 5% of the outstanding stock of the Company as of the effective date of the modified agreements, and to pay to the University 30% of any amounts raised by the Company in excess of $150,000 (excluding amounts received on government grants or con-tracts) up to the amount owed to the University.

The parties agreed that the balance owed on the Sponsorship Agreement is $200,000 and com-mencing June 30, 1997, the balance due will accrue interest at a rate of 1.5% per month until the loan matures on December 16, 2001, when the loan balance and accrued interest becomes fully due and payable. In addition, under the agreement, Mr. Bernstein agreed to limit his compensa-tion from the Company to $150,000 per year until the loan and accrued interest is fully paid. In-terest charged to operations for 1997 and 1998, relating to this obligation was $18,000 and $39,240, respectively. The balance of the note at December 31, 1997, and 1998, was $218,000 and $257.240, respectively,

NOTE  7  -  PROPERTY  AND  EQUIPMENT

The  following  is  a  summary  of  property  and  equipment:

                                 December 31,
                             1997        1998
                          ----------  -----------
Office Equipment          $  14,345   $   21,890
Remote Monitoring system     97,160           --
Manufacturing Equipment     100,067      100,067
                          ----------  -----------
                            211,572      121,957
     Less: Accumulated
     Depreciation          (116,345)    (119,245)
                          ----------  -----------
                          $  95,227   $    2,712
                          ==========  ===========

Depreciation charged to operations was $2,942, and $2,789, and $2,900, in 1996, 1997, and 1998, respectively. The useful lives of office equipment for the purpose of computing deprecia-tion is five years. Management will commence depreciating its manufacturing equipment upon the commencement of the manufacturing of its products.

The Company's equipment has been pledged as collateral on the agreement with Advanced Technology Center (See Note 11(b)).

The Company has entered into an agreement dated April 1, 1993, with the University of Penn-sylvania acting through the Laboratory for Research on the Structure of Matter ("LRSM") to loan certain manufacturing equipment to the LRSM for instructional and research related pur-poses for a period of 5 years, beginning December 1, 1992, and ending December 1, 1997.

In 1998, the Company had determined that based upon its current research and development program, the cost basis of the Remote Monitoring system was severely impaired. The Company determined that the system had no value and charged its full cost of $97,160 to operations.

NOTE  8  -  NOTES  PAYABLE

On May 27, 1994, the Company borrowed $25,000 from Mr. Sherman Baker, a current share-holder. The loan is evidenced by a promissory note which is assessed interest at major bank prime rate. The Company has pledged its patents as collateral against this loan.

As additional consideration for the loan, the Company granted to Mr. Baker, a 1% royalty inter-est in the Fatigue Fuse and a 0.5.% royalty interest in the Electrochemical Fatigue Sensor. The Company has not placed a value on the royalty interest granted. The balance due on this loan as of December 31, 1997, and 1998, was $35,218, and $38,211, respectively. Interest charged to operations for 1996, 1997, and 1998 was $3,189, and $2,759, and $2,993,
respectively.

The Company did not pay any amounts due on this note when it matured on May 26, 1996, and the note is in default.

In October 1996, the Company borrowed $25,000 from an unrelated third party. Under the terms of the promissory note, the loan was assessed interest at an annual rate of 10% and ma-tured on October 15, 1998. The Company renegotiated the terms of the loan. Under the revised terms, the note is assessed interest at a rate of 11% per annum commencing January 1, 1999, and matures on October 15, 2000. In addition the Company issued warrants to the lender for the purchase of 2,500 shares of the Company's common stock at a price of $1.00 per share. Interest charged to operations on this loan in 1996, 1997, and 1998, was $527, and $2,500, and $2,500, respectively.

NOTE  9  -  INCOME  TAXES

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

An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will materialize.

As of December 31, 1998, the Company has unused operating loss carryforwards, which may provide future tax benefits in the amount of approximately $1,792,000 which expire in various years throughout 2018.

NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES

The  Company's  commitments  and  contingencies  are  as  follows:

a. On December 24, 1985, in order to provide funding for research and development related to the Fatigue Fuse, the Company entered into various agreements with the Tensiodyne 1985-I R & D Partnership. These agreements were amended on October 9, 1989, and under the re-vised terms, obligated the Company to pay the Partnership a royalty of 10% of future gross sales. The Company's obligation to the Partnership is limited to the capital contributed to it by its partners in the amount of approximately $912,500 and accrued interest.

b. On August 30, 1986, the Company entered into a funding agreement with the Advanced Technology Center ("ATC"), whereby ATC paid $45,000 to the Company for the purchase of a royalty of 3% of future gross sales and 6% of sublicensing revenue. The royalty is lim-ited to the $45,000 plus an 11% annual rate of return. At December 31, 1997, and 1998, the future royalty commitment was limited to $149,630 and $166,089, respectively.

The payment of future royalties is secured by equipment used by the Company in the devel-opment of technology as specified in the funding agreement.

c. On May 4, 1987, the Company entered into a funding agreement with ATC, whereby ATC provided $63,775 to the Company for the purchase of a royalty of 3% of future gross sales and 6% of sublicensing revenues. The agreement was amended August 28, 1987, and as amended, the royalty cannot exceed the lesser of
(1) the amount of the advance plus a 26% annual rate of return or, (2) total royalties earned for a term of 17 years.

At December 31, 1997, and 1998, the total future royalty commitments, including the accu-mulated 26% annual rate of return, was limited to approximately $684,488, and $862,454, respectively. The future royalties are secured by the Company's patents, products, and ac-counts receivable, which may be related to technology developed with the funding.

d. In 1994, the Company issued to Variety Investments, Ltd. of Vancouver, Canada ("Variety"), a 22.5% royalty interest on the Fatigue Fuse in consideration for the cash advances made to the Company by Variety.

In December 1996, in exchange for the issuance by the Company of 250,000 shares of its Common Stock, Variety reduced its royalty interest to 20%.

In 1998, in exchange for the issuance by the Company of 733,280 shares of its Common Stock, Variety reduced its royalty interest to 5%.

e. Under an agreement which was effective February 2, 1994, Tensiodyne Corporation, the Company's former parent, was obligated to provide $5,100,000 in financing to the Company.

NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

During 1994, the Company received $150,000 under this agreement in exchange for the is-suance of 7,560 shares of its common stock and 15 shares of its Redeemable Class B Pre-ferred Stock. The $150,000 has been classified for financial purposes as Redeemable Pre-ferred Stock.

In 1998, the Company issued 50,000 shares of its Common Stock in exchange for the can-cellation of the redeemable preferred stock.

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

The shares received were subject to restrictions imposed under SEC Rule 144. As of De-cember 31, 1997, the restrictions imposed by SEC Rule 144 are lifted, but due to the limited market in which to sell the Tensiodyne stock, it is impractical to estimate the full value of the obligation owed the Company by Tensiodyne.

f. The Company entered into an agreement with an unrelated third party for providing the idea of pursuing government contracts for to fund development of the Company's technologies, under which he would receive Common Stock equal to 2.5% of the number of shares out-standing as of the date a government contracts are signed, 15% of the amount of the respective government contracts, and an appointment to the Company's Board of Directors. Funds due him are to be paid only when such funds become available to the Company.

The Company's obligation is created on the date the government contract are signed. Under the agreement with this individual, the amounts due will be evidenced by a promissory note bearing interest at major bank prime.

NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

The Agreement contains anti-dilution provisions relating to the shares to be issued which expire once $50,000 is paid. The Company's obligation to have this person as a Director ex-pires once all amounts due are paid. The contingent amount due has been personally guar-anteed by the Company's President and is secured by the Company's patents. The personal guarantee expires upon the individual receiving $100,000.

In 1998, in accordance with the agreement, the Company issued 244,427 shares of its com-mon stock to the individual.

g. As discussed in Note 9, the Company granted a 1% royalty interest in the Company's Fa-tigue Fuse and a .5% royalty interest in its Electrochemical Fatigue Sensor to Mr. Sherman Baker as part consideration on a $25,000 loan made by Mr. Baker to the Company.

A summary of royalty interests which the Company has granted and are outstanding as of December 31, 1998, follows:

                                    Fatigue Fatigue
                                    Fuse    Sensor
                                   -------  -------
Tensiodyne 1985-1 R&D Partnership     --*       --
Advanced Technology Center
  Future Gross Sales               6.00%*       --
  Sublicensing Fees                 -- **       --
Variety Investments, LTD             5.00%      --
University of Pennsylvania
   Net Sales of Licensed Products      --     7.00%
   Net Sales of Services               --     2.50%
Sherman Baker                        1.00%    0.50%
                                   -------  -------
                                    12.00%   10.00%
                                   =======  =======

* Royalties limited to specific rates of return as discussed in Notes 11(a) and (b) above.

**     The  Company  granted  12%  royalties  on sales from sublicensing.  These royalties are also limited to specific rates of return as discussed in Note 11(b) and (c) above.

                           MATERIAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

h)     Operating  Leases

The Company leases its existing office under a noncancelable lease, which expires on May 31, 1999.

NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Rental expense charged to operations for the years ended December 31, 1996, 1997, and 1998 was approximately $29,017, $28,137, and $22,632, which consisted solely of mini-mum rental payments.

In addition to rent, the Company is obligated to pay property taxes, insurance, and other re-lated costs associated with the leased office.

NOTE  11  -  INVESTMENTS

As discussed in Note 10, the Company acquired 6,625,000 of Class A Common Stock of Ten-siodyne Corporation. During 1996, the Company received approximately $17,750 through the sale of 50,000 shares of Tensiodyne Corporation stock.

Due to the share's limited market, the Company believed that the actual proceeds it would de-rive from their sale at December 31, 1997, would be far lower then its computed value. The Company believed that the decline in value is other than temporary, Therefore, it has valued these shares at $55,200.

In 1998, the Board of Shareholders' of Tensiodyne authorized two reverse stock splits which re-duced the total shares owned by the Company to 65,750. These shares were valued at December 31, 1998, at their market value of $8,219.

NOTE  12  -  STOCKHOLDERS'  EQUITY

a.  Warrants

On August 10, 1994, the Company granted 994,500 Warrants to Mr. Robert Bernstein, 170,000 Warrants to Mr. Joel Freedman, and 535,500 Warrants to certain preferred share-holders. Each Warrant entitled the registered holder to purchase one share of Common Stock of the Company for $.50. On December 15, 1995, the Company's Board of Directors extended the expiration date of the Warrants from August 22, 1996 to August 22, 1999.

At the dates of the original grant and subsequent extension, the exercise price was greater than market value, therefore, no compensation costs were recognized. On July 31, 1997, all warrants were canceled.

On  June  25,  1998,  the  Company granted 1,800,000  Warrants  to  Robert  A.
Bernstein  and  200,000   Warrants  to  Joel  Freedman.  Each  warrant
purchases 1 share of the Company's common stock at a price of $.50 per share. The warrants expire on June 30, 2002. On November 6, 1998, the Company's Board reduced the purchase price to $.10 a share.

b.   Common  Stock

The holders of the Company's Common Stock are entitled to one vote per share of common stock held.

c.  Class  B  Common  Stock

The holders of the Company's Class B Common Stock are not entitled to dividends, nor are they entitled to participate in any proceeds in the event of a liquidation of the Company. However the holders are entitled to 500 votes for each share of Class B Common held.

d.  Class  A  Preferred  Stock

During 1991, the Company sold to a group of 15 individuals 2,585 shares of $100 par value preferred stock and warrants to purchase 2,000 shares of common stock for a total consid-eration of $258,500.

In the Company's 1994 spin off, these shares were exchanged for 350,000 shares of the Company's Class A Convertible Preferred Stock and 300,000 shares of its Common Stock. The holders of these shares have a liquidation preference to receive out of assets of the Company, an amount equal to $.72 per one share of Class A Preferred Stock. Such amounts shall be paid upon all outstanding shares before any payment shall be made or any assets distributed to the holders of the common stock or any other stock of any other series or class ranking junior to the Shares as to dividends or assets.

These shares are convertible to shares of the Company's common stock at a conversion price of $.72 ("initial conversion price") per share of Class A Preferred Stock which will be ad-justed depending upon the occurrence of certain events. The holders of these preferred shares shall have the right to vote and cast that number of votes which the holder would have been entitled to cast had such holder converted the shares immediately prior to the record date for such vote.

The holders of these shares shall participate in all dividends declared and paid with respect to the Common Stock to the same extent had such holder converted the shares immediately prior to the record date for such dividend.

e.     Issuances  Involving  Non-cash  Consideration

All issuances of the Company's stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable. The majority of the non-cash considera-tion received pertains to services rendered by consultants and others.

NOTE  13  -  TRANSACTIONS  WITH  MANAGEMENT

a. On December 10, 1992, the Company issued to Mr. Robert M. Bernstein, the President of the Company, 60,000 shares of the Company's Class B common stock. In exchange for the stock, Mr. Bernstein executed a five-year non-interest-bearing note for $15,000. The Note is non-recourse as the only security pledged for the obligation was the stock purchased.

b. During 1993, Mr. Bernstein exercised warrants to purchase 56,000 shares of the Company's common stock. Pursuant to the resolution on April 12, 1993, adjusting the per share amount from $10.00 to $2.50, Mr. Bernstein paid $560 and executed two five year non-interest bearing notes to the Company for $124,500 and $14,940. The Note is non-recourse as the only security pledged for the obligation was the stock purchased.

c. On February 28, 1994, the Company authorized the issuance of 10,000 shares of Common Stock to Mr. Bernstein for past services.

d. In March 1994, Mr. Bernstein advanced the Company $48,750 of which $12,000 was can-celed in exchange for the issuance of 1,200,000 shares of the Company's Common Stock. Of these shares purchased, Mr. Bernstein sold 420,000 shares for $4,200 to Joel Freedman and certain preferred shareholders.

e. In 1994, the president and a director of the Company purchased 278,550 shares of the Com-pany's common stock for $2,786.

f. In 1995, the Company's Board of Directors amended the Company's By-laws increasing the number of Directors from 2 to 3, and establishing an advisory board consisting of 7 people.

The Company authorized the issuance of 58,000 shares of its Common Stock to the new board member and authorized the issuance of 20,000 shares of its Common Stock to each member of the advisory board. Each member must serve on the advisory board for at least 2 years or will have to return the issued shares back to the Company.

g. On June 12, 1995, $108,000 of the total advances made by the Company's President to the Company was converted into an interest-bearing loan.

The loan is assessed interest at Mellon Bank, N.A. prime lending rate and is convertible into 520,000 shares of the Company's Common Stock on a pro rata basis. The loan matures in five years and the conversion of the $108,000 or any portion thereof can occur any time prior to maturity.

In March 1997, the President converted the balance owed him into 520,000 shares of Com-mon Stock.

NOTE  13  -  TRANSACTIONS  WITH  MANAGEMENT  (CONTINUED)

h. In 1995, the Company forgave $154,600 on an obligation due from the Company's President in consideration for the President returning 62,000 shares of the Company's Common Stock to the Company's Treasury.

i. During 1996, the Company's President advanced the Company approximately $43,250. During 1996, the Company paid back to the President approximately $64,676.

j. In 1996, the Company issued the President 62,000 shares of its Common Stock for services.

k. During 1997, the President advanced $119,000 of which $79,659 was repaid. In the past, the Company only paid the President interest on his convertible note. All other loans were made interest free. In 1998, the Company's board of directors authorized the Company to pay the President interest on all amounts due him as of January 1, 1997, and on any future loan activity at an annual rate of 10%.

     The total amounts owed the president of the Company as of December 31, 1997 and 1998 amounted to $118,863 and $73,177, respectively. The amount of accrued interest charged to operations on the President's loans in 1996, 1997, 1998, was $9,430, and $7,978, and $8,425, respectively.

l. During 1997, the Company canceled the approximately $372,000 of accrued salary owed the Company's President in exchange for issuing to him 1,499,454 shares of the Company's Common Stock.

m. In August, 1997, the Company's board of directors signed a resolution recognizing the Company's extreme dependence on the experience, contacts, and efforts of Mr. Bernstein and authorized to pay him a salary of $150,000 a year since 1991. Mr. Bernstein will receive the compensation at such time as the board has determined that the Company has profited from. Mr. Bernstein's efforts in regards to the Company receiving substantial funding, the licensing of its technology, the selling of its technology, the Company's merger with another company, or otherwise profiting in a substantial manner. The amount which would be due to Mr. Bernstein as of December 31, 1998, had the board so declared, is approximately $557,583. This amount represents the difference between the $150,000 a year and the com-pensation actually accrued during the year 1991 through 1997.

n     In  1998,  the Company issued 2,430,000 shares of its common stock to  Mr.
Bernstein  in  ex-change  for  the  cancellation  of  $170,000  of indebtedness.

o. In 1998, the Company issued to a Director 302,190 shares of its common stock for consult-ing services valued at $30,219

NOTE  14  -  STOCK  OPTION  PLAN

In 1998, the Company formed the 1998 stock option plan where 1,700,000 shares were reserved under the plan. Under the plan, the Company in 1998 issued 500,000 shares of common stock in consideration for receiving $125,000 and issued an additional 575,000 for consulting services.

NOTE  15  -  SUBSEQUENT  EVENTS

In February 1999, the Company entered into an agreement whereby it converted $66,666 of in-debtedness owed to a consultant in exchange for the issuance of 175,000 shares of restricted common stock and a warrant to purchase up to an additional 175,000 shares of common stock at a price of $2.50 a share. The warrant expires on February 1, 2002.