Form 10-Q
period 1999-03-31
MATERIAL TECHNOLOGIES INC /CA/
filed 1999-05-13
CIK 1036668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended: March 31, 1999          Commission file number: 33-23617

                           MATERIAL TECHNOLOGIES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                   95-4622822
    -------------------------------                  --------------------
    (State or other jurisdiction of                    (IRS  Employer
     incorporation or organization)                  identification  No.)


                          11661  San Vicente Boulevard
                                    Suite 707
                       Los  Angeles,  California  90049
                    ---------------------------------------
                    (address of principal executive offices)
                                (Zip Code) 90064


                                 (310)  208-5589
                    ---------------------------------------
               (Registrant's telephone number including area code)

           Securities Registered pursuant to Section 12(g) of the Act:

                                     Common
                                     ------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.    Yes  X   No
                                                       ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this form 10-K. [ ]

     The aggregate market value of the voting stock held by Non-affiliates of the registrant at May 1, 1999 was $2,271,124.

     Documents  incorporated  by  reference-None.

                                      INDEX



                                                                          PAGE
                                                                         ------

Part  1.  Financial  Statements

     Balance  Sheets                                                      3 - 4

     Statements  of  Operations  -
        First Quarter Ended March 31, 1998 and 1999 and from
        the Company's inception (October 21, 1983) through
               March  31,  1999                                               5

     Statements  of  Cash  Flows
        First Quarter Ended March 31, 1998 and 1999 and from
        the  Company's  inception (October 21, 1983) through
               March  31,  1999                                           6 - 7

     Notes  to  Financial  Statements                                         8

     Management's  Discussion  and  Analysis                                  9

Part  2.  Other  Information                                                 10


MATERIAL  TECHNOLOGIES,  INC.
(A  Development  Stage  Company)
BALANCE  SHEETS
-----------------------------------------------------------------------------

ASSETS

                                          December 31,          March 31.
                                            1998                 1999
                                      -----------------  --------------------
(Unaudited)
  CURRENT ASSETS
    Cash and Cash Equivalents. . . .  $              20  $             71,422
    Accounts Receivable. . . . . . .            202,737               162,969
    Employee Advance . . . . . . . .              1,500                 1,500
                                      -----------------  --------------------

      TOTAL CURRENT ASSETS . . . . .            204,257               235,891
                                      -----------------  --------------------

  FIXED ASSETS
    Property and Equipment, Net
        of Accumulated Depreciation.              2,712                 1,987
                                      -----------------  --------------------

  OTHER ASSETS
     Intangible Assets, Net of
        Accumulated Amortization . .             16,690                16,193
    Investments. . . . . . . . . . .              8,219                 8,219
    Refundable Deposit . . . . . . .              1,868                 1,868
                                      -----------------  --------------------

      TOTAL OTHER ASSETS . . . . . .             26,777                26,280
                                      -----------------  --------------------

      TOTAL ASSETS . . . . . . . . .  $         233,746  $            264,158
                                      =================  ====================


MATERIAL  TECHNOLOGIES,  INC.
(A  Development  Stage  Company)
BALANCE  SHEETS
---------------------------------------------------------------------------------------------------------------

                                                                          December 31,          March 31.
                                                                             1998                 1999
                                                                      ------------------  ---------------------
                                                                                               (Unaudited)

LIABILITIES AND STOCKHOLDERS'  (DEFICIT)
  CURRENT LIABILITIES
    Legal Fees Payable . . . . . . . . . . . . . . . . . . . . . . .  $         149,453   $            121,983
    Consulting Fees Payable. . . . . . . . . . . . . . . . . . . . .            101,669                 20,401
    Accounting Fees Payable. . . . . . . . . . . . . . . . . . . . .             23,308                 28,188
    Other Accounts Payable . . . . . . . . . . . . . . . . . . . . .             17,334                 42,803
    Accrued Expenses . . . . . . . . . . . . . . . . . . . . . . . .             25,197                 19,286
    Loan Payable - Officer . . . . . . . . . . . . . . . . . . . . .             73,177                109,516
    Loan Payable-Others. . . . . . . . . . . . . . . . . . . . . . .             46,273                 47,434
                                                                      ------------------  ---------------------

      TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . .            436,411                389,611

    Payable on Research and
       Development Sponsorship . . . . . . . . . . . . . . . . . . .            257,240                266,240
    Notes Payable - Other. . . . . . . . . . . . . . . . . . . . . .             25,527                 25,000
                                                                      ------------------  ---------------------

      TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . .            719,178                680,851
                                                                      ------------------  ---------------------

  STOCKHOLDERS' EQUITY (DEFICIT)
    Class A Common Stock, $.001 Par Value, Authorized 10,000,000
       Shares, Outstanding 10,061,897 at December 31, 1998, and
       10,236,897 shares at March 31, 1999 . . . . . . . . . . . . .             10,062                 10,237
    Class B Common Stock, $.001 Par Value, Authorized 100,000
       Shares, Outstanding 60,000 Shares . . . . . . . . . . . . . .                 60                     60
     Class A Preferred, $.001 Par Value, Authorized  900,000 Shares
       Outstanding 350,000 Shares. . . . . . . . . . . . . . . . . .                350                    350
    Additional Paid in Capital . . . . . . . . . . . . . . . . . . .          2,996,664              3,063,156
    Less Notes Receivable - Common Stock . . . . . . . . . . . . . .            (14,720)               (14,720)
    Deficit Accumulated During the Development Stage . . . . . . . .         (3,486,067)            (3,483,995)
    Unrealized Holding Gain on Investment Securities . . . . . . . .              8,219                  8,219
                                                                      ------------------  ---------------------

    TOTAL STOCKHOLDERS' (DEFICIT). . . . . . . . . . . . . . . . . .           (485,432)              (416,693)
                                                                      ------------------  ---------------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
         (DEFICIT) . . . . . . . . . . . . . . . . . . . . . . . . .  $         233,746   $            264,158
                                                                      ==================  =====================

                             See accompanying notes


MATERIAL  TECHNOLOGIES,  INC.
(A  Development  Stage  Company)
STATEMENTS  OF  OPERATIONS
-----------------------------------------------------------------------------------------------------------------------------

                                                                                                   From Inception
                                                       For the Three Months Ended                (October 21, 1983)
                                                               March 31,                               Through
                                                        1998                  1999                  March 31, 1999
                                                 -----------------  ----------------------  ---------------------------------
                                                    (Unaudited)          (Unaudited)                   (Unaudited)
 REVENUES
  Sale of Fatigue Fuses . . . . . . . . . . . .  $              -   $                   -   $                         64,505
  Sale of Royalty Interests . . . . . . . . . .                 -                       -                            198,750
  Research and Development Revenue. . . . . . .            96,744                 198,860                          1,622,174
  Test Services . . . . . . . . . . . . . . . .                 -                       -                             10,870
                                                 -----------------  ----------------------  ---------------------------------
    TOTAL REVENUES. . . . . . . . . . . . . . .            96,744                 198,860                          1,896,299
                                                 -----------------  ----------------------  ---------------------------------

COSTS AND EXPENSES
  Research and Development. . . . . . . . . . .            28,202                   8,077                          1,847,039
  General and Administrative. . . . . . . . . .           100,611                 192,373                          3,585,116
                                                 -----------------  ----------------------  ---------------------------------
    TOTAL COSTS AND EXPENSES. . . . . . . . . .           128,813                 200,450                          5,432,155
                                                 -----------------  ----------------------  ---------------------------------
    INCOME (LOSS) FROM OPERATIONS . . . . . . .          (128,813)                 (1,590)                        (3,535,856)
                                                 -----------------  ----------------------  ---------------------------------

OTHER INCOME (EXPENSE)
  Expense Reimbursed. . . . . . . . . . . . . .                 -                       -                              4,510
  Interest Income . . . . . . . . . . . . . . .                 -                      66                             39,569
  Gain on Sale of  Stock. . . . . . . . . . . .                 -                   4,396                            207,497
  Miscellaneous Income. . . . . . . . . . . . .                 -                       -                             25,145
  Loss on Sale of Equipment . . . . . . . . . .                 -                       -                            (12,780)
  Gain on Foreclosure . . . . . . . . . . . . .                 -                       -                             18,697
  Modification of Royalty Agreement . . . . . .                                                                       (7,332)
  Settlement of Teaming Agreement . . . . . . .                 -                       -                             50,000
  Litigation Settlement . . . . . . . . . . . .                 -                       -                             18,095
                                                 -----------------  ----------------------  ---------------------------------
    TOTAL OTHER INCOME. . . . . . . . . . . . .                 -                   4,462                            343,401
                                                 -----------------  ----------------------  ---------------------------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEMS AND PROVISION FOR INCOME TAXES. . . . .           (32,069)                  2,872                         (3,192,455)
PROVISION FOR INCOME TAXES. . . . . . . . . . .                 -                    (800)                            (8,600)
                                                 -----------------  ----------------------  ---------------------------------
    NET INCOME (LOSS) BEFORE
      EXTRAORDINARY ITEMS . . . . . . . . . . .           (32,069)                  2,072                         (3,201,055)
 EXTRAORDINARY ITEMS
  Forgiveness of Debt . . . . . . . . . . . . .                 -                       -                           (289,940)
  Utilization of Operating  Loss Carry forward.                 -                       -                              7,000
                                                 -----------------  ----------------------  ---------------------------------
    NET INCOME (LOSS) . . . . . . . . . . . . .  $        (32,069)                  2,072                         (3,483,995)
                                                 =================  ======================  =================================

PER SHARE DATA
  Income (Loss) Before Extraordinary Item . . .                          $         0.0002
  Extraordinary Items . . . . . . . . . . . . .                                        --
                                                                          -----------------
    NET INCOME (LOSS) . . . . . . . . . . . . .                          $         0.0002
                                                                          =================
  COMMON SHARES OUTSTANDING . . . . . . . . . .                                10,236,897
                                                                          =================

                             See accompanying notes


MATERIAL  TECHNOLOGIES,  INC.
(A  Development  Stage  Company)
STATEMENTS  OF  CASH  FLOWS
--------------------------------------------------------------------------------------------------------------

                                                                                             From Inception
                                                          For the Three Months Ended        (October 21, 1983)
                                                                   March 31,                     Through
                                                            1998               1999           March 31, 1999
                                                      -----------------  -----------------  ------------------
                                                         (Unaudited)        (Unaudited)        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss). . . . . . . . . . . . . . . . .  $        (32,069)  $          2,072   $      (3,483,995)
                                                      -----------------  -----------------  ------------------
  Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided
    (Used) by Operating Activities
  Depreciation and Amortization. . . . . . . . . . .             1,195              1,222             170,605
  Bad Debts. . . . . . . . . . . . . . . . . . . . .            50,000
  Gain on Sale of Securities . . . . . . . . . . . .                 -             (4,396)           (193,596)
  Charge off of Deferred Offering Costs. . . . . . .                 -                  -              36,480
  Charge off of Long-lived Assets due to Impairmant.                 -                  -              92,919
  Modification of Royalty Agreement. . . . . . . . .                 -                  -               7,332
  Gain on Foreclosure. . . . . . . . . . . . . . . .                 -                  -             (18,697)
  (Increase) Decrease in Accounts Receivable . . . .            25,392             39,768            (214,469)
  (Increase) in Employee Advances. . . . . . . . . .              (848)                 -                   -
  (Increase) Decrease in Prepaid Expense . . . . . .                 -                  -                 321
  Loss on Sale of Equipment. . . . . . . . . . . . .                 -                  -              12,780
  Issuance of Common  Stock for Services . . . . . .                 -                  -             410,597
  Issuance of Stock for Agreement Modification . . .                 -                  -                 152
  Forgiveness of Indebtedness. . . . . . . . . . . .                 -                  -             165,000
  Increase (Decrease) in Accounts
    Payable and Accrued Expenses . . . . . . . . . .           (21,811)           (18,321)            670,639
  Interest Accrued on Note Payable . . . . . . . . .             5,059             12,661             103,136
  Increase in Research and Development
     Sponsorship Payable . . . . . . . . . . . . . .                 -                  -             218,000
  (Increase) in Note for Litigation Settlement . . .                 -                  -             (25,753)
  (Increase) in Deposits . . . . . . . . . . . . . .                 -                  -              (2,189)
                                                      -----------------  -----------------  ------------------
    TOTAL ADJUSTMENTS. . . . . . . . . . . . . . . .             8,987             30,934           1,483,257
                                                      -----------------  -----------------  ------------------
  NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES. . . . . . . . . . . . . . .           (23,082)            33,006          (2,000,738)
                                                      -----------------  -----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds From Sale of Equipment. . . . . . . . . .                 -                  -              10,250
  Purchase of Property and Equipment . . . . . . . .                 -                  -            (229,413)
  Proceeds from Sale of Securities . . . . . . . . .                 -              4,396             283,596
  Purchase of Securirties. . . . . . . . . . . . . .                 -                  -             (90,000)
  Proceeds from Foreclosure. . . . . . . . . . . . .                 -                  -              44,450
  (Increase) in Other Assets . . . . . . . . . . . .                 -                  -             (69,069)
  Payment for License Agreement. . . . . . . . . . .                 -                  -              (6,250)
                                                      -----------------  -----------------  ------------------

  NET CASH PROVIDED (USED) BY
   INVESTING ACTIVITIES. . . . . . . . . . . . . . .                 -              4,396             (56,436)
                                                      -----------------  -----------------  ------------------

See accompanying notes


MATERIAL  TECHNOLOGIES,  INC.
(A  Development  Stage  Company)
STATEMENTS  OF  CASH  FLOWS
-----------------------------------------------------------------------------------------------------------------

                                                                                              From Inception
                                                       For the Three Months Ended          (October 21, 1983)
                                                      March 31,            March 31,             Through
                                                        1998                 1999             March 31, 1999
                                                  ------------------  -------------------  ----------------------
                                                     (Unaudited)          (Unaudited)           (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Common Stock Net of Offering Costs  $                -  $                -   $             957,319
  Costs incurred in Offering . . . . . . . . . .                   -                   -                 (31,480)
  Sale of Common Stock Warrants. . . . . . . . .                   -                   -                  18,250
  Sale of Preferred Stock. . . . . . . . . . . .                   -                   -                 258,500
  Sale of Redeemable Preferred Stock . . . . . .                   -                   -                 150,000
  Capital Contributions. . . . . . . . . . . . .                   -                   -                 301,068
  Proceeds from Note Payable . . . . . . . . . .                   -                   -                  (5,000)
  Loans  From  Officers. . . . . . . . . . . . .              49,000              50,000                 675,807
  Repayments to Officer. . . . . . . . . . . . .                   -             (16,000)               (360,532)
  Increase in Loan Payable-Others. . . . . . . .                   -                   -                 164,664
                                                  ------------------  -------------------  ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:. . . . . .              49,000              34,000               2,128,596
                                                  ------------------  -------------------  ----------------------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS . . . . . . . . . . .              25,918              71,402                  71,422
BEGINNING BALANCE CASH AND
      CASH EQUIVALENTS . . . . . . . . . . . . .               2,451                  20                       -
                                                  ------------------  -------------------  ----------------------
ENDING BALANCE CASH AND CASH
    EQUIVALENTS. . . . . . . . . . . . . . . . .  $           28,369  $           71,422                 71,422
                                                  ==================  ===================  ======================

                           MATERIAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1999 and 1998 and the results of operations and cash flows for the three month periods then ended. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

                           MATERIAL TECHNOLOGIES, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS


RESULTS  OF  OPERATIONS  FOR  THE  THREE  MONTHS  ENDED  MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------

During the three month period ended March 31, 1999, the Company generated approximately $198,860 under its research and development contracts as compared to $96,744 generated during the three-month period ended March 31, 1998.

During the three month periods ended March 31, 1999 and 1998, the Company incurred approximately $8,077, and $28,202, respectively, in development costs all of which related to the above indicated contracts.

General and administration costs were $192,373 and $100,611, respectively, for the three-month periods ended March 31, 1999 and 1998. The major expenses incurred during 1999, consisted of Officer's compensation of $50,000, consulting fees of $42,050, professional fees of $26,827, interest expense of $13,347, telephone expense of $4,015, rent expense of $7,544, and travel expense of $14,663 The major expenses incurred during 1998, consisted of Officer's compensation of $22,500, consulting fees of $19,631, professional fees of $23,879, interest expense of $5,739, telephone expense of $5,876, rent expense of $4,244, and travel expense of $2,333.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

Cash and cash equivalents as of March 31, 1999 and 1998 were $71,422 and $28,369, respectively. During the first quarter of 1999, the Company received a total of $293,024 which consisted of $238,628 from its research and development contracts, $50,000 in loans from its President, and $4,396 from the sale of investment securities. Of the $293,024 received, $205,622 was used in operations and $16,000 was repaid to its President. During the first quarter of 1998, the Company received $49,000 from officer loans. Of the $49,000 borrowed, $23,082 was used in operations

     PART  II.  OTHER  INFORMATION


     ITEM  2.  CHANGES  IN  SECURITIES

          In February 1999, the Corporation issued 175,000 shares of its Class A Common Stock to a consultant in exchange for the cancellation of $66,667 of unpaid fees owed.



Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Material Technologies, Inc.
                           ---------------------------
                                   Registrant


                               /s/ Robert M. Bernstein
                               ------------------------
                                   Robert M. Bernstein, President and Chief
                                   Financial Officer