Form 10-K/A
period 1998-12-31
MATERIAL TECHNOLOGIES INC /CA/
filed 1999-08-13
CIK 1036668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10K/A
                                 Amendment No. 1
(Mark  One)
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

Class of Common Stock  No. of Shares Outstanding
                       (As of March 19, 1999)
                       --------------------------
Class A Common Stock.  10,161,897
---------------------  --------------------------
Class B Common Stock.  60,000 Shares
---------------------  --------------------------

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

Material Technologies, Inc. ("Matech"), a development stage company, which became the successor on July 31, 1997, to Material Technology, Inc.'s ("Matech 1") business, owns a certain technology referred to as the Fatigue Fuse. The Company believes the Fatigue Fuse, in its present state, is ready for commercialization in certain specified markets, but requires significant additional research and development for commercialization in other markets. Matech is also the exclusive licensee of the Electrochemical Fatigue Sensor ("EFS"), which like the Fatigue Fuse is ready for commercialization in certain specified markets, but requires significant additional research and development for commercialization in other markets. The Fatigue Fuse and the Electrochemical Fatigue Sensor are intended to measure the progression of fatigue and the status of fatigue respectively in metal structures.

DESCRIPTION  OF  TECHNOLOGIES

The  Fatigue  Fuse
------------------

The Fatigue Fuse, a relatively low cost device, is a monolithically constructed array of thin metal fingers attached to a common base. Each finger incorporates a design specific notch near the base. The notch and size and shape of the notch act as an energy concentrator for each finger. The Fuse is intimately
attached  to  the  structural  member  of  interest.   Therefore,  the  Fuse
experiences the same loading history as the structural member. The notch on each finger accelerates the fatigue process according to the design characteristics of the notch. If the notch is shaped in such a way as to concentrate large amounts of energy at a sharp point, fatigue for that finger will accelerate causing a rupture in the finger early in the finger's load history. The rupture in the finger is directly correlated to a certain point in the progression of the fatigue age of the structural member. If the notch is so shaped that energy is spread over a relatively large area of a given finger, fatigue rupture will be delayed. Its eventual rupture will take place late in the progression of fatigue age. The different rates of fatigue acceleration can be calibrated for different metal alloys and different strain spectra. Thus, by designing specific notches for an array of Fatigue Fuse fingers, it is possible to monitor the progression of fatigue age in a structural member, provided the fatigue condition of that member is known. In a brand new structure we can generally assume there is no fatigue and can thus design our Fuse for 100% of fatigue life potential. But, in the case of an existing structure, one that has experienced loading, we must determine the fatigue age of that structural member so that we can design the Fatigue Fuse to monitor the remaining fatigue life potential. The Electrochemical Fatigue Sensor is dedicated to that purpose.

Electrochemical  Fatigue  Sensor  ("EFS")
-----------------------------------------

The EFS technology consists of passing a current through the structural member at a stress point and analyzing certain electronic information. Depending on the characteristics of the information, a fatigue age determination is made.
The technique involves cleaning and then delivery of an easily ionized gel at the appropriate surface of the structural member. At the same time electrodes are inserted in the gel and an electronic signal is passed through the area of interest as it cycles through normal stress excursions. Usually associated with such inspections is difficulty with access. Stress points are very often located in difficult-to-get-at places for humans. Therefore, it has become desirable to miniaturize the process and develop a means for delivery in very inaccessible areas. The answer is borescope technology, which the Company is researching. This technology is currently in an unproven developmental state.

DEVELOPMENT  OF  TECHNOLOGIES

Status  of  the  Fatigue  Fuse

The  development  and  application  sequence for the Fatigue Fuse and EFS is (a)
Basic Research, (b) Exploratory Development, (c) Advanced Development, (d) Prototype Evaluation, (e) Application Demonstration, and (f) Commercial Sales and Service.

The Fatigue Fuse came first. The inventor, Professor Maurice Brull, conducted the Basic Research at the University of Pennsylvania. Matech conducted the Advanced Development, including variations of the adhesive bonding process and fabrication of a laboratory grade recorder for the separation events which constitute proper functioning of the Fatigue Fuse. The next step is Prototype Evaluation encompassing empirical tailoring of Fuse parameters to fit the actual spectrum loading expected in specific applications. The associated tests include both coupon specimens and full scale structural tests with attached Fuses. A prototype of a flight qualifiable operational separation event recorder was designed, fabricated, and successfully demonstrated. The next tasks will be to prepare a mathematical analysis for more efficient selection of Fuse parameters and to conduct a comprehensive test program to prove the ability of the Fuse to accurately indicate fatigue damage when subjected to realistically large variations in spectrum loading. The final tasks prior to marketing will be an even larger group of demonstration tests.

The Fatigue Fuse is at its final stages of testing and development. To begin marketing the Fuse, will take from 6 to 12 months and cost approximately
$600,000, including technical and beta testing and final development. If testing, development, and marketing are successful, management estimates Matech should begin receiving revenue from the sale of the Fatigue Fuse within a year of receiving the $600,000. Management cannot estimate the amount of revenue that may be realized from sales of the Fuse.

To date, certain organizations have included Matech's Fatigue Fuse in test programs. Already completed are tests for welded steel civil bridge members conducted at the University of Rhode Island. In 1996, Westland Helicopter, a British firm, tested the Fatigue Fuse on Helicopters. That test was successful with the legs of the Fuses failing in sequence as predicted.

Status  of  the  EFS

Electronic and data acquisition methodologies have been developed that are now considered practical for initial commercialization. The EFS currently has limitations. To obtain meaningful measurements, the process requires that at least 50% of the fatigue life has occurred. Also, the process has only been perfected for commercial use with mild and soft steels. This limits the use of EFS presently to such applications as bridges, ships, cranes, etc. Use in more exotic structures such as aircraft and turbine engines is currently precluded. Although there is a vast body of testing supporting successful use of this methodology, to date, there has not been any confirmed success in aircraft and turbine engines. No one can assure that the method will work in the field.

GOVERNMENT  FUNDING

In August 1996 the Company entered into a teaming agreement with Southwest Research Institute (SWRI) and the University of Pennsylvania (the Team) for research and development efforts. On February 25, 1997, the team was awarded a $2.5 million Phase I contract to "determine the feasibility of the EFS to improve the United States Air Force capability to perform durability assessments of military aircraft, including both air frames and engines through the application of the EFS to specific military aircraft alloys." Matech's share of this award was approximately $550,000. On June 18, 1998 the team was awarded a

$2,061,642 Phase II contract to "determine the applicability of the EFS to improve the United States Air Force capability to perform durability assessments of military aircraft, including both air frames and engines through the application of the EFS to specific military aircraft alloys. Matech's share of this award is approximately $350,000. In addition, on February 5, 1999, the Team of Matech, the U. of Pa, and Optim, Inc., a Connecticut Co. which specializes in borescope technology, with Matech as the 1st tier prime contractor, was awarded a contract of approximately $2,000,000 to develop an EFS system to detect fatigue damage in both retired for time engine components and installed military aircraft turbine engines. Matech's share is approximately $250,000.

The Company continues in its efforts to raise funds from numerous sources, including various state and federal governmental agencies and/or private or public offerings of securities. At this time, however, the Company has no firm agreements.

COMMERCIAL  APPLICATIONS  OF  THE  COMPANY'S  TECHNOLOGIES

No commercial application of Matech's products has been arranged to date, but the technology has matured to a point where it can, in the opinion of management, be applied to certain markets. Some of those that are under consideration are ships, storage tanks, cranes, and infrastructure bridges. Foremost, in the opinion of management, are infrastructure bridges. Management believes the technology is ready but there can be no assurance until the technology is successfully installed in the field and passed required testing and validation.

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

Specifically, the Company has entered into a strategic alliance with Structural Integrity Monitoring Systems ('SIMS') of Willimantic, Connecticut. The Company and SIMS are in the final stages of planning to obtain government funding to develop and demonstrate a bridge monitoring system. The Company and SIMS will each own 50% of new company to be formed and will each license its technology to that Company. The arrangement also will require the new Company to acquire certain liabilities from each company. As this plan is in its early stages, the Company can give no assurances that the new Company will be successful in its financing efforts, nor is there any assurance that the bridge monitoring system that will result from the amalgamation will be successful in the field.

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

The Company leases an office at 11661 San Vicente Boulevard, Suite 707, Los Angeles, California, 90049. The lease has a term of 24 months beginning June 1, 1997. The space consists of 830 square feet and will be adequate for the Company's current and foreseeable needs. The total rent is $40,464.00 payable at $1,868.00 per month.

Matech owns a remote monitoring system and certain manufacturing equipment which is presently being used by the University of Pennsylvania for instructional and testing purposes.

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

                     High Bid Price(1)   Low Bid Price(1)
                     -----------------  -----------------

Fourth Quarter 1997  $            2.50  $             .13
-------------------  -----------------  -----------------
First Quarter 1998.  $            2.75  $             .25
-------------------  -----------------  -----------------
Second Quarter 1998  $           2.812  $             .50
-------------------  -----------------  -----------------
Third Quarter 1998.  $           1.375  $            .593
-------------------  -----------------  -----------------
Fourth Quarter 1998  $           $1.50  $            .312
-------------------  -----------------  -----------------

(1)  All  bid  prices  were  supplied  to  the  Company  by  Smith  Barney.

On March 19, 1999, there were 441 holders of record of the Company's common stock and one holder of its Class B Common Stock.

No dividends on any of the Company's shares were declared or paid during 1998 nor are any dividends contemplated in the foreseeable future.

In August, 1993, Tensiodyne, a predecessor of the Company, entered into two agreements, a license agreement and a development agreement, with the University of Pennsylvania regarding a new invention designed to measure electrochemically the status of fatigue of a structure without knowing the structure's past loading history. Under the license agreement, 12,500 shares of Tensiodyne's common stock were issued, a 5% royalty on sales of this product was granted, and under the development agreement Tensiodyne agreed to pay $11,112 per month for 18 months, for a total payment of $200,000. As of this date, no payments have been made on this obligation. On December 17, 1997, the company and the University modified the terms of the licensing agreement and related obligation. The terms of the modified agreements include an increase in the University's royalty to 7% of the sale of related products, additional shares of the Common Stock to equal 5% of the Company's outstanding stock as of December 17, 1997, and to pay to the University 30% of any amounts the Company raises in excess of $150,000 (excluding amounts received on government grants or contracts) up to $200,000 plus interest at 1.5% per month from June 30, 1997.

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

By Unanimous Consent in lieu of the first meeting of the Board of Directors, on March 9, 1997, the Corporation authorized the issuance of the following shares:

1. On March 9, 1997, 5,560,000 shares of Common Stock to Matech 1 which later became SecurFone America, Inc. As of July 31, 1997, 5,000,000 of these shares were then distributed to the shareholders of Matech 1, including 707,911 shares under a registration statement filed with the Securities and Exchange Commission that became effective on that date. On that date Matech 1 became SecurFone America, Inc. SecurFone retained 560,000 that secured a $50,000 note to the Company. Subsequently, SecurFone defaulted on a $50,000 promissory note to the Company and forfeited its 560,000 shares which were canceled.

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

4. 15 shares of Class B preferred stock to Tensiodyne Corporation in accordance with an agreement with Tensiodyne to exchange its Class B Preferred Stock in Matech 1 for Class B Preferred Stock in the Company. Subsequently, the Company purchased these shares and canceled them. Accordingly, no Class B preferred shares are outstanding.

On September 26, 1997, the Board authorized the Corporation to issue 27,000 shares of Common Stock to Corporate Counsel, for services rendered to the Corporation.

On November 3, 1997, the Board authorized the Corporation to issue 100,000 shares of Common Stock to a consultant for services rendered to the Corporation.

On November 21, 1997, the Board authorized the Corporation to issue 100,000 shares of Common Stock to a consultant for services rendered to the Corporation.

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

On October 30, 1998, the Board authorized the Corporation to issue 50,000 shares of its Common Stock to Tensiodyne Corporation in exchange for canceling its 15 shares of Class B Preferred Stock.

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

On February 4, 1999, the Board authorized the Corporation to issue to a consultant whom the Corporation owed $66,666, 175,000 shares of Common Stock and a Warrant to purchase an additional 175,000 shares of Common Stock at $2.50 per share with an expiration date of February 1, 2002 in exchange for canceling the debt.

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

                                         Fiscal  Year  Ending  December  31,
                                 1994         1995        1996         1997        1998     Inception to
                                                                                            December 31,
                                                                                                1998
---------------------------  -----------  -----------  -----------  ----------  ----------  ------------
Net Sales                    $       --   $       --   $       --   $      --   $      --   $        --
---------------------------  -----------  -----------  -----------  ----------  ----------  ------------
Income from Research
Development Contract         $       --   $       --   $       --   $ 336,410   $ 374,324   $ 1,697,439
---------------------------  -----------  -----------  -----------  ----------  ----------  ------------
Income (Loss) from
Continued
Operations                   $ (377,063)  $ (203,849)  $ (483,186)  $(177,221)  $(549,187)  $(3,513,634)
---------------------------  -----------  -----------  -----------  ----------  ----------  ------------
Income (Loss) from
Continued Operations Per
Common Share                                                        $    (.03)  $    (.06)
---------------------------  -----------  -----------  -----------  ----------  ----------
Weighted Average
Common Shares
 Outstanding                                                        4,551,258   8,782,808
---------------------------  -----------  -----------  -----------  ----------  ----------
Total Assets                 $  184,579   $  150,692   $  208,299   $ 287,257   $ 233,746
---------------------------  -----------  -----------  -----------  ----------  ----------
Total Liabilities            $  620,375   $  783,882   $1,046,517   $ 618,582   $ 719,178
---------------------------  -----------  -----------  -----------  ----------  ----------
Redeemable Preferred
Stock                        $       --   $  150,000   $  150,000   $ 150,000   $      --
---------------------------  -----------  -----------  -----------  ----------  ----------
Total Stockholders' Equity
 (Deficit)                   $ (619,166)  $ (585,796)  $ (988,218)  $(481,325)  $(485,432)
---------------------------  -----------  -----------  -----------  ----------  ----------
Dividends                    $       --   $       --   $       --   $      --   $      --
---------------------------  -----------  -----------  -----------  ----------  ----------

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

Costs  and  Expenses
General and Administrative costs were $792,338 for 1998, $392,980 for 1997, and $453,175 for 1996. The major costs in 1998 were consulting fees of $225,953, interest expense of $53,680, officer's compenstion of $127,567, legal fees of $179,951, bad debts of $50,000, and asset impairment of $92,919.

The major costs in 1997 were legal costs of $166,102 incurred in contracting for government funds for research and development of the EFS technology and effecting the SecurFone transaction, officers' salaries of $ 90,417, consulting fees of $111,013, filing and public relations costs of $31,917 primarily for the Company's filings with the SEC relating to the SecurFone transaction, employee expenses of $27,286, travel expenses of $20,744, and rent of $28,136.88.

The major costs in 1996 were officers' salaries of $ 200,000, professional fees of $111,080, office related expenses of $45,136, travel expenses of $21,902, rent of $16,742 and consulting fees totaling $34,631. The primary increase in these expenses from 1995 resulted from the Board approving compensation of $200,000 to Robert M. Bernstein for his successful negotiation of the teaming agreement with SWRI and the University of Pennsylvania which resulted in the U.
S. Air Force awarding SWRI a $2,500,000 contract in February 1997 to conduct research on the Company's EFS technology.

Interest  expense  was  $42,242  for  1998  and  1997  and  $19,311  for  1996.

Liquidity  and  Capital  Resources

As a result of the Company's contracts with the U.S. Air Force which is providing money for research on the EFS technology, including certain overhead expenses, it appears that the Company will have sufficient funds to continue operating at least through 1999.

As reflected in the numbers below, over the past three years, to continue seeking capital and to maintain its patents, the Company was totally dependent on the willingness of the Company's President, Mr. Bernstein, and long time investors in the Company to loan the Company money or purchase additional securities from the Company. Over the next year, the Company expects to receive additional funds from U.S. Air Force. These funds, however, are not guaranteed. These funds, however, are only a beginning, the Company estimates substantial additional funds will have to be raised to complete research and development and bring its products to market. Although, Mr. Bernstein intends to continue to loan the Company funds as required while it seeks additional financing, he is under no obligation to do so. The Company does not expect to receive any additional material financing from its other long time investors.

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

Cash and cash equivalents at December 31,1997 were $2,451. During 1997, the Company received $100,000 from the sale of its common stock under the Company's 1996 Stock Option Plan. The Company's president advanced $119,000, including direct loans to the Company and payment of Company expenses, and $79,659 was repaid towards his loan account. From the proceeds received in 1997, the Company used $178,918 in its operations.

As of December 31, 1996, cash and cash equivalents were 0. During 1996, the Company received $242,290 including $170,040 for the issuance of common stock under the Company's 1996 Stock Option Plan, a $43,250 loan from the President, and a $25,000 loan from an unrelated third party. Of the $242,290 received, $64,676 repaid loans from the President, $5,000 paid legal fees in connection with the S-1 Registration Statement, and the remaining $172,614 was used in operations.

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

None.

                                    PART  III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The name, age, office, and principal occupation of the executive officers and directors of Matech and certain information relating to their business experiences are set forth below:

NAME                                    AGE          POSITION
Robert M. Bernstein. . . . . . . . . .   64  President/Chief Financial
                                             Officer, Chairman of the Board
Joel R. Freedman . . . . . . . . . . .   39  Secretary/Director
Dr. John Goodman . . . . . . . . . . .   65  Chief Engineer/Director

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

ALEXANDER M. ADELSON. Alexander M. Adelson, age 64 has thirty years as an applied physicist and businessman specializing in technical marketing matters. Since 1974, Mr. Adelson has led the Technology Resource Group of RTS Research Lab, Inc. ("RTS"). This group provides management, product development, and related marketing services to various clients with specialization in technical marketing matters. For example, RTS helped conceive and develop the first portable bar code scanner and acted as program manager for 12 years while developing two generations of portable bar code laser scanners for Symbol Technologies, Inc. Mr. Adelson holds 64 patents in the fields of optical electronics, bar code technology, automatic inspection, and medical software. Mr. Adelson serves on the board of directors of Base 10, Inc. Nocopi Technologies, Inc., and PatComm Corporation.

WILLIAM F. BALLHAUS. William F. Ballhaus, age 80, now retired, was an Aerodynamacist with Douglas Aircraft Company, a Vice President and General Manager, Nortonics Division of Northrop Aircraft, Inc., Executive Vice President of Northrop Corporation, and was President of Beckman Instruments, Inc. from 1965-1983. He is director of Republic Automotive Parts, Microbics Corp., and Nucio Industries.

ROBERT P. COOGAN. Robert P. Coogan, age 74, retired from a distinguished naval career spanning 40 years during which he held numerous posts including:
Commander U.S. Third Fleet, Commander Naval Air Force - U.S. Pacific Fleet, Commandant of Midshipmen - U.S. Naval Academy, and Chief of Staff - Commander Naval Air Force - U.S. Atlantic Fleet. From 1980 to 1991 he was with Aerojet General Company and served as Executive Vice President of Aerojet Electrosystems Co. from 1982-1991. He has his BS in Engineering from the US Naval Academy and MA in International Affairs from George Washington University.

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

RONALD W. LANDGRAF. Ronald W. Landgraf, age 59, spent 20 years in the industrial sector, first as a Material Engineer in the Micro Switch Division of Honeywell, Inc. in Freeport, Illinois, and later as a Research Scientist, Metallugy Dept., Engineering & Research Staff of Ford Motor Company in Dearborn, Michigan. In 1988, he became a Visiting Professor at Virginia Tech and in 1990, a Professor.

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

SAMUEL I. SCHWARTZ. Samuel I. Schwartz, age 49, is presently President of Sam Schwartz Co., consulting engineers, primarily in the bridge industry. Mr. Schwartz received his BS in Physics from Brooklyn College in 1969, and his Masters in Civil Engineering from the University of Pennsylvania in 1970. From February, 1986 to March, 1990, was the Chief Engineer/First Deputy Commissioner, New York City Department of Transportation and from April 1990 to the present has acted as a director of the Infrastructure Institute at the Cooper Union College, New York City, New York. From April 1990 to 1994 he was a Senior Vice President of Hayden Wegman Consulting Engineers, and is a columnist for the New York Daily News.

MYLES WILSON. Myles Wilson, age 63, is Chief Executive Officer of Specialized Executives Unlimited, a consulting and interim management firm. He received his MBA in Industrial Management and his BS in Economics and Accounting from The
Wharton  School  of  the  University of Pennsylvania.  From 1983 to 1986, he was
Vice President of Alexander's department store chain responsible for managing information systems and Chief Information Officer. From 1986 to 1989, he was a Senior Vice President of the Gimbel/Saks Fifth Avenue Corp.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Robert M. Bernstein, Chief Executive Officer of the Company filed one Form 3 in September 1998 covering transactions that occurred in April, May, and June 1998. Accordingly, three (3) of Mr. Bernstein's Form 3s were late covering a total of four (4) transactions. The Company is unaware of any other late filings or any failures to file any Form 3, 4, or 5.

ITEM  11.  EXECUTIVE  COMPENSATION

                                                   Other
Name and                                           Annual       Restricted                            All Other
Principal                                          Compen-      Stock        Options     LTIP         Compen-
Position        Year     Salary ($)    Bonus ($)   sation ($)   Awards ($)   (SARs (#)   Payout ($)   sation ($)
-------------  -------  ------------  -----------  -----------  -----------  ----------  -----------  -----------

Robert M. . .     1996  $    200,000  $        --  $        --  $  620  (1)          --  $        --  $        --
Bernstein CEO     1997  $     90,417  $        --  $        --  $ 1,500 (2)          --  $        --  $        --
                  1998  $    100,000  $        --  $        --                1,800,000  $        --  $        --

John W. . . .     1996  $      5,200  $        --  $        --  $       --           --  $        --  $        --
Goodman . . .     1997  $     24,885  $        --  $        --  $       --           --  $        --  $        --
Director and.     1998  $     20,462  $        --  $        --  $       --           --  $        --  $        --
Engineer
-------------

In 1996, Matech 1 issued 62,000 shares of Common Stock par value $.001, to Mr. Bernstein.
On July 31, 1997, Matech 1 issued 1,049,454 of Common Stock to Mr. Bernstein in exchange for $372,000 in accrued salary owed to him. In addition, the Company authorized issuing Mr. Bernstein an additional 450,000 shares of its common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AS OF DECEMBER 31, 1998

Security  Ownership  of  Certain  Beneficial  Owners

Class of             Name and Address of  Amount and Nature  Percent
Stock                Beneficial Owner     of Beneficial      of Class
                                          Ownership
-------------------  -------------------  ----------------   ---------
Common               Sherman Baker        1,077,920 Shares   10.4%
Stock                555 Turnpike St.
                     Canton, MA  02021
-------------------  -------------------  ----------------   ---------

Security  Ownership  of  Management

Class of  Name and Address of            Amount and Nature   Percent
Stock     Beneficial Owner               of Beneficial       of Class
                                         Ownership
--------- -----------------------------  -------------------  --------

Common    Robert M. Bernstein, CEO       3,232,044 Shares(1)  31.3%(1)
Stock     Suite 707
          11661 San Vicente Blvd.
          , Los Angeles, CA  90049
--------- -----------------------------  -------------------  --------
          Joel R. Freedman, Director     396,471 Shares(2)     3.8%
          1 Bala Plaza
          Bala Cynwyd, PA 19004
--------- -----------------------------  -------------------  --------
          John Goodman, Director         100,000 Shares        1.0%
          Suite 707
          11661 San Vicente Blvd.
          Los Angeles, CA 90049
--------- -----------------------------  -------------------  --------
          Directors and executive of-    3,728,515 Shares     36.1%
          ficers as a group (3 persons)
--------- -----------------------------  -------------------  --------
Class B   Robert M. Bernstein            60,000 Shares       100.00%(3)
Common    Suite 707
Stock     11661 San Vicente Blvd.
          Los Angeles, CA 90049
--------- -----------------------------  -------------------  --------

1 In addition, Mr. Bernstein has an option to purchase an additional 1,800,000 shares of Common Stock at $.10 per share.

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

In March 1998, the Board authorized the Corporation to issue a total of 2,430,000 shares of Common Stock and to exchange those shares at $.07 per share with Robert M. Bernstein for canceling $170,000 that he had lent to the Corporation. Mr. Bernstein sold part of these shares at $.07 per share to a group of preferred shareholders known as the Baker Group in accordance with a 1994 agreement between the Company, Mr. Bernstein, and that Group. The sale of the stock provided needed working capital.

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

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  AND  REPORTS  IN  FORM  8-K


a.     Exhibits.

Exhibit No.   Description                                                           Page No.
------------  ------------------------------------------------------------  -----------------------
        3(i)  Certificate of Incorporation of Material Technologies, Inc    Previously filed with S
                                                                                -1 Registration
                                                                             Statement effective on
                                                                                  July 31, 1997.
       3(ii)  Bylaws of Material Technologies, Inc                           Previously filed with
                                                                               July 31, 1997 S-1
         4.1  Class A Convertible Preferred Stock Certificate of             Previously filed with
              Designations                                                     July 31, 1997 S-1
         4.2  Class B Convertible Preferred Stock Certificate of             Previously filed with
              Designations                                                     July 31, 1997 S-1
        10.1  License Agreement Between Tensiodyne Corporation and           Previously filed with
              the Trustees of the University of Pennsylvania                   July 31, 1997 S-1
        10.2  Sponsored Research Agreement between Tensiodyne Corpo-         Previously filed with
              ration and the Trustees of the University                        July 31, 1997 S-1
        10.3  Amendment 1 to License Agreement Between Tensiodyne            Previously filed with
              Scientific Corporation and the Trustees of the University        July 31, 1997 S-1
        10.4  Repayment Agreement Between Tensiodyne Scientific Cor-         Previously filed with
              poration and the Trustees of the University                      July 31, 1997 S-1
        10.5  Teaming Agreement Between Tensiodyne Scientific Corpo-         Previously filed with
              ration and Southwest Research Institute                          July 31, 1997 S-1
        10.6  Letter Agreement between Tensiodyne Scientific Corpora-        Previously filed with
              tion, Robert M. Bernstein, and Stephen Forrest Beck and          July 31, 1997 S-1
              Handwritten modification.
        10.7  Agreement Between Tensiodyne Corporation and Ten-              Previously filed with
              siodyne 1985-1 R&D Partnership is incorporated by refer-         July 31, 1997 S-1
              ence from Exhibit 10.3 of Material Technology, Inc.'s S-1
              Registration Statement, File No. 33-83526 which became
              effective on January 19, 1996.
        10.8  Amendment to Agreement Between Material Technology,            Previously filed with
              Inc. and Tensiodyne 1985-1 R&D Partnership is incorpo-           July 31, 1997 S-1
              rated by reference from Exhibit 10.6 of Material Technology,
               Inc.'s S-1 Registration Statement, File No. 33-83526 which became effective on January 19, 1996.
        10.9  Agreement Between Advanced Technology Center of South-         Previously filed with
              eastern Pennsylvania and Material Technology, Inc. is incor-     July 31, 1997 S-1
              porated by reference from Exhibit 10.4 of Material Technol-
              ogy, Inc.'s S-1 Registration Statement, File No. 33-83526
              which became effective on January 19, 1996.

       10.10  Addendum to Agreement Between Advanced Technology              Previously filed with
              Center of Southeastern Pennsylvania and Material Technol-        July 31, 1997 S-1
              ogy, Inc. is incorporated by reference from Exhibit 10.5 of
              Material Technology, Inc.'s S-1 Registration Statement, File
              No. 33-83526.
       10.11  Shareholder Agreement Between Tensiodyne Corporation,          Previously filed with
              Variety Investments, Ltd. and Countryman Investments, Ltd.       July 31, 1997 S-1
              is incorporated by reference from Exhibit 10.7 of Material
              Technology, Inc.'s S-1 Registration Statement, File No. 33-
              83526 which became effective on January 19, 1996.
       10.12  Agreement and Plan of Reorganization By and Between Ten-      Previously filed with
              siodyne Corporation, Pegasus Technologies, Inc. and Lloyd        July 31, 1997 S-1
              and E. Anne Eisenhower and Doug Froom is incorporated by
               reference from Exhibit 2.1 of Material Technology, Inc.'s S-
              1 Registration Statement, File No. 33-83526 which became
              effective on January 19, 1996.
       10.13  Settlement Agreement and Modification to Agreement and        Previously filed with
              Plan of Reorganization is incorporated by reference from Ex-     July 31, 1997 S-1
              hibit 2.3 of Material Technology, Inc.'s S-1 Registration
              Statement, File No. 33-83526 which became effective on
              January 19, 1996.
       10.14  Equipment Loan Agreement between Tensiodyne and the           Previously filed with
              University of Pennsylvania is incorporated by reference from.    July 31, 1997 S-1
              Exhibit 10.8 of Material Technology, Inc.'s S-1 Registration
              Statement, File No. 33-83526 which became effective on
              January 19, 1996.
          27  Financial Data Schedule                                                 F-28

    b.   Reports  on  From  8-K  -  none.

    c.   Financial  Statements  -  attached.

                                   SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATERIAL  TECHNOLOGY,  INC.

By:  /s/  Robert  M.  Bernstein
     --------------------------
          Robert  M.  Bernstein,  President

Date:   March  26,  1999

Pursuant to the requirements of the Securities Exchanges Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/  Robert  M.  Bernstein
     --------------------------
          Robert  M.  Bernstein,
          President, Director, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Date:   March  26,  1999

By:  /s/  Joel  Freedman
    ------------------------
          Joel  Freedman,  Secretary  and  Director

Date:  March  26,  1999

By:  /s/  John  Goodman
     -------------------
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

Statements of Cash Flows                     F-12

Notes to Financial Statements                F-14

                          Independent Auditors' Report



Board  of  Directors
Material  Technologies,  Inc.
Los  Angeles,  California


We have audited the accompanying balance sheets of Material Technologies, Inc., (A Development Stage Company) as of December 31, 1997 and 1998, and the related statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows, for the years ended December 31, 1996, 1997, and 1998 and for the period from the Company's inception (October 21, 1983) through
 December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in All material respects, the financial position of Material Technologies, Inc. as of December 31, 1997 and 1998, and the results of its operations, its comprehensive loss, and its cash flows for the years ended December 31, 1996, 1997, and 1998 and for the period from the Company's inception (October 21, 1983) through December 31, 1998, in conformity with generally accepted accounting principles.


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

                              MATERIAL TECHNOLOGIES, INC.
              See accompanying notes and independent accountants' report.
                                    BALANCE SHEETS

                       LIABILITIES AND STOCKHOLDERS'  (DEFICIT)

                                                                    December  31,
                                                                 1997          1998
                                                            ------------  ------------
CURRENT LIABILITIES
  Legal Fees Payable                                        $   103,757   $   149,453
  Consulting Fees Payable                                        67,778       101,669
  Accounting Fees Payable                                        11,825        23,308
  Other Accounts Payable                                          5,283        17,334
  Accrued Payroll Taxes                                          24,269        25,197
  Loan Payable - Officer                                        118,863        73,177
  Loans Payable-Others                                           68,807        46,273
                                                            ------------  ------------

TOTAL CURRENT LIABILITIES                                       400,582       436,411

Payable on Research and Development
Sponsorship                                                     218,000       257,240
Notes Payable - Other                                                --        25,527
                                                            ------------  ------------

    TOTAL LIABILITIES                                           618,582       719,178
                                                            ------------  ------------

REDEEMABLE PREFERRED STOCK
 Class B Preferred Stock, $.001 Par Value Authorized 510
   Shares, Outstanding 15 Shares at December 31, 1997;
   Redeemable at $10,000 Per Share After January 31, 2002.      150,000             -
                                                            ------------  ------------

STOCKHOLDERS'  (DEFICIT)
 Common Stock, $.001 Par Value, Authorized 30,000,000
   Shares, Outstanding 5,787,000 Shares at December 31,
   1997, 10,061,897 Shares at  December 31, 1998                  5,787        10,062
 Class B Common Stock, $.001 Par Value, Authorized
   100,000 Shares, Outstanding 60,000 Shares                         60            60
 Class A Preferred, $.001 Par Value, Authorized 900,000
   Shares Outstanding 350,000 Shares                                350           350
 Additional Paid in Capital                                   2,436,445     3,024,231
 Less Notes and Subscriptions Receivable - Common Stock         (14,720)      (14,720)
 Deficit Accumulated During the Development Stage            (2,964,447)   (3,513,634)
 Unrealized Holding Gain on Investment Securities                55,200         8,219
                                                            ------------  ------------

TOTAL STOCKHOLDERS' (DEFICIT)                                  (481,325)     (485,432)
                                                            ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                   287,257       233,746
                                                            ============  ============

           See accompanying notes and independent accountants' report.

                                            MATERIAL TECHNOLOGIES, INC.
                                           (A Development Stage Company)

                                             STATEMENTS OF OPERATIONS


                                                                                                  From Inception
                                                                                                (October 21, 1983)
                                                                                                      Through
                                                          1996           1997         1998       December 31, 1998
                                                    ----------------  -----------  -----------  -------------------
REVENUES
  Sale of Fatigue Fuses                             $             _   $        _   $        _   $           64,505
  Sale of Royalty Interests                                       _            _            _              198,750
  Income from Research and  Development Contracts                 _      336,410      374,324            1,423,314
  Test Services                                                   _            _            _               10,870
                                                    ----------------  -----------  -----------  -------------------
TOTAL REVENUES                                                    _      336,410      374,324            1,697,439
                                                    ----------------  -----------  -----------  -------------------

COSTS AND EXPENSES
  Research and Development                                   10,700       78,409      252,257            1,838,962
  General and Administrative                                453,175      392,980      792,338            3,293,720
                                                    ----------------  -----------  -----------  -------------------
TOTAL COSTS AND EXPENSES                                    483,186      513,631    1,059,270            5,132,682
                                                    ----------------  -----------  -----------  -------------------
INCOME (LOSS) FROM OPERATIONS                              (483,186)    (177,221)    (670,271)          (3,435,243)
                                                    ----------------  -----------  -----------  -------------------

OTHER INCOME (EXPENSE)
  Expense Reimbursed                                         12,275       11,037            _                4,510
  Interest Income                                             2,427            8            8               39,503
  Miscellaneous Income                                            _            _            _               25,145
  Loss on Sale of Equipment                                       _            _            _              (12,780)
  Settlement of Teaming Agreement                                 _            _            _               50,000
  Litigation Settlement                                           _            _            _               18,095
  Interest Expense                                          (19,311)     (42,242)     (42,242)            (126,590)
  Modification of Royalty Agreement                               _            _       (7,332)              (7,332)
  Gain on Foreclosure                                             _       18,697            _               18,697
  Gain on Sale of Stock                                      17,750       13,901      171,450              203,101
                                                    ----------------  -----------  -----------  -------------------
TOTAL OTHER INCOME                                           32,452       43,643      121,884              212,349
                                                    ----------------  -----------  -----------  -------------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY                     (450,734)    (133,578)    (548,387)          (3,222,894)
ITEMS AND PROVISIONS FOR INCOME TAXES
PROVISION FOR INCOME TAXES                                        _            _         (800)              (7,800)
                                                    ----------------  -----------  -----------  -------------------
  NET INCOME (LOSS) BEFORE
EXTRAORDINARY ITEMS                                        (450,734)    (133,578)    (549,187)          (3,230,694)
EXTRAORDINARY ITEMS
  Forgiveness of Debt                                             _            _            _             (289,940)
  Utilization of Operating Loss Carry Forward                     _            _            _                7,000
                                                    ----------------  -----------  -----------  -------------------
NET INCOME (LOSS)                                          (450,734)    (133,578)    (549,187)          (3,513,634)
                                                    ================  ===========  ===========  ===================


PER SHARE DATA
  INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                             $    (0.03)  $    (0.06)
  Extraordinary Items                                                                       _
                                                                      -----------  -----------
  NET (LOSS) PER SHARE                                                $    (0.03)  $    (0.06)
                                                                      ===========  ===========
COMMON SHARES OUTSTANDING                                              4,551,258    8,782,808
                                                                      ===========  ===========

           See accompanying notes and independent accountants' report.

                                          MATERIAL TECHNOLOGIES, INC.
                                         (A Development Stage Company)
                                        STATEMENTS OF COMPREHENSIVE LOSS

                                                                                         From Inception
                                                                                       (October 21, 1983)
                                                                                            Through
                                                  1996          1997          1998     December 31, 1998
                                              ------------  -------------  ----------  ------------------
NET LOSS                                      $  (450,734)  $   (133,578)  $(549,187)  $      (3,513,634)
Other Comprehensive Income (Loss) Net of Tax
   Unrealized Gains on Securities                  55,200              -     (46,981)              8,219
                                              ------------  -------------  ----------  ------------------
  Comprehensive Loss                          $  (395,534)  $   (133,578)  $(596,168)         (3,505,415)
                                              ============  =============  ==========  ==================

                  See accompanying notes and independent accountants' report.

                           MATERIAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                           COMMON STOCK           CLASS B COMMON       CLASS A PREFERRED
                                                                                              STOCK
                                      ----------------------  ----------------------  --------------------
                                         SHARES      AMOUNT      SHARES      AMOUNT     SHARES     AMOUNT
                                      OUTSTANDING             OUTSTANDING             OUTSTANDING
Initial Issuance of Common Stock
  October 21, 1983                          2,408   $     2             -   $     -             -  $     -
Adjustment to Give Effect
   to Recapitalization on
  December 15, 1986
Cancellation of Shares                     (2,202)       (2)            -         -             -        -
                                      ----------------------  ----------------------  --------------------

                                              206         -             -         -             -        -
Balance - October 21, 1983
Shares Issued By Tensiodyne
  Corporation in Connection
  with Pooling of Interests                42,334        14             -         -             -        -
Net (Loss), Year Ended
 December 31, 1983                              -         -             -         -             -        -

Balance, January 1, 1984                   42,540        14             -         -             -        -
Capital Contribution                            -        28             -         -             -        -
Issuance of Common Stock                    4,815         5             -         -             -        -
Costs Incurred in Connection
  with Issuance of Stock                        -         -             -         -             -        -
Net (Loss), Year Ended
 December 31, 1984                              -         -             -         -             -        -
                                      ----------------------  ----------------------  --------------------

Balance, January 1, 1985                   47,355        47             -         -             -        -
Shares Contributed Back
  to Company                                 (315)       (0)            -         -             -        -
Capital Contribution                            -         -             -         -             -        -
Sale of 12,166 Warrants at
  $1.50 Per Warrant                             -         -             -         -             -        -
Shares Canceled                            (8,758)       (9)            -         -             -        -
Net (Loss), Year Ended
 December 31, 1985                              -         -             -         -             -        -
                                      ----------------------  ----------------------  --------------------

Balance, January 1, 1986                   38,282        38             -         -             -        -
Net (Loss), Year Ended
 December 31, 1986                              -         -             -         -             -        -
                                      ----------------------  ----------------------  --------------------

Balance, January 1, 1987                   38,282        38             -         -             -        -
Issuance of Common Stock upon
  Exercise of Warrants                        216         -             -         -             -        -
Net (Loss), Year Ended
 December 31, 1987                              -         -             -         -             -        -
                                      ----------------------  ----------------------  --------------------

Balance, January 1, 1988                   38,498        38             -         -             -        -
Issuance of Common Stock
Sale of Stock (Unaudited)                   2,544         3             -         -             -        -
Services Rendered (Unaudited)               3,179         3             -         -             -        -
Net (Loss), Year Ended
  December 31, 1988 (Unaudited)                 -         -             -         -             -        -
                                      ----------------------  ----------------------  --------------------

Balance, January 1, 1989 (Unaudited)       44,221        44             -         -             -        -
Issuance of Common Stock
Sale of Stock                               4,000         4             -         -             -        -
Services Rendered                          36,000        36             -         -             -        -
Net (Loss), Year Ended
 December 31, 1989                              -         -             -         -             -        -
                                      ----------------------  ----------------------  --------------------

Balance, January 1, 1990                   84,221        84             -         -             -        -
Issuance of Common Stock
Sale of Stock                               2,370         2             -         -             -        -
Services Rendered                           6,480         7             -         -             -        -
Net Income, Year Ended
 December 31, 1990                              -         -             -         -             -        -
                                      ----------------------  ----------------------  --------------------

Balance January 1, 1991                    93,071        93             -         -             -        -
Issuance of Common Stock
Sale of Stock                                 647         1             -         -       350,000      350
Services Rendered                           4,371         4             -         -             -        -
Conversion of Warrants                         30         -
Conversion of Stock                        (6,000)       (6)       60,000        60             -        -
Net (Loss), Year Ended
 December 31, 1991                              -         -             -         -             -        -
                                      ----------------------  ----------------------  --------------------

Balance January 1, 1992                    92,119        92        60,000        60       350,000      350
Issuance of Common Stock
Sale of Stock                              20,000        20             -         -             -        -
Services Rendered                           5,400         5             -         -             -        -
Conversion of Warrants                      6,000         6             -         -             -        -
Sale of Class B Stock                           -         -        60,000        60             -        -
Issuance of Stock to
  Unconsolidated Subsidiary                 4,751         5             -         -             -        -
Conversion of Stock                         6,000         6       (60,000)      (60)            -        -
Cancellation of Shares                     (6,650)       (7)            -         -             -        -
Net (Loss), Year Ended
 December 31, 1992                              -         -             -         -             -        -
                                      ----------------------  ----------------------  --------------------

Balance January 1, 1993                   127,620       127        60,000        60       350,000      350
Issuance of Common Stock
Licensing Agreement                        12,500        13             -         -             -        -
Services Rendered                          67,030        67             -         -             -        -
Warrant Conversion                         56,000        56             -         -             -        -
Cancellation of Shares                    (31,700)      (32)            -         -             -        -
Net (Loss) for Year Ended
 December 31, 1993                              -         -             -         -             -        -
                                      ----------------------  ----------------------  --------------------

Balance January 1, 1994                   231,449       231        60,000        60       350,000      350

Adjustment to Give Effect
  to Recapitalization on
 February 1, 1994                          30,818        31             -         -             -        -
Issuance of Shares for
Services Rendered                         223,000       223             -         -             -        -
Sale of Stock                           1,486,112     1,486             -         -             -        -
Issuance of Shares for
the Modification of Agreements             34,000        34             -         -             -        -
Net (Loss) for the Year
Ended December 31, 1994                         -         -             -         -             -        -
                                      ----------------------  ----------------------  --------------------

Balance January 1, 1995                 2,005,380     2,005        60,000        60       350,000      350

Issuance of Common Stock
  in Consideration for
  Modification of Agreement               152,500       153             -         -             -        -
Net (Loss) for the Year
Ended December 31, 1995 -                       -         -             -         -             -        -
                                      ----------------------  ----------------------  --------------------

Balance January 1, 1996                 2,157,880     2,157        60,000        60       350,000      350

Issuance of Shares for
  Services Rendered                       164,666       165             -         -             -        -
Sale of Stock                              70,000        70             -         -             -        -
Issuance of Shares for
  the Modification of Agreements          250,000       250             -         -             -        -
Cancellation of Shares Held
  in Treasury                             (62,000)      (62)            -         -             -        -
Net (Loss) for the Year
  Ended December 31, 1996                       -         -             -         -             -        -
                                      ----------------------  ----------------------  --------------------

Balance January 1, 1997                 2,580,546     2,580        60,000        60       350,000      350


Sale of Stock                             100,000       100             -         -             -        -
Conversion of Indebtedness                800,000       800             -         -             -        -
Class A Common Stock Issued
in Cancellation of $372,000
Accrued Wages Due Officer               1,499,454     1,500             -         -             -        -
Issuance of Shares for
Services Rendered                         247,000       247             -         -             -        -
Adjustment to Give Effect
to Recapitalization on
9-Mar-97                                  560,000       560             -         -             -        -
Net (Loss) for the Year
Ended December 31, 1997                         -         -             -         -             -        -
                                      ----------------------  ----------------------  --------------------

                                        5,787,000     5,787        60,000        60       350,000      350
                                      ------------  --------  ------------  --------  -----------  -------
Shares Issued in Cancellation
of Indebtedness                         2,430,000     2,430             -         -             -        -
Conversion of Options                     500,000       500             -         -             -        -
Issuance of Shares for
Services Rendered                       1,121,617     1,122             -         -             -        -
Shares Issued in Cancellation
of Redeemable Preferred Stock              50,000        50             -         -             -        -
Shares Returned to Treasury
and Canceled                             (560,000)     (560)            -         -             -        -
Modification  of Royalty Agreement        733,280       733             -         -             -        -
Issuance of Warrants to Officer                 -         -             -         -             -        -
Net (Loss) for the Year
Ended December 31, 1998                         -         -             -         -             -        -
                                      ----------------------  ----------------------  --------------------

                                       10,061,897   $10,062        60,000   $    60       350,000  $   350
                                      ============  ========  ============  ========  ===========  =======


                                        CAPITAL IN       DEFICIT ACCUMU-
                                       EXCESS OF PAR    LATED DURING THE
                                           VALUE        DEVELOPMENT STAGE
                                      ---------------  -------------------
Initial Issuance of Common Stock
  October 21, 1983                    $        2,498   $                -
Adjustment to Give Effect
   to Recapitalization on
  December 15, 1986
Cancellation of Shares                            (2)                   -

                                               2,496                    -
Balance - October 21, 1983
Shares Issued By Tensiodyne
  Corporation in Connection
  with Pooling of Interests                    4,328                    -
Net (Loss), Year Ended
 December 31, 1983                                 -               (4,317)

Balance, January 1, 1984                       6,824               (4,317)
Capital Contribution                          21,727                    -
Issuance of Common Stock                      10,695                    -
Costs Incurred in Connection
  with Issuance of Stock                      (2,849)                   -
Net (Loss), Year Ended
 December 31, 1984                                 -              (21,797)

Balance, January 1, 1985                      36,397              (26,114)
Shares Contributed Back
  to Company                                       -                    -
Capital Contribution                         200,555                    -
Sale of 12,166 Warrants at
  $1.50 Per Warrant                           18,250                    -
Shares Canceled                                    9                    -
Net (Loss), Year Ended
 December 31, 1985                                 -             (252,070)

Balance, January 1, 1986                     255,211             (278,184)
Net (Loss), Year Ended
 December 31, 1986                                 -              (10,365)

Balance, January 1, 1987                     255,211             (288,549)
Issuance of Common Stock upon
  Exercise of Warrants                        27,082                    -
Net (Loss), Year Ended
 December 31, 1987                                 -              (45,389)

Balance, January 1, 1988                     282,293             (333,938)
Issuance of Common Stock
Sale of Stock (Unaudited)                    101,749                    -
Services Rendered (Unaudited)                 70,597                    -
Net (Loss), Year Ended
  December 31, 1988 (Unaudited)                    -             (142,335)

Balance, January 1, 1989 (Unaudited)         454,639             (476,273)
Issuance of Common Stock
Sale of Stock                                  1,996                    -
Services Rendered                             17,964                    -
Net (Loss), Year Ended
 December 31, 1989                                 -              (31,945)

Balance, January 1, 1990                     474,599             (508,218)
Issuance of Common Stock
Sale of Stock                                 59,248                    -
Services Rendered                             32,393                    -
Net Income, Year Ended
 December 31, 1990                                 -              133,894

Balance January 1, 1991                      566,240             (374,324)
Issuance of Common Stock
Sale of Stock                                273,335                    -
Services Rendered                             64,880                    -
Conversion of Warrants                             -
Conversion of Stock                                -                    -
Net (Loss), Year Ended
 December 31, 1991                                 -             (346,316)

Balance January 1, 1992                      904,455             (720,640)
Issuance of Common Stock
Sale of Stock                                 15,980                    -
Services Rendered                             15,515                    -
Conversion of Warrants                        14,994                    -
Sale of Class B Stock                         14,940                    -
Issuance of Stock to
  Unconsolidated Subsidiary                   71,659                    -
Conversion of Stock                                -                    -
Cancellation of Shares                             7                    -
Net (Loss), Year Ended
 December 31, 1992                                 -             (154,986)

Balance January 1, 1993                    1,037,550             (875,626)
Issuance of Common Stock
Licensing Agreement                            6,237                    -
Services Rendered                             13,846                    -
Warrant Conversion                           304,943                    -
Cancellation of Shares                        (7,537)                   -
Net (Loss) for Year Ended
 December 31, 1993                                 -             (929,900)

Balance January 1, 1994                    1,355,039           (1,805,526)

Adjustment to Give Effect
  to Recapitalization on
 February 1, 1994                            385,393                    -
Issuance of Shares for
Services Rendered                                  -                    -
Sale of Stock                                 23,300                    -
Issuance of Shares for
the Modification of Agreements                   (34)                   -
Net (Loss) for the Year
Ended December 31, 1994                            -             (377,063)

Balance January 1, 1995                    1,763,698           (2,182,589)

Issuance of Common Stock
  in Consideration for
  Modification of Agreement                        -                    -
Net (Loss) for the Year
Ended December 31, 1995 -                          -             (197,546)

Balance January 1, 1996                    1,763,698           (2,380,135)

Issuance of Shares for
  Services Rendered                           16,301                    -
Sale of Stock                                173,970                    -
Issuance of Shares for
  the Modification of Agreements                (250)                   -
Cancellation of Shares Held
  in Treasury                               (154,538)                   -
Net (Loss) for the Year
  Ended December 31, 1996                          -             (450,734)

Balance January 1, 1997                    1,799,181           (2,830,869)


Sale of Stock                                 99,900                    -
Conversion of Indebtedness                   165,200                    -
Class A Common Stock Issued
in Cancellation of $372,000
Accrued Wages Due Officer                    370,500                    -
Issuance of Shares for
Services Rendered                              2,224                    -
Adjustment to Give Effect
to Recapitalization on
9-Mar-97                                        (560)                   -
Net (Loss) for the Year
Ended December 31, 1997                            -             (133,578)

                                           2,436,445           (2,964,447)
                                      ---------------  -------------------
Shares Issued in Cancellation
of Indebtedness                              167,570                    -
Conversion of Options                        124,500                    -
Issuance of Shares for
Services Rendered                            111,040                    -
Shares Issued in Cancellation
of Redeemable Preferred Stock                149,950                    -
Shares Returned to Treasury
and Canceled                                     560                    -
Modification  of Royalty Agreement             6,599                    -
Issuance of Warrants to Officer               27,567                    -
Net (Loss) for the Year
Ended December 31, 1998                            -             (549,187)
                                      ---------------  -------------------
                                      $    3,024,321   $       (3,513,643)
                                      ===============  ===================

                                               MATERIAL TECHNOLOGIES, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                               STATEMENT  OF  CASH  FLOWS


                                                                                                   From Inception
                                                                                                 (October 21, 1983)
                                                                                                  Through December
                                                                  1996          1997        1998       31, 1998
                                                             --------------  ----------  ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                          $    (450,734)  $(133,578)  $(549,187)  $(3,513,634)
                                                             --------------  ----------  ----------  ------------
  Adjustments to Reconcile Net Income (Loss) to
  Net Cash Provided  (Used) by Operating Activities
     Depreciation and Amortization                                   4,931       4,779       4,889       169,383
     Bad Debts                                                           -           -      50,000        50,000
     Gain on Sale of Securities                                    (17,750)    (13,901)   (171,450)     (189,200)
     Charge off of Deferred Offering Costs                               -       5,000           -        36,480
     Charge off Long-lived Assets due to Impairment                      -           -      92,919        92,919
     Gain on Foreclosure                                           (18,697)          -     (18,697)
     Modification of Royalty Agreement                                   -           -       7,332         7,332
     (Increase) Decrease in  Receivables                                 -    (113,832)   (140,405)     (254,237)
     (Increase) Decrease in Prepaid Expenses                        (1,472)      1,793           -           321
     Loss on Sale of Equipment                                           -           -           -        12,780
     Issuance of Common  Stock for Services                         16,467       2,470     112,162       410,597
     Issuance of Common  Stock for Agreement Modifications               -           -           -           152
     Forgiveness of Indebtedness                                         -           -           -       165,000
    Increase (Decrease) in Accounts
       Payable and Accrued Expenses                                238,957      32,376     104,049       688,960
    Interest Accrued on Notes Payable                               17,681      11,266      50,658        90,475
    Increase in Research and Development
       Sponsorship Payable                                               -      29,505           -       218,000
    (Increase) in Note for Litigation Settlement                    (2,092)          -           -       (25,753)
    (Increase) in Deposits                                               -           -           -        (2,189)
                                                             --------------  ----------  ----------  ------------
    TOTAL ADJUSTMENTS                                              256,722     (59,241)    137,721     1,479,890
                                                             --------------  ----------  ----------  ------------
        NET CASH PROVIDED (USED) BY
        OPERATING ACTIVITIES                                      (194,012)   (192,819)   (411,466)   (2,033,744)
                                                             --------------  ----------  ----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds From Sale of Equipment                                       -           -           -        10,250
   Purchase of Property and Equipment                                    -           -      (3,304)     (229,413)
   Proceeds from Sale of Securities                                 17,750           -     261,450       279,200
   Purchase of Securities                                                -           -     (90,000)      (90,000)
   Proceeds from Foreclosure                                        44,450           -      44,450
   (Increase) in Other Assets                                            -           -           -       (69,069)
   Payment for License Agreement                                         -           -           -        (6,250)
                                                             --------------  ----------  ----------  ------------

      NET CASH PROVIDED (USED) BY
      INVESTING ACTIVITIES                                          17,750      44,450     168,146       (60,832)
                                                             --------------  ----------  ----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of Common Stock Net of Offering Costs                 174,040     113,901     125,000       957,319
    Costs incurred in Offering                                           -           -           -       (31,480)
    Sale of Common Stock Warrants                                        -           -           -        18,250
    Sale of Preferred Stock                                              -           -           -       258,500
    Sale of Redeemable Preferred Stock                                   -           -           -       150,000
    Capital Contributions                                                -           -           -       301,068
    Payment on Proposed Reorganization                              (5,000)          -           -        (5,000)
    Loans  From  Officers                                           43,250     119,000     150,500       625,807
    Repayments to Officer                                          (64,676)    (79,659)    (34,611)     (344,532)
    Increase in Loan Payable-Others                                 25,000           -           -       164,664
                                                             --------------  ----------  ----------  ------------

            See  accompanying  notes  and  independent  accountants'  report.

                                      F12

                                                 MATERIAL TECHNOLOGIES, INC.
                                               (A DEVELOPMENT STAGE COMPANY)
                                                 STATEMENT  OF  CASH  FLOWS

                                                                                          From Inception
                                                                                        (October 21, 1983)
                                                                                              Through
                                                     1996            1997       1998     December 31, 1998
                                              -------------------  ---------  ---------  ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES     $          172,614   $139,341   $240,889   $        2,094,596
                                              -------------------  ---------  ---------  ------------------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                (3,648)     4,873     (2,431)                  20
BEGINNING BALANCE  - CASH AND
      CASH EQUIVALENTS                        $            1,226     (2,422)     2,451                    -
                                              -------------------  ---------  ---------  ------------------
ENDING BALANCE  - CASH AND CASH
     EQUIVALENTS                                          (2,422)     2,451         20                   20
                                              ===================  =========  =========  ==================

SUPPLEMENTAL INFORMATION:

   A. Definition of Cash and Cash Equivalents

      For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

   B. Interest and Income Taxes Paid

      Interest Paid During Period                          2,000      2,500      2,500
      Income Taxes Paid                                        -          -          -
                                              ===================  =========  =========

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

                                      F13

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

The formation of this subsidiary and related to transfer of assets and liabilities is in connection with a February 17, 1997 Stock Purchase Agreement among Matech 1, Montpilier Holdings, Inc., SecurFone America, Inc. and the Company's President. Under this agreement, the parties effected a reverse merger of SecurFone into Matech 1 immediately after the distribution of this Company's stock to the shareholders of Matech 1. A schedule of the assets and liabilities acquired is as follows:

ASSETS
Prepaid  Expenses                          $   6,472
Property  &  Equipment  -  Net                98,016
Licensing  Agreement  and
Patents                                       20,669
Notes  Receivable                             25,753
    Other  Assets                             57,389
                                            --------
                                            $208,299
                                            ========
Liabilities
Bank  Overdraft                           $    2,422
Payables  and  Other
   Accrued  Expenses                         180,536
Accrued  Salaries
    -  Officer                               372,000
Loans  Payable  -  Officer                    56,846
Loans  Payable  -  Other                      57,627
Note  Payable  on
Licensing  Agreement                         188,495
                                             -------
                                             857,926

Redeemable  Preferred
   Stock                                     150,000
                                             -------

Liabilities  in  Excess
  of  Assets  Transferred                 $(799,627)
                                          ==========

NOTE  1  -  ORGANIZATION  (CONTINUED)

                                      F14

                           MATERIAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

The amounts reflected above are the balances reflected in Matech 1's audited balance sheet as of December 31, 1996, adjusted to take into effect the conversion of certain loans due a shareholder and the Company's President as discussed further in Notes 8 and 13. Management has determined that the activity between this balance sheet date and the actual date of transfer is immaterial.

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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

a.  Property  and  Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line method for financial reporting purposes and for income tax reporting purposes.

b.  Intangible  Assets

Intangibles are amortized on the straight-line method over periods ranging from 5 to 20 years (see Note 5).

c.  Net  Loss  Per  Share

Net loss per share is computed pursuant to FASB Statement 128. Pursuant to this statement, when common shares are issued to acquire a business in a transaction accounted for as a purchase business combination, the computation of earnings (loss) per share shall recognize the existence of the new shares only from the acquisition date. The Company was formed in 1997 and through the issuance of its common stock, acquired all of the assets and liabilities of Material Technologies, Inc. The Company accounted for this recapitalization as a purchase, therefore loss per share is computed only for 1997 and subsequent periods.

d.  Persuasiveness  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                                      F15

                           MATERIAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE  2  -SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

e)     Fair  Value  of  Financial  Instruments

      The Company estimates the fair value of its financial instruments at their current carrying amounts.

f)     Concentration  of  Credit  Risk

Currently, the Company's only source of income comes from its subcontracts for EFS research with United States Air Force contractors. The Company believes these contracts will continue throughout 1999.

NOTE  3  -  RECEIVABLE  FROM  MONTPILIER  HOLDINGS,  INCA

Under the original terms of the merger agreement with Montpilier Holding, Inc. as discussed in Note 1, the Company was owed $50,000 which was secured by 560,000 shares of the Company's common stock. The receivable was due in October 1998. Montpelier gave notice that it could not pay the $50,000 and surrendered the 560,000 shares back to the Company. These shares were returned to the Company's treasury and subsequently canceled.

NOTE  4  -  INTANGIBLES

Intangible  assets  consist  of  the  following:

                                           Period of              December 31,
                                         Amortization           1997       1998
                                 ----------------------  -------------   -------
Patent Costs                                  17 Years   $      28,494   $28,494
Organization Costs                             5 Years           9,076     9,076
License Agreement                             20 Years           6,250     6,250
     (See Note 7)
                                                                43,820    43,820
Less Accumulated Amortization                  (25,141)        (27,130)
                                 ----------------------  -------------   -------
                                                         $      18,679   $16,690
                                                         ==============  =======

Amortization charged to operations for 1996, 1997, and 1998, were $1,989, $1,990 and $1,989, respectively.

                                      F16

                           MATERIAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

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

The Company and the University have agreed to modify the terms of the licensing agreement and related obligation. The terms of the modified agreements include an increase in the University's royalty to 7% of the sale of related products, the issuance of additional shares of the Company's Common Stock to equal 5% of the outstanding stock of the Company as of the effective date of the modified agreements, and to pay to the University 30% of any amounts raised by the Company in excess of $150,000 (excluding amounts received on government grants or contracts) up to the amount owed to the University.

                                      F17

                           MATERIAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE  6  -  LICENSE  AGREEMENT  (CONTINUED)

The parties agreed that the balance owed on the Sponsorship Agreement is $200,000 and commencing June 30, 1997, the balance due will accrue interest at a rate of 1.5% per month until the loan matures on December 16, 2001, when the loan balance and accrued interest becomes fully due and payable. In addition, under the agreement, Mr. Bernstein agreed to limit his compensation from the Company to $150,000 per year until the loan and accrued interest is fully paid. Interest charged to operations for 1997 and 1998, relating to this obligation was $18,000 and $39,240, respectively. The balance of the note at December 31, 1997, and 1998, was $218,000 and $257.240, respectively,

NOTE  7  -  PROPERTY  AND  EQUIPMENT

The  following  is  a  summary  of  property  and  equipment:

                                              December 31,
                                             1997      1998
                                        -----------  ---------
Office Equipment                        $    14,345  $ 21,890
Remote Monitoring system                    97,160         --
Manufacturing Equipment                    100,067    100,067
                                        -----------  ---------
                                           211,572    121,957
  Less: Accumulated
     Depreciation                        (116,345)   (119,245)
                                        -----------  ---------
                                           95,227    $  2,712
                                        ===========  =========

Depreciation charged to operations was $2,942, and $2,789, and $2,900, in 1996, 1997, and 1998, respectively. The useful lives of office equipment for the purpose of computing depreciation is five years. Management will commence depreciating its manufacturing equipment upon the commencement of the manufacturing of its products.

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

In 1998, the Company had determined that based upon its current research and development program, its current Remote Monitoring System has no future use and probably can not be sold. Therefore, the Company charged its full cost of $97,160 to operations. The $97,160 is included in general and administrative expenses. The Company determined the current value and impairment loss of $97,160 based upon the present value of the expectant future cash flows generated from the current system.

                                      F18

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

As additional consideration for the loan, the Company granted to Mr. Baker, a 1% royalty interest in the Fatigue Fuse and a 0.5.% royalty interest in the Electrochemical Fatigue Sensor. The Company has not placed a value on the royalty interest granted. The balance due on this loan as of December 31, 1997, and 1998, was $35,218, and $38,211, respectively. Interest charged to operations for 1996, 1997, and 1998 was $3,189, and $2,759, and $2,993,
respectively.

The Company did not pay any amounts due on this note when it matured on May 26, 1996, and the note is in default.

In October 1996, the Company borrowed $25,000 from an unrelated third party. Under the terms of the promissory note, the loan was assessed interest at an annual rate of 10% and matured on October 15, 1998. The Company renegotiated the terms of the loan. Under the revised terms, the note is assessed interest at a rate of 11% per annum commencing January 1, 1999, and matures on October 15, 2000. In addition the Company issued warrants to the lender for the purchase of 2,500 shares of the Company's common stock at a price of $1.00 per share. Interest charged to operations on this loan in 1996, 1997, and 1998, was $527, and $2,500, and $2,500, respectively.

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

The Company's use of its net operating losses may be restricted in future years due to the limitations created by IRC Section 382 on changes in ownership.

                                      F19

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

At December 31, 1997, and 1998, the total future royalty commitments, including the accumulated 26% annual rate of return, was limited to approximately $684,488, and $862,454, respectively. The future royalties are secured by the Company's patents, products, and accounts receivable, which may be related to technology developed with the funding.

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

                                      F20

                           MATERIAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

During 1994, the Company received $150,000 under this agreement in exchange for the issuance of 7,560 shares of its common stock and 15 shares of its Redeemable Class B Preferred Stock. The $150,000 has been classified for financial purposes as Redeemable Preferred Stock.

In 1998, the Company issued 50,000 shares of its Common Stock in exchange for the cancellation of the redeemable preferred stock.

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

f. The Company entered into an agreement with an unrelated third party for providing the idea of pursuing government contracts for to fund development of the Company's technologies, under which he would receive Common Stock equal to 2.5% of the number of shares outstanding as of the date government contracts are signed, 15% of the amount of the respective government contracts, and an appointment to the Company's Board of Directors. Funds due him are to be paid only when such funds become available to the Company.

The Company's obligation is created on the date the government contracts are signed. Under the agreement with this individual, the amounts due will be evidenced by a promissory note bearing interest at major bank prime.

                                      F21

                           MATERIAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

The Agreement contains antidilution provisions relating to the shares to be issued which expire once $50,000 is paid. The Company's obligation to have this person as a Director expires once all amounts due are paid. The contingent amount due has been personally guaranteed by the Company's President and is secured by the Company's patents. The personal guarantee expires upon the individual receiving $100,000.

In 1998, in accordance with the agreement, the Company issued 244,427 shares of its common stock to the individual.

g. As discussed in Note 9, the Company granted a 1% royalty interest in the Company's Fatigue Fuse and a .5% royalty interest in its Electrochemical Fatigue Sensor to Mr. Sherman Baker as part consideration on a $25,000 loan made by Mr. Baker to the Company.

A summary of royalty interests which the Company has granted and are outstanding as of December 31, 1998, follows:

                                   Fatigue     Fatigue
                                     Fuse       Sensor
                                   ----------  --------

Tensiodyne 1985-1 R&D Partnership        --+        --
Advanced Technology Center
  Future Gross Sales                  6.00%+        --
  Sublicensing Fees                     -- ++       --
Variety Investments, LTD              5.00%         --
University of Pennsylvania
   Net Sales of Licensed Products       --        7.00%
   Net Sales of Services                --        2.50%
Sherman Baker                         1.00%       0.50%
                                   ----------  --------
                                     12.00%      10.00%
                                   ==========  ========

* Royalties limited to specific rates of return as discussed in Notes 11(a) and (b) above.

**     The  Company  granted  12%  royalties  on sales from sublicensing.  These royalties are also limited to specific rates of return as discussed in Note 11(b) and (c) above.

h)     Operating  Leases

The Company leases its existing office under a noncancelable lease, which expires on May 31, 1999.

                                      F22

                           MATERIAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Rental expense charged to operations for the years ended December 31, 1996, 1997, and 1998 was approximately $29,017, $28,137, and $22,632, which consisted solely of minimum rental payments.

In addition to rent, the Company is obligated to pay property taxes, insurance, and other related costs associated with the leased office.

NOTE  11  -  INVESTMENTS

a) As discussed in Note 10, the Company acquired 6,625,000 of Class A Common Stock of Tensiodyne Corporation. During 1996, the Company received approximately $17,750 through the sale of 50,000 shares of Tensiodyne Corporation stock. Of the 6,575,000 shares of Tensiodyne shares held as of December 31, 1996, only 690,000 shares were unrestricted and available for sale. The Company valued these 690,000 shares at their quoted market price on December 31, 1996 of .$08 per share totaling $55,200

As of December 31, 1997, all of the 6,575,000 shares were unrestricted and available for sale. The quoted market price of these shares as of December 31, 1997, was $.10 per share. However, due to the share's limited market, the Company could not sale any of these shares at that price. Tensiodyne Corporation is a development stage company with no sales history and little prospect of commencing operations in the near future. The Company believed that its inability to sale the Tensiodyne shares held at their quoted market price would continue indefinitely. Therefore, as of December 31, 1997, the Company continued to value the Tensiodyne shares at $55,200, the estimated net proceeds that the Company believed it would receive if it sold the shares at that date in bulk.

In 1998, the Board of Shareholders' of Tensiodyne authorized two reverse stock splits which reduced the total shares owned by the Company to 65,750. These shares were valued at December 31, 1998, at their quoted market price of $12.50 per share totaling $8,219.

b) In 1997, the Registrant issued 100,000 shares of its Class A common stock to to an unrelated third party in exchange for receiving 100,000 shares of Nevada Manhattan Mining, Inc.("Nevada"). The Company valued the shares received in Nevada at $100,000. During 1997, the Company sold all of the stock it held in Nevada in the open market netting approximately $113,901. The Company reported a net gain of $13,901 from the sale.

c) In 1998, the Company acquired through a private stock offering, 115,000 shares of DCH Technology for $90,000. The Company sold these shares throughout 1998 for net proceeds totaling $261,450, thereby reporting a net gain from these sales of $171,450.

NOTE  12  -  STOCKHOLDERS'  EQUITY

a.  Warrants

On June 25, 1998, the Company granted Warrants to Mr. Robert M. Bernstein and Mr. Joel Freedman to acquire 1,800,000, and 200,000 shares of the Company's Class A Common Stock, respectively. Providing Mr. Bernstein remains an officer or director of the Company 30 days prior to any exercise of the Warrants, and at any time after December 1, 1998 (the "Grant Date"), Mr. Bernstein is entitled to purchase 900,000 shares. After December 1, 1999, Mr. Bernstein is entitled to acquire the remaining 900,000 shares. While the warrants are outstanding, if the Company issues any shares at a price less then the exercise price, then the exercise price is reduced by a formula indicated in the Warrant Agreement. Mr. Freedman was granted Warrants under the same terms and conditions as Mr. Bernstein.

The exercise price at June 25, 1998, was initially $.50, but on November 6, 1998, the Company's Board reduced the purchase price to $.10 a share. The warrants expire on June 30, 2002.

The Company valued the warrants issued to Mr. Bernstein using the Black-Sholes option pricing model using with the following assumptions: risk-free interest rate of 5.5%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of .12 and the expected life of the warrants of 42 months. For 1998, the Company charged the fair value of the warrants totaling $27,567 to operations.

                                      F23

                           MATERIAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE  12  -  STOCKHOLDERS'  EQUITY  (CONTINUED)

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

     During 1996, the Company issued a total of 164,666 shares of its Class A Common Stock in exchange for services. A summary of each transaction follows:

During 1996, 62,000 shares were issued to the Company's President. These shares were valued at $6,200. On October 24, 1996, the Company issued 11,000 shares to a consultant who assisted in the development and marketing of the Fatigue Fuse. These shares were valued at $1,100. On November 27, 1996, the Company issued to the same consultant 25,000 shares for additional consultation on the development and marketing of the fatigue fuse. These shares were valued at $2,500. On December 10, 1996, the Company issued 66,666 shares to a consultant who assisted in the marketing and development of the Fatigue Fuse. These shares were valued at $6,666.

During 1997, the Company issued a total of 247,000 shares of its Class A Common Stock in exchange for services. A summary of each transaction follows:

On January 2, 1997, the Company issued 20,000 shares to an attorney for legal services. These shares were valued at $200. On July 31, 1997, the Company issued 27,000 shares to the same attorney for legal services. These shares were valued at $270. On November 21, 1997, the Company issued to two consultants 100,000 shares each for services rendered in the development and marketing of the fatigue fuse. These shares were valued at $2,001.

During  1998,  the  Company  issued  a  total of 1,121,617 shares of its Class A
Common  Stock  in  exchange for services. A summary of each transaction follows:

     On May 1, 1998, the Company issued 259,427 shares to two consultants who assisted in the development and marketing of the fatigue fuse. These shares were valued at $25,943. Also on May 1, 1998, the Company issued 302,190 to Joel Freedman, a Director of the Company, for services rendered. These shares were valued at $30,219. On September 1, 1999, the Company issued a consultant 200,000 shares of stock for services relating to the development and marketing of the fatigue fuse. These shares were valued at $20,000. On October 9, 1998, Company issued 100,000 shares to a consultant who assisted in the development and marketing of the fatigue fuse. These shares were valued at $10,000. In November 1998, the Company issued 60,000 shares to a company for public relation and marketing services. These shares were valued at $6,000. On November 24, 1998, the Company issued a consultant 200,000 shares of stock for services relating to the development and marketing of the fatigue fuse. These shares were valued at $20,000.

                                      F24

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

d. In March 1994, Mr. Bernstein advanced the Company $48,750 of which $12,000 was canceled in exchange for the issuance of 1,200,000 shares of the Company's Common Stock. Of these shares purchased, Mr. Bernstein sold 420,000 shares for $4,200 to Joel Freedman and certain preferred shareholders.

e. In 1994, the president and a director of the Company purchased 278,550 shares of the Company's common stock for $2,786.

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

                                      F25

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

n     In  1998,  the Company issued 2,430,000 shares of its common stock to  Mr.
Bernstein  in  exchange  for  the  cancellation  of  $170,000  of  indebtedness.

o. In 1998, the Company issued to a Director 302,190 shares of its common stock for consulting services valued at $30,219

                                      F26

                           MATERIAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE  14  -  STOCK  OPTION  PLANS

a.     In  January  1996,  Matech  1  registered  with  the  Securities Exchange
Commission its 1996 Stock Option Plan. The plan was formed to encourage ownership of the Common Stock of the Company by key employees, advisors, consultants, and officers providing service to the Company. 120,000 shares of Class A Common Stock are reserved under the plan. The option price will be determined by a Committee appointed by the Company's Board of Directors. In the case of Incentive Stock Options granted to an optionee who owns more than 10% of the Company's outstanding stock, the option price shall be at least 110% of the fair market value of a share of common stock at date of grant. During 1996, the Company received $174,040 through the issuance of 70,000 shares of the Company's Common Stock through the plan to certain consultants. The plan was transferred in the recapitalization as discussed in Note 1.

b In 1998, the Company formed the 1998 stock option plan where 1,700,000 Class A shares were reserved under the plan. Eligible plan participants include employees, advisors, consultants, and officers who provide services to the Company The option price will be determined by a Committee appointed by the Company's Board of Directors. In the case of Incentive Stock Options granted to an optionee who owns more than 10% of the Company's outstanding stock, the option price shall be at least 110% of the fair market value of a share of common stock at date of grant.

In 1998, the Company granted options to acquire 900,000 shares of which 500,000 shares were exercised for $125,000. In addition, under the plan, the Company issued additional 50,000 shares for consulting services. The Company charged the fair value of the 50,000 shares of $5,000 to operations.

c. In 1998, the Company formed the 1998 stock plan where 800,000 Class A shares were reserved under the plan. The plan was formed to provide a means by which the Company could compensate key employees, advisors, and consultants by issuing them stock in exchange for services and thereby conserve the Company's cash resources. The value of the services rendered and the related number of shares issued through the plan for these services is determined by a Committee appointed by the Company's Board of Directors.

In 1998, the Company issued 310,000 shares of Common Stock through the plan in exchange for consulting services. The Company valued these shares at $31,000, the fair value of the services rendered.

The  following  is  summary  of  the  1996  and  1998  Stock  option  plans:

                                                   1996 Stock Option Plan   1998 Stock Option Plan    1998 Stock Plan
                                                                Weighted                Weighted               Weighted
                                                                 Average                 Average                Average
                                                     Number of  Exercise    Number of   Exercise    Number of  Exercise
                                                      Shares      Price       Shares      Price      Shares      Price

Outstanding Jan 1, 1996. . . . . . . . . . . .               -  $       -            -  $       -           -  $       -

Granted. . . . . . . . . . . . . . . . . . . .          70,000  $    2.49            -  $       -           -  $       -
Exercised. . . . . . . . . . . . . . . . . . .          70,000  $    2.49            -  $       -           -  $       -
Forfieted. . . . . . . . . . . . . . . . . . .               -  $       -            -  $       -           -  $       -

Outstanding Jan 1, 1997. . . . . . . . . . . .  1)           -  $       -            -  $       -           -  $       -

Granted. . . . . . . . . . . . . . . . . . . .               -  $       -            -  $       -              $       -
Exercised. . . . . . . . . . . . . . . . . . .               -  $       -            -  $       -              $       -
Forfieted. . . . . . . . . . . . . . . . . . .               -  $       -            -  $       -              $       -

Outstanding Jan 1, 1998. . . . . . . . . . . .               -  $       -            -  $       -           -  $       -

Granted. . . . . . . . . . . . . . . . . . . .               -  $       -   900,000.00  $    0.64   70,000.00  $    2.49
Exercised. . . . . . . . . . . . . . . . . . .               -  $       -   550,000.00  $    0.19   70,000.00  $    2.49
Forfieted. . . . . . . . . . . . . . . . . . .               -  $       -            -  $       -           -  $       -

Outstanding Dec 31, 1998 . . . . . . . . . . .               -  $       -   350,000.00  $    1.29           -  $       -

Weighted Average Fair Value of Options Granted
   During Year . . . . . . . . . . . . . . . .                                          $    0.19

1)  Plan  transferred  to  SecureFone  America  in  February  1997  reorganization

NOTE  15  -  SUBSEQUENT  EVENTS

In February 1999, the Company entered into an agreement whereby it converted $66,666 of in-debtedness owed to a consultant in exchange for the issuance of 175,000 shares of restricted common stock and a warrant to purchase up to an additional 175,000 shares of common stock at a price of $2.50 a share. The warrant expires on February 1, 2002.

                                      F27