Form 10-Q
period 1999-06-30
MATERIAL TECHNOLOGIES INC /CA/
filed 1999-08-13
CIK 1036668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended: June 30, 1999    Commission file number: 33-23617

                           MATERIAL TECHNOLOGIES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                          95-4622822
   ------------------------------         ---------------------
  (State or other jurisdiction of            (IRS  Employer
   incorporation or organization)          identification No.)


                             11661 San Vicente Boulevard
                                      Suite  707
                            Los Angeles, California 90049
                       ----------------------------------
                     (address of principal executive offices)
                                   (Zip Code)


                                 (310) 208-5589
                                 --------------
               (Registrant's telephone number including area code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this form 10-K. [ ]

     The aggregate market value of the voting stock held by Non-affiliates of the registrant at August 10, 1999 was $2,057,874.

     Documents  incorporated  by  reference-None.

                                      INDEX

                                                                          PAGE
                                                                         ------

Part  1.  Financial  Statements

     Balance  Sheets                                                      3 - 4

     Statements  of  Operations  -
        Second  Quarter  Ended  June  30,  1998  and  1999  and  from the  Company's  inception  (October  21,  1983)  through
               June  30,  1999                                                5


     Statements  of  Cash  Flows
        Second  Quarter  Ended  June  30,  1998  and  1999  and  from the  Company's  inception  (October  21,  1983)  through
               June  30,  1999                                            6 - 7


     Statements  of  Comprehensive  Income
        Second  Quarter  Ended  June  30,  1998  and  1999  and  from the  Company's  inception  (October  21,  1983)  through
               June  30,  1999                                                8



     Notes  to  Financial  Statements                                         9


     Management's  Discussion  and  Analysis                             10 - 11

PART  1.  FINANCIAL  STATEMENTS

                                                MATERIAL TECHNOLOGIES, INC.
                                               (A Development Stage Company)
                                                       BALANCE SHEETS

                           ASSETS


                                           December 31,  June 30,
                                               1998       1999
                                           ------------  --------
(Unaudited)
  CURRENT ASSETS
    Cash and Cash Equivalents . . . . . .  $         20  $ 64,848
    Accounts Receivable . . . . . . . . .       202,737    77,991
    Employee Advance. . . . . . . . . . .         1,500     1,500
                                           ------------  --------
      TOTAL CURRENT ASSETS. . . . . . . .       204,257   144,339
                                           ------------  --------

  FIXED ASSETS
    Property and Equipment, Net
        of Accumulated Depreciation . . .         2,712     1,262
                                           ------------  --------

  OTHER ASSETS
     Intangible Assets, Net of
        Accumulated Amortization. . . . .        16,690    15,696
     Investment in Marketable Securities.         8,219     8,219
    Investment in Joint Venture . . . . .             -    10,000
     Refundable Deposit . . . . . . . . .         1,868     1,868
                                           ------------  --------

      TOTAL OTHER ASSETS. . . . . . . . .        26,777    35,783
                                           ------------  --------

      TOTAL ASSETS. . . . . . . . . . . .       233,746   181,384
                                           ============  ========

                                       See accompanying notes

                                                MATERIAL TECHNOLOGIES, INC.
                                               (A Development Stage Company)
                                                      BALANCE SHEETS

                            LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                            ---------------------------------------


                                                                           December 31,     June 30,
                                                                               1998           1999
                                                                          --------------  ------------
                                                                                           (Unaudited)
  CURRENT LIABILITIES
    Legal Fees Payable . . . . . . . . . . . . . . . . . . . . . . . . .  $     149,453       145,528
    Consulting Fees Payable. . . . . . . . . . . . . . . . . . . . . . .        101,669        76,355
    Accounting Fees Payable. . . . . . . . . . . . . . . . . . . . . . .         23,308        15,711
    Other Accounts Payable . . . . . . . . . . . . . . . . . . . . . . .         17,334         6,305
    Accrued Wages. . . . . . . . . . . . . . . . . . . . . . . . . . . .              -
    Accrued Payroll Taxes. . . . . . . . . . . . . . . . . . . . . . . .         25,197        24,269
    Loan Payable - Officer . . . . . . . . . . . . . . . . . . . . . . .         73,177        27,723
    Loan Payable-Others. . . . . . . . . . . . . . . . . . . . . . . . .         46,273        48,594
                                                                          --------------  ------------

      TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . .        436,411       346,484

    Payable on Research and
       Development Sponsorship . . . . . . . . . . . . . . . . . . . . .        257,240       275,240
    Note Payable - Other . . . . . . . . . . . . . . . . . . . . . . . .         25,527        25,688
                                                                          --------------  ------------

      TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . .        719,178       647,412
                                                                          --------------  ------------

  STOCKHOLDERS' EQUITY (DEFICIT)
    Class A Common Stock, $.001 Par Value, Authorized 30,000,000
       Shares, Outstanding 10,061,897 shares  at December 31, 1998, and
       12,886,897 shares at June 30, 1999. . . . . . . . . . . . . . . .         10,062        12,887
    Class B Common Stock, $.001 Par Value, Authorized 100,000
       Shares, Outstanding 60,000 Shares . . . . . . . . . . . . . . . .             60            60
     Class A Preferred, $.001 Par Value, Authorized  900,000  Shares
       Outstanding 350,000 Shares. . . . . . . . . . . . . . . . . . . .            350           350
    Additional Paid in Capital . . . . . . . . . . . . . . . . . . . . .      2,996,664     3,193,006
    Less Notes Receivable - Common Stock . . . . . . . . . . . . . . . .        (14,720)      (14,720)
    Deficit Accumulated During the Development Stage . . . . . . . . . .     (3,486,067)   (3,663,831)
    Unrealized Holding Gain on Investment Securities . . . . . . . . . .          8,219         8,219
                                                                          --------------  ------------

    TOTAL STOCKHOLDERS' (DEFICIT). . . . . . . . . . . . . . . . . . . .       (485,432)     (464,029)
                                                                          --------------  ------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
         (DEFICIT) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     233,746   $   183,383
                                                                          ==============  ============

                                       See accompanying notes

                                                  MATERIAL TECHNOLOGIES, INC.
                                                 (A Development Stage Company)
                                                   STATEMENTS OF OPERATIONS

                                                                                                            From Inception
                                                 For the Three Months Ended     For the Six Months Ended  (October 21, 1983)
                                                         June 30,                       June 30,               Through
                                                    1998          1999             1998           1999       June 30, 1998
                                                 -----------  --------------  -------------  --------------  -------------
                                                 (Unaudited)    (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)
 REVENUES
  Sale of Fatigue Fuses . . . . . . . . . . . .  $        -   $           -   $          -   $           -   $     64,505
  Sale of Royalty Interests . . . . . . . . . .           -               -              -               -        198,750
  Income from Research  Contracts . . . . . . .      48,849          76,091        145,594         274,950      1,698,264
  Test Services . . . . . . . . . . . . . . . .           -               -              -               -         10,870
                                                 -----------  --------------  -------------  --------------  -------------
    TOTAL REVENUES. . . . . . . . . . . . . . .      48,849          76,091        145,594         274,950      1,972,389
                                                 -----------  --------------  -------------  --------------  -------------

COSTS AND EXPENSES
  Research and Development. . . . . . . . . . .      63,617          26,581         94,070          34,658      1,873,620
  General and Administrative. . . . . . . . . .     195,339         216,398        292,775         395,424      3,689,144
                                                 -----------  --------------  -------------  --------------  -------------
    TOTAL COSTS AND EXPENSES. . . . . . . . . .     258,956         242,979        386,845         430,082      5,562,764
                                                 -----------  --------------  -------------  --------------  -------------
    INCOME (LOSS) FROM OPERATIONS . . . . . . .    (210,107)       (166,888)      (241,251)       (155,132)    (3,590,375)
                                                 -----------  --------------  -------------  --------------  -------------

OTHER INCOME (EXPENSE)
  Expense Reimbursed. . . . . . . . . . . . . .           -               -              -               -          4,510
  Interest Income . . . . . . . . . . . . . . .           -             107              -             173         39,676
  Gain on Sale of Securities. . . . . . . . . .      53,880               -         53,880           4,396        207,497
  Gain on Foreclosure . . . . . . . . . . . . .           -               -              -               -         18,697
  Miscellaneous Income. . . . . . . . . . . . .           -               -              -               -         25,145
  Loss on Sale of Equipment . . . . . . . . . .           -               -              -               -        (12,780)
  Settlement of Teaming Agreement . . . . . . .           -               -              -               -         50,000
  Modification of Royalty Agreement . . . . . .     (12,332)              -        (12,332)              -         (7,332)
  Interest Expense. . . . . . . . . . . . . . .     (14,383)        (13,054)       (24,308)        (26,401)      (152,991)
  Litigation Settlement . . . . . . . . . . . .           -               -              -               -         18,095
                                                 -----------  --------------  -------------  --------------  -------------
    TOTAL OTHER INCOME (EXPENSES) . . . . . . .      27,165         (12,947)        17,240         (21,832)       190,517
                                                 -----------  --------------  -------------  --------------  -------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEMS AND PROVISION FOR INCOME TAXES. . . . .    (182,942)       (179,835)      (224,011)       (176,964)    (3,399,858)
PROVISION FOR INCOME TAXES. . . . . . . . . . .           -            (800)             -            (800)        (8,600)
                                                 -----------  --------------  -------------  --------------  -------------
    NET INCOME (LOSS) BEFORE
      EXTRAORDINARY ITEMS . . . . . . . . . . .    (182,942)       (180,635)      (224,011)       (177,764)    (3,408,458)
 EXTRAORDINARY ITEMS
  Forgiveness of Debt . . . . . . . . . . . . .           -               -             --              --       (289,940)
  Utilization of Operating  Loss Carry forward.           -               -             --              --          7,000
    NET  (LOSS) . . . . . . . . . . . . . . . .  $ (182,942)  $    (180,635)  $   (224,011)  $    (177,764)    (3,691,398)
                                                 ===========  ==============  =============  ==============  =============

PER SHARE DATA
  Income (Loss) Before Extraordinary Item . . .      (0.020)  $      (0.017)        (0.030)  $      (0.017)
  Extraordinary Items . . . . . . . . . . . . .           -               -              -               -
                                                 -----------  --------------  -------------  --------------
    NET INCOME (LOSS) . . . . . . . . . . . . .      (0.020)  $      (0.017)        (0.030)  $      (0.017)
    WEIGHTED AVERAGE  COMMON SHARES
         OUTSTANDING. . . . . . . . . . . . . .   9,130,778      10,860,359      7,565,087      10,524,278
                                                 ===========  ==============  =============  ==============

                                       See accompanying notes

                                                MATERIAL TECHNOLOGIES, INC.
                                               (A Development Stage Company)
                                                  STATEMENTS OF CASH FLOWS

                                                                                                             From Inception
                                                     For the Three Months Ende    For the Six Months Ended  (October 21, 1983)
                                                              June 30,                     June 30,              Through
                                                          1998        1999          1998            1999      June 30, 1999
                                                      -----------  -----------  --------------  ------------  -------------
                                                      (Unaudited)  (Unaudited)    (Unaudited)    (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss). . . . . . . . . . . . . . . . .  $ (182,942)    (180,635)  $    (224,011)  $  (177,764)    (3,691,398)
                                                      -----------  -----------  --------------  ------------  -------------
  Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided
    (Used) by Operating Activities
  Depreciation and Amortization. . . . . . . . . . .       1,195        1,222           2,391         2,444        171,827
  Bad Debts. . . . . . . . . . . . . . . . . . . . .                                                                50,000
  Gain on Sale of Securities . . . . . . . . . . . .     (53,880)           -         (53,880)       (4,396)      (193,596)
  Gain on Foreclosure. . . . . . . . . . . . . . . .           -            -               -             -        (18,697)
  Charge off of Deferred Offering Costs. . . . . . .           -            -               -             -         36,480
  Charge off of Long-lived Assets Due to Impairment.                                                                92,919
  Loss on Sale of Equipment. . . . . . . . . . . . .           -            -               -             -         12,780
  Modification of Royalty Agreement. . . . . . . . .                                                                 7,332
  Issuance of Common  Stock for Services . . . . . .       5,617       32,500           5,617        32,500        470,664
  Issuance of Stock for Agreement Modification . . .       7,332            -           7,332             -            152
  Forgiveness of Indebtedness. . . . . . . . . . . .           -            -               -             -        165,000
  (Increase)  Decrease in Accounts Receivable. . . .      27,346       84,978          52,738       124,746       (129,491)
  (Increase) in Employee Advances. . . . . . . . . .           -            -            (848)            -              -
  (Increase) Decrease in Prepaid Expense . . . . . .           -            -               -             -            321
  Increase (Decrease) in Accounts
    Payable and Accrued Expenses . . . . . . . . . .      75,223       36,994          53,411        17,874        706,834
  Interest Accrued on Notes Payable. . . . . . . . .       9,000       12,367          23,059        25,028        115,503
  Increase in Research and Development
     Sponsorship Payable . . . . . . . . . . . . . .           -            -               -             -        218,000
  (Increase) in Note for Litigation Settlement . . .           -            -               -             -        (25,753)
  (Increase) in Deposits . . . . . . . . . . . . . .           -            -               -             -         (2,189)
                                                      -----------  -----------  --------------  ------------  -------------
    TOTAL ADJUSTMENTS. . . . . . . . . . . . . . . .      71,833      168,061          89,820       198,196      1,678,086
                                                      -----------  -----------  --------------  ------------  -------------
  NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES. . . . . . . . . . . . . . .    (111,109)     (12,574)       (134,191)       20,432     (2,013,312)
                                                      -----------  -----------  --------------  ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds From Sale of Equipment. . . . . . . . . .           -            -               -             -         10,250
  Proceeds from Sale of Securities . . . . . . . . .     116,880            -         116,880         4,396        283,596
  Purchase of Securities . . . . . . . . . . . . . .     (90,000)           -         (90,000)            -        (90,000)
  Purchase of Property and Equipment . . . . . . . .           -            -               -             -       (229,413)
  Investment in Joint Venture. . . . . . . . . . . .           -      (10,000)              -       (10,000)       (10,000)
  Proceeds from Foreclosure. . . . . . . . . . . . .           -            -               -             -         44,450
  (Increase) in Other Assets . . . . . . . . . . . .           -            -               -             -        (69,069)
  Payment for License Agreement. . . . . . . . . . .           -                            -             -         (6,250)
                                                      -----------  -----------  --------------  ------------  -------------

  NET CASH PROVIDED (USED) BY
   INVESTING ACTIVITIES. . . . . . . . . . . . . . .      26,880      (10,000)         26,880        (5,604)       (66,436)
                                                      -----------  -----------  --------------  ------------  -------------

                                       See accompanying notes

                                                MATERIAL TECHNOLOGIES, INC.
                                               (A Development Stage Company)
                                                  STATEMENTS OF CASH FLOWS


                                                                                                    From Inception
                                          For the Three Months Ended    For the Six Months Ended  (October 21, 1983)
                                                  June 30,                      June 30,                Through
                                             1998           1999          1998            1999       June 30, 1999
                                         ------------  -------------  -------------  --------------  --------------
                                          (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)     (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Common Stock
    Net of Offering Costs . . . . . . .  $         -   $          -   $          -   $           -   $     957,319
  Costs incurred in Offering. . . . . .            -              -              -               -         (31,480)
  Sale of Common Stock Warrants . . . .            -              -              -               -          18,250
  Payment on Proposed Reoganization . .            -              -              -               -          (5,000)
  Sale of Preferred Stock . . . . . . .            -              -              -               -         258,500
  Sale of Redeemable Preferred Stock. .            -              -              -               -         150,000
  Capital Contributions . . . . . . . .            -              -              -               -         301,068
  Loans  From  Officers . . . . . . . .       57,500         25,000        106,500          75,000         700,807
  Repayments to Officer . . . . . . . .            -         (9,000)             -         (25,000)       (369,532)
 ( Increase) Decrease in Loans - Other.            -              -              -               -         164,664
                                         ------------  -------------  -------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES: .       57,500         16,000        106,500          50,000       2,144,596
                                         ------------  -------------  -------------  --------------  --------------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS. . . . . . .      (26,729)        (6,574)          (811)         64,828          64,848
BEGINNING BALANCE CASH AND
      CASH EQUIVALENTS. . . . . . . . .       28,369         71,422          2,451              20               -
                                         ------------  -------------  -------------  --------------  --------------
ENDING BALANCE CASH AND CASH
    EQUIVALENTS . . . . . . . . . . . .  $     1,640   $     64,848          1,640   $      64,848          64,848
                                         ============  =============  =============  ==============  ==============

                                       See accompanying notes

                                                  MATERIAL TECHNOLOGIES, INC.
                                         (Formerly Tensiodyne Scientific Corporation)
                                                 (A Development Stage Company)
                                              STATEMENTS OF COMPREHENSIVE INCOME

                                                                                                        From Inception
                                               For the Three Months Ended   For the Six Months Ended  (October 21, 1983)
                                                       June 30,                    June 30,                Through
                                                 1998           1999          1998          1999         June 30, 1999
                                              ------------  -------------  -----------  ------------  ------------------
  NET  (LOSS). . . . . . . . . . . . . . . .  $  (182,942)  $   (180,635)  $ (224,011)  $  (177,764)  $      (3,691,398)

  OTHER COMPREHENSIVE INCOME,
    NET OF TAX

    Unrealized Gains (Losses) on Securities.       81,000              -       81,000             -               8,219
                                              ------------  -------------  -----------  ------------  ------------------


      TOTAL COMPREHENSIVE INCOME . . . . . .  $  (101,942)  $   (180,635)  $ (143,011)  $  (177,764)         (3,683,179)
                                              ============  =============  ===========  ============  ==================

                                       See accompanying notes

                           MATERIAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1999 and 1998 and the results of operations and cash flows for the three month periods then ended. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

                           MATERIAL TECHNOLOGIES, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS

RESULTS  OF  OPERATIONS
-----------------------


FOR  THE  SIX  MONTHS  ENDED  JUNE  30,  1999  AND  1998

The Company had no sales during the six month period ended June 30, 1999, or during the six month periods ended June 30, 1998. The Company generated $274,950 under its research and development contracts during the first two quarters of 1999, as compared to $145,594 which was earned during the same period in 1998. The Company realized a $4,396 gain from the sale of marketable securities and interest income of $173 during the six-month period ended June 30, 1999. During the same period in 1998, the Company realized a net gain from the sale of marketable securities of $53,880.

During the six month period ended June 30, 1999, the Company incurred $34,658 in development costs. Development costs incurred during the six months ended June 30, 1998, amounted to $94,070.

General and administration costs were $394,356 and $292,775 respectively, for the six-month periods ended June 30, 1999 and 1998. The major costs incurred during 1999, consisted of professional fees of $55,971, consulting fees of $159,805, officer's salary of $70,000, travel of $27,792, telephone expense of $9,565, rent of $13,452, and office expense of $9,317. The major costs incurred during 1998, consisted of professional fees of $104,894, consulting fees of $72,231, officer's salary of $45,000, telephone expense of $11,562, rent of $8,487, and office expense of $7,156.

Interest expense for the six-months ended June 30, 1999 totaled $26,401 as compared to $24,308 incured during the for the first six-months of 1998.


FOR  THE  THREE  MONTHS  ENDED  JUNE  30,  1999  AND  1998

The Company had no sales during the three month period ended June 30, 1999 or during the three month period ended June 30, 1998. During the three month period ending June 30, 1999, the Company earned $76,091 from its research contract as compared to $48,849 earned during the same period in 1998. During the three months ended June 30, 1998, the Company realized a gain from the sale of marketable securities of $53,880.

During the three-month period ended June 30, 1999, the Company incurred $26,581 in development costs as compared to $63,.617 incurred during the same three month period of 1998.

General and administration costs were $216,398 and $195,339, respectively, for the three-month periods ended June 30, 1999 and 1998. The major costs incurred during 1999, consisted of professional fees of $29,144, consulting fees of $117,755, officer's salary of $20,000, travel expenses of $13,128, telephone expense of $5,550, office expense of $4,381, and rent of $5,908. The major costs incurred during 1998, consisted of professional fees of $83,625, consulting fees of $52,599, officer's salary of $22,500, interest expense of $9,625, and telephone expense of $5,686.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

Cash and cash equivalents as of June 30, 1999 and 1998 were $64,848, and $1,640, respectively. During 1999, the Company generated net cash from operations of $20,432, received $4,396 through the sale of marketable securities, and received $75,000 from officer advances. During 1999, the Company invested $10,000 in a joint venture and repaid $25,000 in officer advances. During 1998, the Company received $116,880 through the sale of marketable securities, and $106,500 from officer advances. Of the $223,180 received in 1998, $134,191 was used in operations, and $90,000 was used to purchase marketable securities.


ITEM  2.  CHANGES  IN  SECURITIES

During the three months ended June 30, 1999, the Corporation issued 625,000 shares of its Class A Common Stock to several consultants and 200,000 shares of its Class A Common Stock to an attorney, all for services rendered. In addition, the Company issued 2,000,000 shares of its Class A Common Stock to its President in exchange for the cancellation of $100,000 of indebtedness due him by the Company.

     The Company also issued options to various consultants and advisors to acquire 775, 000 shares of the Company's Class A Common Stock. Options to acquire 100,000 of those shares, at a price of $.0025, expire on December 2, 1999. Options to acquire the remaining 675,000 shares at a price of $.25 per share expire on June 17, 2009.

PURSUANT TO THE REQUIREMENTS OF SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                           MATERIAL TECHNOLOGIES, INC.
                           ---------------------------
                                   REGISTRANT



                                    /s/  Robert  M.  Berstein______________
                                    ---------------------------------------
                                    ROBERT M. BERNSTEIN, PRESIDENT AND CHIEF
                                    FINANCIAL  OFFICER



                                   DATE:  AUGUST  10,  1999