Form 10-Q
period 1999-09-30
MATERIAL TECHNOLOGIES INC /CA/
filed 1999-11-01
CIK 1036668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:  September 30, 1999      Commission file number: 33-23617

                           MATERIAL TECHNOLOGIES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                                   95-4622822
    --------------------------------                   --------------------
     (State  or  other  jurisdiction                     (IRS  Employer
    of incorporation or organization)                  identification  No.)


                          11661  San Vicente Boulevard
                                    Suite  707
                          Los  Angeles,  California  90049
                     ----------------------------------------
                     (address of principal executive offices)


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this form 10-K. [ ]

     The aggregate market value of the voting stock held by Non-affiliates of the registrant at October 28, 1999 was approximately $6,019,492

     Documents  incorporated  by  reference-None.

                                      INDEX


                                                                PAGE
                                                               ------

Part 1. Financial Statements
  Balance Sheets                                                3 - 4

  Statements of  Operations  -
     Third Quarter Ended September 30, 1998 and 1999 and from
     the Company's inception (October 21, 1983) through
     September 30, 1999                                             5


  Statements of Cash Flows -
     Third Quarter Ended September 30, 1998 and 1999 and from
     the Company's inception (October 21, 1983) through
     September 30, 1999                                         6 - 7


Notes to Financial Statements                                       8


  Management's Discussion and Analysis                         9 - 11


Part 2.  Other Information                                         11

PART  1.  FINANCIAL  STATEMENTS

                           MATERIAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEETS

                         ASSETS

                                         December 31,   September 30,
                                             1998          1999
                                        -------------  --------------
                                                        (Unaudited)
CURRENT ASSETS
  Cash and Cash Equivalents. . . . . .  $          20  $           22
  Accounts Receivable - Net. . . . . .        202,737          92,998
  Receivable - Other . . . . . . . . .              -           5,000
  Employee Advances. . . . . . . . . .          1,500           1,500
                                        -------------  --------------
    TOTAL CURRENT ASSETS . . . . . . .        204,257          99,520
                                        -------------  --------------

FIXED ASSETS
  Property and Equipment, Net
      of Accumulated Depreciation. . .          2,712             537
                                        -------------  --------------

OTHER ASSETS
   Intangible Assets, Net of
      Accumulated Amortization . . . .         16,690          15,199
  Investment in Marketable Securities.          8,219           8,219
  Investment in Joint Venture. . . . .              -          18,000
  Refundable Deposit . . . . . . . . .          1,868           1,868
                                        -------------  --------------

    TOTAL OTHER ASSETS . . . . . . . .         26,777          43,286
                                        -------------  --------------

    TOTAL ASSETS . . . . . . . . . . .  $     233,746  $      143,343
                                        =============  ==============

                             See accompanying notes.

                                    MATERIAL TECHNOLOGIES, INC.
                                   (A Development Stage Company)
                                          BALANCE SHEETS

                             LIABILITIES AND STOCKHOLDERS'  (DEFICIT)
                             ----------------------------------------


                                                                   December 31,  September 30,
                                                                       1998         1999
                                                                   ------------  -------------
                                                                                  (Unaudited)
CURRENT LIABILITIES
  Legal Fees Payable. . . . . . . . . . . . . . . . . . . . . . .  $   149,453   $    150,986
  Consulting Fees Payable . . . . . . . . . . . . . . . . . . . .      101,669         75,000
  Accounting Fees Payable . . . . . . . . . . . . . . . . . . . .       23,308         24,481
  Accounts Payable - Other. . . . . . . . . . . . . . . . . . . .       17,334          2,234
  Wages Payable . . . . . . . . . . . . . . . . . . . . . . . . .            -          4,266
  Accrued Payroll Taxes . . . . . . . . . . . . . . . . . . . . .       25,197         24,752
  Loan Payable - Officer. . . . . . . . . . . . . . . . . . . . .       73,177          6,059
  Loan Payable-Others . . . . . . . . . . . . . . . . . . . . . .       46,273         49,754
                                                                   ------------  -------------

    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . .      436,411        337,532

Payable on Research and
    Development Sponsorship . . . . . . . . . . . . . . . . . . .      257,240        284,240
Note Payable - Other. . . . . . . . . . . . . . . . . . . . . . .       25,527         25,527

    TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . .      719,178        647,299
                                                                   ------------  -------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Class A Common Stock, $.001 Par Value, Authorized 30,000,000
     Shares, Outstanding 10,061,897, at December 31, 1998, and
     13,617,102 Shares at September 30, 1999. . . . . . . . . . .       10,062         13,617
  Class B Common Stock, $.001 Par Value, Authorized 100,000
     Shares, Outstanding 60,000 Shares. . . . . . . . . . . . . .           60             60
   Class A Preferred, $.001 Par Value, Authorized 900,000 Shares
     Outstanding 350,000 Shares . . . . . . . . . . . . . . . . .          350            350
  Additional Paid in Capital. . . . . . . . . . . . . . . . . . .    2,996,664      3,195,176
  Less Notes Receivable - Common Stock. . . . . . . . . . . . . .      (14,720)       (14,720)
  Deficit Accumulated During the Development Stage. . . . . . . .   (3,486,067)    (3,706,658)
  Unrealized Holding Gain on Investments in Securities. . . . . .        8,219          8,219
                                                                   ------------  -------------


  TOTAL STOCKHOLDERS' (DEFICIT) . . . . . . . . . . . . . . . . .     (485,432)      (503,956)
                                                                   ------------  -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' . . . . . . . . . . . . .  $   233,746   $    143,343
                                                                   ============  =============

                             See accompanying notes.

                                                 MATERIAL TECHNOLOGIES, INC.
                                                (A Development Stage Company)
                                                   STATEMENTS OF OPERATIONS

                                                                                                           From  Inception
                                                 For the Three Months Ended  For the Nine Months Ended    (October 21, 1983)
                                                       September  30,             September  30,               Through
                                                     1998          1999          1998          1999       September 30, 1999
                                                 (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)       (Unaudited)
 REVENUES
  Sale of Fatigue Fuses                          $         -   $         -   $         -   $         -   $            64,505
  Sale of Royalty Interests                                -             -             -             -               198,750
  Research and Development Revenue                    13,000       130,354       158,594       405,304             1,828,618
  Test Services                                            -             -             -             -                10,870
                                                 ------------  ------------  ------------  ------------  --------------------
    TOTAL REVENUES                                    13,000       130,354       158,594       405,304             2,102,743
                                                 ------------  ------------  ------------  ------------  --------------------

COSTS AND EXPENSES
  Research and Development                            46,993        17,044       141,907        51,702             1,890,664
  General and Administrative                         191,044       156,441       507,282       578,266             3,844,419
                                                 ------------  ------------  ------------  ------------  --------------------
    TOTAL COSTS AND EXPENSES                         238,037       173,485       649,189       629,968             5,735,083
                                                 ------------  ------------  ------------  ------------  --------------------
    INCOME (LOSS) FROM OPERATIONS                   (225,037)      (43,131)     (490,595)     (224,664)           (3,632,340)
                                                 ------------  ------------  ------------  ------------  --------------------

OTHER INCOME (EXPENSE)
  Expense Reimbursed                                       -             -             -             -                 4,510
  Rental  Income                                           -             -             -             -                39,503
  Interest Income                                          -           304             -           477               203,578
  Gain on Sale of Marketable Securities              115,371             -       169,250         4,396                23,093
  Gain on Sale of Real Estate                              -             -             -             -                25,145
  Gain on Foreclosure of Real Estate                       -             -             -             -               (12,780)
  Miscellaneous Income                                     -             -             -             -                50,000
  Loss on Sale of Equipment                                -             -             -             -                (7,332)
  Settlement of Teaming Agreement                          -             -             -             -              (126,590)
  Cancellation of Royalty                                  -             -       (12,332)            -                18,095
                                                 ------------  ------------  ------------  ------------  --------------------
    TOTAL OTHER INCOME                               115,371           304       156,918         4,873               217,222
                                                 ------------  ------------  ------------  ------------  --------------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEMS AND PROVISION FOR INCOME TAXES              (109,666)      (42,827)     (333,677)     (219,791)           (3,415,118)
PROVISION FOR INCOME TAXES                                 -             -             -          (800)               (8,600)
                                                 ------------  ------------  ------------  ------------  --------------------
    NET INCOME (LOSS) BEFORE
      EXTRAORDINARY ITEMS                           (109,666)      (42,827)     (333,677)     (220,591)           (3,423,718)
 EXTRAORDINARY ITEMS
  Forgiveness of Debt                                      -             -             -             -              (289,940)
  Utilization of Operating  Loss Carry forward             -             -             -             -                 7,000
                                                 ------------  ------------  ------------  ------------  --------------------
    NET INCOME (LOSS)                            $  (109,666)  $   (42,827)  $  (333,677)  $  (220,591)  $        (3,706,658)
                                                 ============  ============  ============  ============  ====================

PER SHARE DATA
  Basic Income (Loss) Per Share Before
    Extraordinary Item                                (0.011)  $    (0.003)       (0.040)  $    (0.019)
  Extraordinary Items                                      -             -             -             -
                                                 ------------  ------------  ------------  ------------
    NET INCOME (LOSS)                                 (0.011)  $    (0.003)       (0.040)  $    (0.019)
                                                 ============  ============  ============  ============
    WEIGHTED AVERAGE
                                                 ============  ============  ============  ============
   COMMON SHARES OUTSTANDING                       9,792,549    13,588,239     8,315,734    11,672,184
                                                 ============  ============  ============  ============

                             See accompanying notes.

                                             MATERIAL TECHNOLOGIES, INC.
                                            (A Development Stage Company)
                                              STATEMENTS OF CASH FLOWS


                                                                                                           From  Inception
                                                  For the Three Months Ended   For the Nine Months Ended  (October 21, 1983)
                                                       September  30,             September  30,               Through
                                                     1998            1999        1998          1999       September 30, 1999
                                                  (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)      (Unaudited)
                                                 -------------  -------------  ------------  -----------  ------------------
                                                  (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss) . . . . . . . . . . . . . .  $   (109,666)  $    (42,827)  $  (333,677)  $ (220,591)  $      (3,706,658)
                                                 -------------  -------------  ------------  -----------  ------------------
  Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided
    (Used) by Operating Activities
  Depreciation and Amortization . . . . . . . .         1,195          1,222         3,585        3,666             173,049
  Bad Debt. . . . . . . . . . . . . . . . . . .        50,000              -        50,000                           50,000
  Gain on Sale of Marketable Securities . . . .      (115,371)             -      (169,250)                        (189,200)
  Gain on Real Estate Foreclosure . . . . . . .             -              -             -                          (18,697)
  Gain on Sale of Real Estate . . . . . . . . .             -              -             -                           36,480
  Charge off of Deferred Offering Costs . . . .                                                                      92,919
  Charge off of Deferred Offering Costs . . . .             -              -             -                           12,780
  Loss on Sale of Equipment . . . . . . . . . .             -              -             -                            7,332
  Issuance of Common  Stock for Services. . . .         2,000          2,900         7,617       35,400             445,997
  Issuance of Stock for Agreement Modification.             -              -         7,332                              152
  Forgiveness of Indebtedness . . . . . . . . .             -              -             -                          165,000
  (Increase) Decrease in Accounts Receivable. .        (4,454)       (15,007)       48,284      109,739            (144,498)
  Decrease in Prepaid Expenses. . . . . . . . .             -              -             -                              321
  Increase (Decrease) in Accounts . . . . . . .                                                                           -
    Payable and Accrued Expenses. . . . . . . .         2,930         13,551        54,858       31,425             720,385
  Interest Accrued on Note Payable. . . . . . .             -          1,835         5,695        8,863              99,338
  Increase in Research and Development. . . . .                                                                           -
     Sponsorship Payable. . . . . . . . . . . .         9,000          9,000        27,000       27,000             245,000
  (Increase) in Note for Litigation Settlement.             -                                                       (25,753)
  (Increase) in Deposits. . . . . . . . . . . .             -                                                        (2,189)
                                                 -------------  -------------  ------------  -----------  ------------------
    TOTAL ADJUSTMENTS . . . . . . . . . . . . .       (54,700)        13,501        35,121      216,093           1,668,416
                                                 -------------  -------------  ------------  -----------  ------------------
  NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES . . . . . . . . . . . .      (164,366)       (29,326)     (298,556)      (4,498)         (2,038,242)
                                                 -------------  -------------  ------------  -----------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds From Sale of Equipment . . . . . . .             -              -             -            -              10,250
  Proceeds from Sale of Marketable Securities .       133,321              -       250,200            -             279,200
  Purchase of Marketable Securities . . . . . .             -              -       (90,000)           -             (90,000)
  Investment in Joint Venture . . . . . . . . .                       (8,000)                   (18,000)            (18,000)
  Purchase of Property and Equipment. . . . . .             -              -             -            -            (229,413)
  Net Proceeds from Sale of Real Estate . . . .             -              -             -            -              44,450
  (Increase) in Other Assets. . . . . . . . . .             -              -             -            -             (69,069)
  Payment for License Agreement . . . . . . . .             -              -             -            -              (6,250)
                                                 -------------  -------------  ------------  -----------  ------------------

  NET CASH PROVIDED (USED) BY
   INVESTING ACTIVITIES . . . . . . . . . . . .       133,321         (8,000)      160,200      (18,000)            (78,832)
                                                 -------------  -------------  ------------  -----------  ------------------

                             See accompanying notes.

                                              MATERIAL TECHNOLOGIES, INC.
                                             (A Development Stage Company)
                                                STATEMENTS OF CASH FLOWS


                                                                                                    From  Inception
                                        For the Three Months Ended   For the Nine Months Ended    (October 21, 1983)
                                                   September  30,             September  30,          Through
                                              1998            1999        1998          1999      September 30, 1999
                                          (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)     (Unaudited)
                                        --------------  -------------  ------------  -----------  ------------------
                                          (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)     (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Common Stock
    Net of Offering Costs. . . . . . .  $     125,000   $          -   $   125,000   $        -   $         957,319

  Costs incurred in Offering . . . . .              -              -             -            -             (31,480)
  Sale of Common Stock Warrants. . . .              -              -             -            -              18,250
  Payment on Proposed Reorganization .                                                                       (5,000)
  Sale of Preferred Stock. . . . . . .              -              -             -            -             258,500
  Sale of Redeemable Preferred Stock .              -              -             -            -             150,000
  Capital Contributions. . . . . . . .              -              -             -            -             301,068
  Loans  From  Officers. . . . . . . .              -          5,000       106,500       80,000             705,807
  Repayments to Officer. . . . . . . .        (13,100)       (27,500)      (13,100)     (52,500)           (397,032)
  (Increase) in Loans - Other. . . . .                        (5,000)                    (5,000)            159,664
                                        --------------  -------------  ------------  -----------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:.        111,900        (27,500)      218,400       22,500           2,117,096
                                        --------------  -------------  ------------  -----------  ------------------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS . . . . . .         80,855        (64,826)       80,044            2                  22
BEGINNING BALANCE CASH AND
      CASH EQUIVALENTS . . . . . . . .          1,640         64,848         2,451           20                   -
                                        --------------  -------------  ------------  -----------  ------------------
ENDING BALANCE CASH AND CASH
    EQUIVALENTS. . . . . . . . . . . .  $      82,495   $         22   $    82,495   $       22                  22
                                        ==============  =============  ============  ===========  ==================

                             See accompanying notes.

                           MATERIAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1998 and 1999 and the results of operations and cash flows for the three month periods then ended. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

                           MATERIAL TECHNOLOGIES, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS


RESULTS  OF  OPERATIONS
-----------------------

FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,  1998  AND  1999

During the nine month period ended September 30, 1998, the Company generated approximately $327,844 which consisted of $158,594 under its research and development contract, and $169,250 from the sale of marketable securities.

During the nine month period ended September 30, 1999, the Company generated approximately $410,177, which consisted of $405,304 under its research and development contracts, $4,396 from the sale of marketable securities, and $477 in interest earned from savings.

During the nine month periods ended September 30, 1998 and 1999, the Company incurred approximately $141,907, and $51,702, respectively, in development costs all of which related to the above indicated contracts.

General and administration costs were $507,282, and $578,266, respectively, for the nine-month periods ended September 30, 1998, and 1999. The major expenses incurred during the nine-month period ended September 30, 1998, consisted of $121,455 in consulting fees, $67,500 in officer's salary, $50,000 charged off as a bad debt, $33,933 in interest expense, $130,996 in professional fees, $15,161 in telephone expense, $16,562 in salaries, and $11,582 in travel costs.

The major expenses incurred during the nine-month period ended September 30, 1999, consisted of $206,982 in consulting fees, $90,000 in officer's salary, $60,100 in interest expense, $92,308 in professional fees, $19,610 in rent, $14,818 in telephone expense, $20,956 in salaries, and $39,514 in travel costs.


FOR  THE  THREE  MONTHS  ENDED  SEPTEMBER  30,  1998  AND  1999

During the three month period ended September 30, 1998, the Company generated approximately $128,371, which consisted of $13,000 under its research and development contracts, and a net gain of $115,371 from the sale of marketable securities.

During the three month period ended September 30, 1999, the Company generated approximately $130,658 which consisted of $130,354 under its research and development contracts, and interest earned on savings totaling $304.

During the three month period ended September 30, 1998, the Company incurred approximately $46,993 in development costs, all of which related to the above-indicated contracts.

During the three month period ended September 30, 1999, the Company incurred approximately $17,044 in development costs, all of which related to the above-indicated contract.

General and administration costs were $191,044 and $156,441, respectively, for the three-month periods ended September 30, 1998 and 1999. The major expenses incurred in 1998, consisted of bad debt of $50,000, $22,500 in officer's salary, $9,625 in interest expense, $49,224 in consulting fees, and $26,101 in professional fees.

The major expenses incurred in 1999, consisted of officer's salaries of $30,000, interest expense of $11,523, office salaries of $3,456, consulting of $47,177, professional services of $20,348, rent of $6,158, and travel expense of $11,723.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

Cash and cash equivalents as of September 30, 1998 and 1999 were $82,495, and $22, respectively. During 1998, the Company received $125,000 through the issuance of its common stock, $106,500 through advances made by its President, $205,391 from its research and development contracts, and $250,200 from the sale of marketable securities. Of the $687,091 received in 1998, $503,947 was used in operations, $90,000 was used to purchase marketable securities, and $13,100 was used to pay down loans made by the Company's President.

     During 1999, the Company received $295,565 through its research contracts, and $80,000 through advances from its President. Of the $375,565 received, $300,063 was used in operations, $18,000 was invested in a joint Venture, $52,500 was repaid to its President, and the $5,000 was loaned to a third party.

PART  II.  OTHER  INFORMATION


ITEM  2.  CHANGES  IN  SECURITIES

On July 7, 1999, the Company issued 672,205 shares of its common stock to the University of Pennsylvania. These shares are issued pursuant to the 1998 agreement whereby the Company agreed to issue 5% of the Company's total outstanding shares to the University.

On August 24, 1999, the Company issued 50,000 shares of its Common Stock to a consultant for services.

On September 30, 1999, the Company issued 8,000 shares of its Common Stock to a consultant for services.



 PURSUANT TO THE REQUIREMENTS OF SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT
     HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED
                           THEREUNTO DULY AUTHORIZED.


                           MATERIAL TECHNOLOGIES, INC.
                           ---------------------------
                                   REGISTRANT



                                   /s/  Robert  M.  Bernstein
                                   ---------------------------------------------
                                        ROBERT M. BERNSTEIN, PRESIDENT AND CHIEF
                                        FINANCIAL  OFFICER



                                   DATE:  OCTOBER  28,  1999