Form 10-K
period 1999-12-31
MATERIAL TECHNOLOGIES INC /CA/
filed 2000-03-02
CIK 1036668

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

Commission file number - 33-23617

                           MATERIAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                             95-4622822
         State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization               Identification No.)

Suite 707, 11661 San Vicente Boulevard,
       Los Angeles, California                            90049
(Address of principal executive o                       (Zip Code)

Registrant's telephone number, including area code   (310) 208-5589

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which such common equity was sold on February 18, 2000 (i.e. $2.15625. per share) is $6,059,813.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date.

                                        No. of Shares Outstanding

CLASS OF COMMON STOCK                   (AS OF FEBRUARY 10, 2000)
---------------------                   -------------------------

Common Stock                            14,706,769
Class B Common Stock                    100,000 Shares

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

S-1 Registration Statement for Material Technologies, Inc., effective July 31, 1997.

                                     PART I

                           MATERIAL TECHNOLOGIES, INC.

ITEM 1.  BUSINESS

Material Technologies, Inc. ("Matech"), is engaged in research and development of metal fatigue detection, measurement, and monitoring technologies. As such, the Company is developing a comprehensive system of monitoring devices for detecting structural stress and metal fatigue measurement, and monitoring technologies. Matech is a development stage company doing business as Tensiodyne Scientific Corporation.

The Company's efforts are dedicated to developing devices and systems that indicate the true fatigue status of a metal component. The Company has developed two products. The first is a small, extremely simple device that continuously monitors fatigue life in a structural member. It is called a Fatigue Fuse
(FFTM). The second is an instrument that can measure the amount of fatigue life remaining in an existing structural member. Nothing like it currently exists in material technology. Further it has the ability to determine the presence of cracks. The crack detection modality has a resolution of a few microns, exceeding the current state of the art by fifty times or more. It is called an Electrochemical Fatigue Sensor (EFSTM). Both devices are pioneering technology in the fatigue field that stands as cutting-edge solutions. They are both well patented.

Future products under development are a smart Bridge Management System, a Clamp Load Sensor for aerospace products, and a partnering relationship for development of a Borescope for remote EFS delivery, and a combined Fatigue Fuse and Electrochemical Fatigue Sensor.

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

The Company was formed as a Delaware corporation on March 4, 1997. It is the successor to the business of Material Technology, Inc., a Delaware corporation, also doing business as Tensiodyne Scientific, Inc., ("Matech 1") and Matech 1 was the successor to the business of Tensiodyne Corporation that began developing the Fatigue Fuse in 1983. The Company's two predecessors, Tensiodyne Corporation and Matech 1 were engaged in developing and testing the Fatigue Fuse and, beginning in 1993, developing the EFS.

DESCRIPTION OF TECHNOLOGIES

THE FATIGUE FUSE

The Fatigue Fuse is designed to be affixed to a structure to give warnings as preselected portions of the fatigue life have been used up (i.e., how far to failure the structure has progressed). It warns against a condition of widespread generalized cracking due to fatigue.

The Fatigue Fuse is a thin piece of metal similar to the material being monitored. It consists of a series of parallel metal strips connected to a common base, much as fingers are attached to a hand. Each "finger" has a different geometric pattern called "notches" defining its boundaries. Each finger incorporates a design specific notch near the base. By applying the laws of physics to determine the geometric contour of each notch, the fatigue life of each finger is finite and predictable. When the fatigue life of a finger (or
Fuse) is reached, the Fuse breaks.

By implementing different geometry for each finger in the array, different increments of fatigue life are observable. Typically, notches will be designed to facilitate observing increments of fatigue life of 10% to 20%. By mechanically attaching or bonding these devices to different areas of the structural member of concern, the Fuse undergoes the same fatigue history as the structural member. Therefore, breakage of a Fuse indicates that an increment of fatigue life has been reached for the structural member. The notch and the size and shape of the notch concentrate energy on each finger. The Fuse is intimately attached to the structural member of interest. Therefore, the Fuse experiences the same load and wear history as the member.

The notches on each finger accelerate the fatigue process for a given finger according to the design characteristics of the notch. If the notch is shaped to concentrate large amounts of energy at a sharp point, fatigue for that finger accelerates causing a rupture in the finger at an early state. The rupture is directly correlated to a certain point in the progression of the fatigue age of the structural member. If the notch is so shaped that energy is spread over a relatively large area of a given finger, fatigue rupture will be delayed. Its eventual rupture will take place late in the fatigue age. The different rates of fatigue acceleration can be calibrated for different metal compounds and different strain spectra. Thus, by designing specific steps for an array of fatigue fuse fingers, it is possible to monitor the progression of fatigue age in a structural member, provided the fatigue condition of that member is known.

Fatigue is a consequence of a metal object undergoing repeated cyclic strain. In a commercial context this strain and concomitant stress comes about as a result of a large number of cycles of loading and unloading. Sudden fracture can result. Fatigue damage and the resulting compromise of stability and integrity of the member experiencing fatigue presents the potential for structural failure and extreme danger. Objects such as bridges and airplane wings are subject to fatigue, and it is obvious that sudden fracture of such structures would have disastrous results. It is presently not possible, under any generally acceptable theory of fatigue phenomena, to predict by analysis alone when the limit is reached and when a fracture may occur. Further, in normal usage, damage occurs cumulatively, at microscopic levels, and can only be detected in the early stages at a time when dire results can be avoided by examining the microscopic structure.

This difficulty has caused designers of structures subject to fatigue to be extremely conservative by designing structures in a manner which maintains the stresses presented in critical areas of a structure at a level well below the known endurance limits of the material employed. In many instances this results in extreme expense. In spite of this "over designing", catastrophic fatigue failures still occur. Although tests of the Fatigue Fuse have been performed in independent laboratories and the Fuse has been shown to perform as designed and as expected, substantial additional testing is necessary to ensure that it will be possible to calibrate various types of loading spectra, i.e., the range and types of stresses which a metal object experiences during usage. Management estimates that it will require an outlay of approximately $600,000 to accomplish this additional testing and that such additional testing could be accomplished in 6 to 12 months from the availability of the funds.

Management believes that the Fatigue Fuse will be of value in monitoring aircraft, ships, bridges, conveyor systems, mining equipment, cranes, etc. No special training will be needed to qualify individuals to report any broken segments of the Fatigue Fuse to the appropriate engineering authority for necessary action. The success of the device is contingent upon Matech's successful development and marketing of the Fatigue Fuse, and no assurance can be given that Matech will be able to overcome the obstacles relating to introducing a new product to the market. To determine its ability to produce and market the Fatigue Fuse, Matech needs substantial additional capital and no assurance can be given that needed capital will be available. In a new structure we can generally assume there is no fatigue and can thus design the fatigue fuse for 100% of its life potential. But in an existing structure, one that experienced loading and wear, we must determine the fatigue age of that structural member so we can design the Fatigue Fuse to monitor the remaining fatigue life potential. The EFS is dedicated to that purpose.

ELECTROCHEMICAL FATIGUE SENSOR ("EFS")

In August 1993, Tensiodyne, a predecessor of the Company, entered into two agreements, a license agreement and a development agreement, with the University of Pennsylvania regarding a new invention designed to measure electrochemically the status of fatigue of a structure without knowing the structure's past loading history. Under the license agreement, 12,500 shares of Tensiodyne's common stock were issued, a 5% royalty on sales of this product was granted, and under the development agreement Tensiodyne agreed to pay $11,112 per month for 18 months, for a total payment of $200,000. As of this date, no payments have been made on this obligation. On December 17, 1997, the company and the University modified the terms of the licensing agreement and related obligation. The terms of the modified agreements include an increase in the University's royalty to 7% of the sale of related products, additional shares of the Common Stock to equal 5% of the Company's outstanding stock until the Company receives an additional $2,000,000 in paid in capital, and to pay to the University 30% of any amounts the Company raises in excess of $150,000 (excluding amounts received on government grants or contracts) up to $200,000 plus interest at 1.5% per month from June 30, 1997.

The EFS is a device that employs the principle of electrochemical/mechanical interaction to measure the state of fatigue damage in a metal structural member. It provides a means for determining the fatigue age of that member so that appropriate action (monitor, replacement, or repair) can be taken before structural failure occurs.

The EFS passes a current through the structural member at a stress point and analyzes certain electronic information. Depending on the electronic characteristics, fatigue age is determined. The EFS functions by treating the location of interest (the target) associated with the structural member as an electrode of an electrochemical cell. To complete the electro-cellular reaction an electrolyte, in the form of a low corrosion gel, is placed in contact with the target. By imposing a constant voltage equivalent circuit as the control mechanism for the electrochemical reaction - at the target surface - current flows as a function of stress action. The EFS is always a dynamic process; therefore stress action is a requirement, e.g.: to measure a bridge structural member it is necessary that normal traffic be on the bridge. The results are a specific set of waveforms and amplitudes that characterize and report fatigue damage (age).

Stress points are very often located in difficult-to-get-at places for humans. Therefore, it has become desirable to miniaturize the process and develop a means for delivery in very inaccessible areas. The answer is borescope technology that is currently unproven and being developed. The Company is highly dependent on this technology for much of its potential market.

The EFS is a high precision instrument consisting of (a) a cell which can be attached to a structure to measure electrical current, (b) a means of measuring the small currents produced, and (c) software to interpret the current measurements. The cell is an enclosure that contains a fluid or gel that conducts electricity and two metal electrodes connected to external wires leading to a battery and the current measuring instrument. The sensor is temporarily attached to a structural member, and then the member is subjected to repetitive loads while the instrument records the current. A computer analyzes the current record to determine the degree of fatigue damage present at the location of the sensor in the structure. Preliminary tests at the University of Pennsylvania on different metals indicates that various stages of fatigue in each metal produce a current specifically associated with that stage. For example, if the specific metal has experienced 20% of its fatigue life, the current produced with the EFS technology has certain characteristics, i.e. a signature. If the metal has experienced 40% of its fatigue life, the current has a different but distinct signature associated with that amount of fatigue.

DEVELOPMENT OF TECHNOLOGIES

Status of the Fatigue Fuse

The development and application sequence for the Fatigue Fuse and EFS is (a) Basic Research, (b) Exploratory Development, (c) Advanced Development, (d) Prototype Evaluation, (e) Application Demonstration, and (f) Commercial Sales and Service. The Fatigue Fuse came first. The inventor, Professor Maurice Brull, conducted the Basic Research at the University of Pennsylvania. Matech conducted the Advanced Development, including variations of the adhesive bonding process, and fabricating a laboratory grade remote recorder for separation events that constitute proper functioning of the Fatigue Fuse. The next step, Prototype Evaluation encompassing empirical tailoring of Fuse parameters to fit the actual spectrum loading expected in specific applications needs to be done. The associated tests include both coupon specimens and full-scale structural tests with attached Fuses. A prototype of a flight qualifiable operational separation event recorder was designed, fabricated, and successfully demonstrated. The next tasks will be to prepare a mathematical analysis for more efficient selection of Fuse parameters and to conduct a comprehensive test program to prove the ability of the Fatigue Fuse to accurately indicate fatigue damage when subjected to realistically large variations in spectrum loading. The final tasks prior to marketing will be an even larger group of demonstration tests.

The Fatigue Fuse is at its final stages of testing and development. To begin marketing the Fuse will take from 6 to 12 months and cost approximately
$600,000, including technical and beta testing and final development. If testing, development, and marketing are successful, management estimates Matech should begin receiving revenue from the sale of the Fatigue Fuse within a year of receiving the $600,000. Management cannot estimate the amount of revenue that may be realized from sales of the Fuse.

To date, certain organizations have included Matech's Fatigue Fuse in test programs. Already completed are tests for welded steel civil bridge members conducted at the University of Rhode Island. In 1996, Westland Helicopter, a British firm, tested the Fatigue Fuse on Helicopters. That test was successful with the legs of the Fuses failing in sequence as predicted.

Status of the EFS

Electronic and data acquisition methodologies have been developed that are now considered practical for initial commercialization. Since 1997, the U.S. Government has awarded three contracts to research and develop the EFS technology for specific purposes. As the results of the first contract were encouraging, a phase II contract was awarded on June 18, 1998. On February 18, 1999, the government awarded a separate third contract to apply borescope and EFS technology to turbine engines. (SEE, "Government Funding" below).

The EFS currently has certain limitations. To obtain meaningful measurements, the process requires that at least 50% of the fatigue life has occurred. Also, the process has only been perfected for commercial use with mild and soft steels. This limits the use of EFS presently to such applications as bridges, ships, cranes, etc. Use in more exotic structures such as aircraft and turbine engines is currently precluded. Although there is a vast body of testing supporting successful use of this methodology, to date, there has not been any confirmed success in aircraft and turbine engines. Management cannot assure that the method will work in the field.

GOVERNMENT FUNDING

In August 1996, the Company executed a teaming agreement with Southwest Research Institute (SWRI) and the University of Pennsylvania (the Team) for research and development efforts. On February 25, 1997, the team was awarded a $2.5 million Phase I contract to "determine the feasibility of the EFS to improve the U. S. Air Force capability to perform durability assessments of military aircraft, including air frames and engines through the application of the EFS to specific military aircraft alloys." Matech's share of this award was approximately $550,000. On June 18, 1998 the team was awarded a $2,061,642 Phase II contract to "determine the applicability of the EFS to improve the U. S. Air Force capability to perform durability assessments of military aircraft, including both air frames and engines through the application of the EFS to specific military aircraft alloys. Matech's share of this award is approximately $350,000.

In addition, on February 5, 1999, the Team of Matech, the U. of Pa, and Optim, Inc., a Connecticut Co. that specializes in borescope technology, with Matech as the 1st tier prime contractor, was awarded a contract of approximately $2,000,000 to develop an EFS system to detect fatigue damage in both retired-for-time engine components and installed military aircraft turbine engines. Matech's share is approximately $400,000. Accordingly, over the last 3 years a total of approximately $6.5 million has been awarded to research and develop the EFS. The results of this research are encouraging and provide a basis for the Company and its research partners to obtain additional funding. No assurance can be given, however, that such funding will be received.

The Company continues in its efforts to raise funds from numerous sources, including various state and federal governmental agencies and/or private or public offerings of securities. At this time, however, the Company has no firm agreements.

COMMERCIAL APPLICATIONS OF THE COMPANY'S TECHNOLOGIES

No commercial application of Matech's products has been arranged to date, but the technology has matured to a point where it can, in the opinion of management, be applied to certain markets. Matech's technology is applicable to many market sectors such as bridges and aerospace as well as ships, cranes, power plants, nuclear facilities, chemical plants, mining equipment, piping systems, and "heavy iron." Matech has chosen to begin commercialization, in an alliance with a third party, in the bridge market. The second market sector that will be pursued is aerospace. The aerospace industry is concerned with aluminum, aluminum alloys and titanium. Only recently has the technology for monitoring these materials been mastered. This market opportunity will follow a different time line, budget, and market model. Management believes the technology is ready but there can be no assurance until the technology is successfully installed in the field and passed required testing and validation.

THE BRIDGE MARKET

In the U.S. alone there are over 610,000 bridges of which over 260,000 are rated by the Federal Highway Administration as requiring major repair, rehabilitation, or replacement. Although there are normal business imperatives, the market is essentially macro-economically and government policy driven. In the opinion of management, "only technology can provide the solution". The need for increased spending accelerates significantly each year as infrastructure ages. Analysis by infrastructure economic experts, including the Federal Highway Administration, confirms that $9 billion per year, for bridges alone, is the minimum required to maintain the status quo. Since that amount has not been available, and a backlogged repair bill of more than $358 billion has already accrued, greater efficiencies in the management of current budgets are the only solution. In the 1991 ISTEA initiative (Intermodal Surface Transportation and Efficiency Act) and recently in the $200 billion 1998 TEA-21 initiative (Transportation Equity Act) Bridge Management Systems have been mandated as a matter of policy.

ANTAEUS AND THE PULSE SYSTEM

The Company has entered into a strategic alliance with Structural Integrity Monitoring Systems ('SIMS') of Willimantic, Connecticut. The Company and SIMS are seeking funding to develop and demonstrate a bridge monitoring system through Antaeus Research, LLC, a Delaware limited liability company. The Company and SIMS plan that each will own 45% of Antaeus and will contribute their technology to Antaeus. The arrangement also will require Antaeus to acquire certain liabilities from each company. The Company can give no assurances that Antaeus will be successful in its financing efforts, nor is there any assurance that the bridge monitoring system will be successful in the field.

The technologies that form the suite of functionalities that make up the bridge product consist of the Fatigue Fuse and Electrochemical Fatigue Sensor as well as three more that come from Matech's strategic partner. The three are a light driven linear motion detector, force driven corrosion monitor, and a very low cost device for monitoring fastener loading. These technologies together form a product called the Pulse Smart Bridge Management System (sBMS) that is trademarked. It is to be produced and marketed by Antaeus Research, LLC of Willimantic, CT. Matech currently owns only 5 percent of that company but intends to increase its share to 45% when funding is in place and its technology is contributed to Antaeus.

Antaeus was formed to serve an important emerging market: supplying "Smart " Bridge Management Systems (sBM-TM). The purpose of these systems is to constantly determine the physical state of a bridge. The system will ceaselessly monitor the structural integrity and physical performance of a bridge, along with concomitant machine analysis, generating reports containing highly relevant detail. Having such complete and meaningful data will provide the means for specifically scheduling, maintaining, and repairing only those items that are necessary to meet the required performance and safety parameters. In management's opinion, the result will be significant direct cost savings and safety enhancement. Also, negative impact to surrounding economic zones will be reduced by minimizing traffic interruption normally associated with bridge maintenance.

The system's purpose is to constantly determine the physical state of a bridge. There are two specific situations where sBMS-TM global monitoring can yield beneficial outcomes. The first relates to deteriorated bridges slated for significant repairs and for which cost estimates have been prepared. Installation of sBMS-TM prior to upgrade will pinpoint aspects of the structure that require immediate attention and, equally significant, will also highlight maintenance that can be deferred or even ignored. This is the result of a wider range of structural interrogation than normally available coupled with continued `lifetime-real time' monitoring. Studies have shown that lack of accurate bridge fatigue and bearing performance information, for example, often lead to excessive repairs and thus greater costs, as well as traffic inconvenience or paralysis. The second sBMS-TM application relates to new bridge construction situations. The Antaeus sBMS-TM is configured to be installed concurrently with bridge erection, assuring mechanical integrity in the still incomplete structure. Further, the existence of a monitoring system which can track up to twenty different bridge deterioration metrics simultaneously, substantially reduces the risk of otherwise undetected problems. This is becoming more important as the private-public DBOM (design-build-operate-maintain) paradigm gains acceptance.

MANUFACTURING

Certain manufacturers are capable of producing the fatigue fuse and EFS at a reasonable cost. No assurance can be given, however, that these devices will be successfully manufactured, that they can be commercially produced, that they will perform to Management's expectations, or that they will be successfully marketed. Moreover, significant competition may develop.

PATENTS

Matech is the assignee of four patents originally issued to Tensiodyne Corporation. The first was issued on May 27, 1986, and expires on May 27, 2003. It is titled "Device for Monitoring Fatigue Life" and bears United States Patent Office Numbers 4,590,804. The second patent, titled "Method of Making a Device for Monitoring Fatigue Life" was issued on February 3, 1987 and expires February 3, 2004, United States Patent Office Number 4,639,997. The third patent, titled "Metal Fatigue Detector" was issued on August 24, 1993 and expires on August 24, 2010, United States Patent Number 5,237,875. The fourth patent, titled "Device for Monitoring the Fatigue Life of a Structural Member and a Method of Making Same," was issued on June 14, 1994 and expires on June 14, 2011, United States Patent Number 5,319,982. In addition, the Company owns a fifth patent titled "Device for Monitoring the Fatigue Life of a Structural Member and a Method of Making Same" with United States Patent Number 5,425,274.

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

ITEM 2.  PROPERTIES

The Company leases an office at 11661 San Vicente Blvd., Suite 707, Los Angeles, California, 90049. The space consists of 830 square feet and will be adequate for the Company's current and foreseeable needs. The total rent is payable at $2,011 per month. As of December 31, 1999, the lease had 5 months remaining for a total rent of $10,055. SEE, Note 8(g) to Financial Statements.

Matech owns a remote monitoring system and certain equipment that was being used by the University of Pennsylvania for instructional and testing purposes. The Company determined that the system has no future use and probably cannot be sold. Therefore, the Company charged its full cost of $97,160 to operations, which is included in general and administrative expenses.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not presently involved in any legal proceedings that in management's opinion might have a material effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the NASDAQ Bulletin Board. Its symbol is MTEY.

From January 1998 through December 31, 1999, Matech's Common Stock was quoted between a low bid of $.25 per share and a high bid of $2.821 per share on the NASDAQ Bulletin Board. Such over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions. The following chart shows the high and low bid prices per share per calendar quarter from January 1998 to December 1999.

                                  High Bid Price(1)           Low Bid Price(1)
First Quarter 1998                       $2.75                      $.25
Second Quarter 1998                      $2.812                     $.50
Third Quarter 1998                       $1.375                     $.593
Fourth Quarter 1998                      $1.50                      $.312
First Quarter 1999                       $.625                      $.218
Second Quarter 1999                      $.625                      $.37
Third Quarter 1999                       $.625                      $.32
Fourth Quarter 1999                      $1.75                      $.375

(1)All bid prices were supplied to the Company by Smith Barney.

On January 31,2000, there were 479 holders of record of the Company's common stock and one holder of its Class B Common Stock.

No dividends on any of the Company's shares were declared or paid during 1999 nor are any dividends contemplated in the foreseeable future.

At various times during 1999 the Company issued Common Stock to various persons relying on Section 4(2) of the Securities Act of 1933. Each and every such person has been associated with the Company in some way, is sophisticated, and is familiar with the Company, its business, and its financial position.

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

On March 5, 1999, the Board authorized the Corporation to issue 50,000 shares of Common Stock to John Goodman, a director, for services rendered to the Corporation.

On March 5, 1999, the Board authorized the Corporation to issue 50,000 shares of Common Stock to a consultant for services rendered to the Corporation.

On May 27, 1999, the Board authorized the issuance of 200,000 shares of Common Stock to Joel Freedman, a director, for services rendered to the Corporation.

On June 9, 1999, the Board authorized the issuance of 2,000,000 shares of Common Stock to Robert M. Bernstein, Chairman of the Board, President, and controlling shareholder, at $.05 per share in exchange for cancellation of $100,000 of cash advances he made to the Corporation.

On June 12, 1999, the Board authorized the issuance of 200,000 shares of Common Stock to C. Timothy Smoot, counsel to the Corporation, for services rendered.

On June 21, 1999, the Board authorized the issuance of 100,000 shares of Common Stock to a Consultant for $.35 per share, payable by a non-recourse, non-interest bearing promissory note payable on or before June 15, 2003 and secured by the 100,000 shares.

On July 2, 1999, the Board authorized the issuance of 25,000 shares of Common Stock to Alex Adelson, a consultant and advisory board member, or his designees, and stock options for 675,000 shares of Common Stock with an exercise price of $.25 per share.

On July 7, 1999,  the Board  authorized  and the  issuance of 672,205  shares of
Common  Stock  to  the  University  of   Pennsylvania  in  accordance  with  the
Corporation's Agreement with the University licensing the rights to the EFS.

On August 23, 1999, the Board authorized the issuance of 50,000 shares of Common Stock to a consultant for services rendered to the Corporation.

On September 29, 1999, the Corporation issued 8,000 shares of Common Stock to a consultant for public relations services.

On September 30, 1999, the Board authorized the grant of options to purchase 200,000 shares of Common Stock at $.60 per share to a consultant for services rendered to the Corporation.

On October 11, 1999, the Board authorized the issuance of 333,333 shares of Common Stock to a private investor for $.45 per share.

On October 27, 1999, the Corporation authorized the issuance of a total 300,000 shares of Common Stock to seven members of the Corporation's advisory Board. No member received more than 50,000 shares.

On November 10, 1999, the Board authorized the issuance of 10,000 shares of Common Stock to another member of the Corporation's advisory Board.

On November 15, 1999, the Board authorized the issuance of 4,500 shares of Common Stock to a consultant for services rendered to the Corporation.

On November 22, 1999, the Board cancelled two warrants to purchase a total of 2,000,000 shares of Common Stock at $.10 per share with an expiration date of June 30, 2002, that were originally authorized on June 25, 1998 at $.50 per share. Robert M. Bernstein, Chairman and President held one warrant to purchase 1,800,000 shares and Joel Freedman, a director, held the other warrant to purchase 200,000 shares.

On November 22, 1999, the Corporation authorized the issuance of 92,000 shares of Common Stock to John Goodman, a director and engineer for the Corporation, and 50,000 shares to a consultant, both for services rendered to the Corporation

On December 17, 1999, the Corporation authorized the issuance of 15,500 shares of Common Stock to a consultant for services rendered to the Corporation.

On December 31, 1999, the Corporation authorized the issuance of 150,000 shares of Common Stock to a consultant for services rendered to the Corporation.

On January 12, 2000, the Board authorized the issuance of up to 110,000 shares of Common Stock to a group of approximately 22 investors who were defrauded by a former consultant to the Corporation in exchange for an assignment of their claims to the Corporation and a release of all claims against the Corporation.

On January 27, 2000, the Board authorized the Corporation to issue 40,000 shares of Class B Common Stock to Robert M. Bernstein in exchange for 40,000 shares of Common Stock. Mr. Bernstein, therefore, owns 100,000 shares of Class B Common Stock that has 500 votes per share. Therefore, Mr. Bernstein's Class B Common Stock has 50 million votes and gives him effective control of the Company.

On January 31, 1999, the Board authorized the issuance of 50,000 shares of Common Stock to David Haberman, a new member of the Corporation's advisory board.

On February 8, 1998, the Board authorized the issuance of 10,000 shares of Common Stock to a consultant for services.

On February 14, 2000, the Board authorized an amendment to the Corporation's Articles of Incorporation increasing the authorized shares of Common Stock from 30 million to 100 million shares. On that same day, by consent, Mr. Bernstein and Mr. Freedman voted their shares to so amend the Articles.

On February 14, 2000, the Board authorized the Corporation to increase the number of shares of Common Stock that may be issued under the Corporation's 1998 Stock Plan from 800,000 shares to 1,800,000 shares of Common Stock.

SEE, Notes 10 e, 11, 12, and 13 of the Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

The  selected   financial  data  for  the   Corporation  are  derived  from  the
Corporation's financial statements. The selected financial data should be read in conjunction with the Corporation's financial statements attached hereto.



                                                   Fiscal Year Ending December 31,

-------------------------- -------------- -------------- -------------- -------------- --------------- --------------
                                1995           1996           1997           1998            1999       Inception to
                                                                                                        December 31,
                                                                                                           1999
-------------------------- -------------- -------------- -------------- -------------- --------------- --------------
Net Sales                           $ --           $ --           $ --           $ --            $ --           $ --
-------------------------- -------------- -------------- -------------- -------------- --------------- --------------
Income from Research
Development Contract                $ --           $ --      $ 336,410       $374,324        $924,484     $2,347,798
-------------------------- -------------- -------------- -------------- -------------- --------------- --------------
Income (Loss) from
Continued Operations           $(203,849)     $(483,186)     $(177,221)     $(670,271)      $(539,283)   $(4,052,917)
-------------------------- -------------- -------------- -------------- -------------- --------------- --------------
Income (Loss) from
Continued Operations Per
Common Share                                                  $(.0293)       $(.0625)        $(.0440)
-------------------------- -------------- -------------- -------------- -------------- --------------- --------------
Common Shares
 Outstanding                                                 4,551,258      8,782,808      12,342,534
-------------------------- -------------- -------------- -------------- -------------- --------------- --------------
Total Assets                    $150,692       $208,299       $287,257       $233,746        $250,041
-------------------------- -------------- -------------- -------------- -------------- --------------- --------------
Total Liabilities               $783,882     $1,046,517       $618,582       $719,178        $870,586
-------------------------- -------------- -------------- -------------- -------------- --------------- --------------
Redeemable Preferred                $ --       $150,000       $150,000       $150,000            $ --
Stock
-------------------------- -------------- -------------- -------------- -------------- --------------- --------------
Total Stockholders'
Equity (Deficit)               $(585,796)     $(988,218)     $(481,325)     $(485,432)      $(620,545)
-------------------------- -------------- -------------- -------------- -------------- --------------- --------------
Dividends                           $ --           $ --           $ --           $ --            $ --
-------------------------- -------------- -------------- -------------- -------------- --------------- --------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of results of operations, capital resources, and liquidity pertains to the activities of the Company for the years ended December 31, 1997, 1998 and 1999.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999.

In 1999, the Company received $924,484 under two contracts with the federal government for research and development on the EFS. In 1998, the Company received $374,324 under its contracts with Southwest Research Institute ("SWRI") and the U. S. Air Force. In 1997, the Company received $336,410 under its contract with SWRI.

Costs and Expenses

Research and  development  Costs were $536,237 for 1999,  $252,257 for 1998, and
$78,409  for  1997.   Of  the  $536,237  paid  in  1999,   $436,888  related  to
subcontractor costs.

General and Administrative costs were $875,444 for 1999, $792,338 for 1998, and $392,980 for 1997. The major costs in 1999 were officer's salary of $150,000, legal fees of $88,791, travel expenses of $60,055, accounting fees of $32,814, rent of $25,375, and office expense of $20,337.

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

Liquidity and Capital Resources

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

Any prediction of the likelihood or timing of obtaining the required funding would be highly speculative. The Company's ability to obtain such financing may depend on the results of the research contracts with the U.S. Air Force.

Cash and cash equivalents at December 31,1999 were $62,904. During 1999 the Company received $150,000 from sale of its Common Stock. The Company's President advanced $102,198 of which $71,500 was repaid towards his loan account. The Company also received $7,405 as a deposit on the future sale of the Company's Common Stock. From the proceeds received, the Company used $110,125 in its operations.

Cash and cash equivalents at December 31, 1998 were $20. During 1998, the Company received $125,000 from the sale of its common stock under the Company's 1998 Stock Option Plan. The Company's president advanced $150,500, and $34,611 was repaid towards his loan account. The Company also received $261,450 from the sale of securities it held for sale. From the cash received in 1998, the Company used $411,466 in its operations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached hereto and incorporated herein by reference are audited financial statements of the Registrant as at December 31, 1999 prepared in accordance with Regulation S-X (17 CFR Section 210)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, office,  and principal  occupation of the executive  officers and
directors  of  Matech  and  certain  information   relating  to  their  business
experiences are set forth below:

       NAME                     AGE                       POSITION
Robert M. Bernstein             65               President/Chief Financial
                                                 Officer, Chairman of the Board

Joel R. Freedman                40               Secretary/Director
Dr. John Goodman                66               Chief Engineer/Director

The Term of the directors and officers of Matech is until the next annual meeting or until their successors are elected.

ROBERT M. BERNSTEIN, PRESIDENT/CHIEF FINANCIAL OFFICER/CHAIRMAN OF THE BOARD. Robert M. Bernstein is 65 years of age. He received a Bachelor of Science degree from the Wharton School of the University of Pennsylvania in 1956. From August 1959 until his certification expired in August 1972, he was a Certified Public Accountant licensed in Pennsylvania. From 1961 to 1981, he was a consultant specializing in mergers, acquisitions, and financing. From 1981 to 1986, Mr. Bernstein was Chairman and Chief Executive Officer of Blue Jay Enterprises, Inc. of Philadelphia, PA, an oil and gas exploration company. In December 198 5, he formed a research and development partnership for Tensiodyne, funding approximately $750,000 for research on the Fatigue Fuse. In October 1988 he became Chairman of the Board, President, Chief Financial Officer, and CEO of Matech 1 and retained these positions with the Company after the spin off from Matech 1 on July 31, 1997.

JOEL R. FREEDMAN, SECRETARY/DIRECTOR. Joel R. Freedman is 40 years of age. From October 1989 until February 1994, Mr. Freedmen was Secretary and a Director of Tensiodyne and Matech 1, retaining these positions with the Company after the spin-off from Matech 1 on July 31, 1997. Mr. Freedman attends board meetings and provides advice to the Company as needed. Since 1983, he has been president of Genesis Advisors, Inc., an investment advisory firm in Bala Cynwyd, Pennsylvania. His duties there are a full-time commitment. Accordingly, he does not take part in Matech's daily activities. He is not a director of any other company.

DR. JOHN W. GOODMAN, CHIEF ENGINEER/DIRECTOR. Dr. John W. Goodman is 66 years of age. He is presently Senior Staff Engineer, Materials Engineering Department of TRW Space and Electronics and was formerly Chairmen of the Aerospace Division of the American Society of Mechanical Engineers. He holds a Doctorate of Philosophy in Materials Science that was awarded with distinction by the University of California at Los Angeles in 1970. In 1957, he received a Masters of Science degree in Applied Mechanics from Penn State University and in 1955 he received a Bachelor of Science degree in Mechanical Engineering from Rutgers University. From 1972 to 1987, Dr. Goodman was with the U. S. Air Force as lead Structural Engineer for the B-1 aircraft; Chief of the Fracture and Durability Branch and Materials Group Leader, Structures Department, Aeronautical Systems Center, Wright-Patterson Air Force Base. From 1987 to December 1993, he was on the Senior Staff, Materials Engineering Department of TRW Space and Electronics. He has been Chief Engineer for Development of Matech's products since May 1993. He worked full time for Matech 1 from August 1993 to December 1994, when he returned to TRW. Since then he has consulted with the Company periodically.

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

DR. LAWRENCE CHIMERINE. Dr. Chimerine is Managing Director and Chief Economist for the Economic Strategy Institute (ESI) in Washington, D.C.; Senior Economic Advisor for The WEFA Group in Eddystone, PA; and President of Radnor International Consulting Inc. in Radnor, PA. He is the former Chairman, Chief Executive, and Chief Economist of Chase Econometrics and The WEFA Group. For more than 19 years, Dr. Chimerine has lent his advice and council to an impressive resume of Fortune 500 companies, financial institutions, and government agencies, providing private consultation on the state of the U.S. and world economics, specific industries, and sectors, and the impact of economic conditions on decision making, budgeting, and strategic planning. He has served on numerous corporate boards, is a member of various professional associations, and has held teaching positions at three universities. From 1965 to 1979, Dr. Chimerine was Manager of the U.S. Economic Research and Forecasting for the IBM Corporation. He left IBM to assume the chairmanship at Chase Economics and, in 1987, was appointed Chairman and CEO of the WEFA Group. Dr. Chimerine has served on numerous governmental advisory boards including the House of Representatives Task Force on International Competitiveness, the Census Advisory Committee, and the Economic Policy Board of the Department of Commerce. He is frequently called upon to testify on key economic issues before Congressional committees including the House and Senate Budget Committee, Joint Economic Committee, Senate Finance Committee, Senate Banking Committee, and the House Committee on Monetary Policy.

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

ROBERT F. CUSHMAN, ESQ. Mr. Cushman is a partner in the Philadelphia office of Pepper Hamilton LLP, is also the permanent chairman of the Andrews Conference Group Construction Super Conference, and is the organizing chairman of the Forbes Magazine Conferences on Worldwide Infrastructure Partnerships, Rebuilding America's Infrastructure Conference, Alternative Dispute Resolution, the Forbes/Council of the Americas Latin American Marketing Conference and the Forbes Environmental Super Conference.

DAVID HABERMAN. Mr. Haberman is the chairman and co-founder of DCH Technology Inc., a company that specializes in hydrogen technology development, safety, process monitoring and hydrogen fuel cell power applications. William B. Richardson, secretary of the Department of Energy (DOE), appointed Mr. Haberman to represent the perspectives of commercial product developers and safety engineers on the Hydrogen Technical Advisory Board (HTAP). This panel, created by the Hydrogen Futures Act, reports directly to the Secretary of Energy and is responsible to the U.S. Congress to monitor the DOE's implementation of the National Hydrogen Program. As a director of the National Hydrogen Association
(NHA), Mr. Haberman chairs the Implementation Planning Committee. He is a co-founder and president of the California Hydrogen Business Council, an American delegate and member of the International Standards Organization (ISO) Working Group on hydrogen system safety, and works to define the commercial future of hydrogen energy. DCHT's hydrogen sensors contribute to the structural integrity-monitoring mission of the Corporation.

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

RONALD W. LANDGRAF. Ronald W. Landgraf, age 59, spent 20 years in the industrial sector, first as a Material Engineer in the Micro Switch Division of Honeywell, Inc. in Freeport, Illinois, and later as a Research Scientist, Metallurgy Dept., Engineering & Research Staff of Ford Motor Company in Dearborn, Michigan. In 1988, he became a Visiting Professor at Virginia Tech and in 1990, a Professor.

T.Y. LIN. Mr. Lin graduated from Tangshan College, Jiaotong University, and received a M.S. degree in Civil Engineering from the University of California at Berkeley. Since 1934, he taught and practiced civil engineering in China and the U.S. and planned and designed highways, railways, and over 1,000 bridges and buildings in Asia and the Americas. He is known as Mr. Prestressed Concrete in the U.S., having pioneered both the technology and industry in the 1950s. He authored and co-authored three textbooks in structural engineering and more than 100 technical papers. He was the founder of T.Y. Lin International that provides design and analysis for all types of concrete and steel structures and pioneered the design of long-span structures, prestressing technology, and new design and construction methods over the past 40 years.

Y.C. YANG. Mr. Yang is a pioneer in "value engineering" which has optimized many projects with economic te-designs. He is a recipient of the 1988 Jiaotong University Outstanding Alumnus Award, a citation from Engineering News Record, and the ACI Mason Award. With their partnership dating back to wartime China in the early 1940s, Mr. Lin and Mr. Yang established their international stature in the U.S. over the five decades that followed. In 1992, they formed the San Francisco, CA headquartered firm, Lin Tung-Yen China, Inc., to continue their tradition of excellence and innovation in structural and civil engineering and to serve as a bridge between East and West. The firm serves its clients through various tasks, ranging from planning and designs to construction management and the introduction of financing.

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

THOMAS V. ROOT. Mr. Root is President and CEO of Optim Incorporated, a company that develops, manufactures, markets, sells, and services flexible endoscopic products and solutions to medical and industrial markets. Optim Incorporated is ISO 2001-certified and also manufactures and markets a complete line of industrial fiberscopes to serve the remote inspection needs of aerospace, transportation, energy generation, law enforcement, and school security markets. Mr. Root has had 25 years of experience in all methods of nondestructive testing and was an NDT, Level III, member of the American Society for Nondestructive
Testing (ASNT) Educational Council and Level III question committee. In addition, he is past chairman of ASNT CT Yankee, and former member of SAE Committee (k). His career began at General Dynamics in 1972 and after serving in the nondestructive test engineering and education departments he joined Technical Operations as manager of Technical Services in 1976. In 1978, Mr. Root co-founded Northeast NDE Company, a private distribution and service company committed to providing products and services for the development of nondestructive testing applications. After completing a sale transaction to Northeast NDE's treasurer, in 1990 Mr. Root founded Valtec Systems, a private firm, for the development and distribution of specialty nondestructive testing systems. In early 1996, he sold Valtec and became Vice President of Operations and General Manager of the industrial products company of Applied Fiberoptics, Inc., the predecessor of Optim Inc. In 1997 he became the CEO of Optim.

SAMUEL I. SCHWARTZ. Samuel I. Schwartz, age 49, is presently President of Sam Schwartz Co., consulting engineers, primarily in the bridge industry. Mr. Schwartz received his BS in Physics from Brooklyn College in 1969, and his Masters in Civil Engineering from the University of Pennsylvania in 1970. From February 1986 to March 1990, was the Chief Engineer/First Deputy Commissioner, New York City Department of Transportation and from April 1990 to the present acted as a director of the Infrastructure Institute at the Cooper Union College, New York City, New York. From April 1990 to 1994 he was a Senior Vice President of Hayden Wegman Consulting Engineers, and is a columnist for the New York Daily News.

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


ITEM 11.  EXECUTIVE COMPENSATION

------------------ ------- ------------ ----------- ------------ --------------- -------------- ------------ ------------
                                                    Other
Name and                                            Annual       Restricted                                  All Other
Principal                                           Compen-      Stock           Options        LTIP         Compen-
Position           Year    Salary ($)   Bonus ($)   sation ($)   Awards ($)      (SARs (#)      Payout ($)   sation ($)
------------------ ------- ------------ ----------- ------------ --------------- -------------- ------------ ------------
Robert M.          1997    $  90,417    $     --    $    --      $   1,500(1)           --      $     --     $      --
Bernstein CEO      1998    $ 100,000    $     --    $    --      $      --       1,800,000(2)   $     --     $      --
                   1999    $ 150,000    $     --    $    --                                     $     --     $      --
------------------ ------- ------------ ----------- ------------ --------------- -------------- ------------ ------------
John W.            1997    $  24,885    $     --    $    --      $      --              --      $     --     $      --
Goodman            1998    $  20,462    $     --    $    --      $      --              --      $     --     $      --
Director and       1999    $  23,384    $     --    $    --      $  11,700(3)           --      $     --     $      --
Engineer
------------------ ------- ------------ ----------- ------------ --------------- -------------- ------------ ------------

(1)On July 31, 1997, Matech 1 issued 1,049,454 of Common Stock to Mr. Bernstein in exchange for $372,000 in accrued salary owed to him. In addition, the Company authorized issuing Mr. Bernstein an additional 450,000 shares of its common stock.

(2)In June 1998, the Corporation issued Mr. Bernstein a Warrant to purchase 1,800,000 shares of Common Stock for $.50 per share that was later reduced to $.10 per share. In November 1999, the Board cancelled this Warrant with Mr. Bernstein's approval.

(3)In 1999, the Corporation issued Mr. Goodman 142,000 shares of restricted Common Stock. These shares were valued at $11,700.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AS OF DECEMBER 31, 1999

Security Ownership of Certain Beneficial Owners

                                              AMOUNT AND NATURE
CLASS OF STOCK    NAME AND ADDRESS OF         OF BENEFICIAL         PERCENT OF
                  BENEFICIAL OWNER            OWNERSHIP             CLASS

Common Stock      Sherman Baker               1,077,920 Shares      7.4%
                  555 Turnpike St.
                  Canton, MA  02021

Security Ownership of Management

                                              AMOUNT AND NATURE
CLASS OF STOCK    NAME AND ADDRESS OF         OF BENEFICIAL         PERCENT OF
                  BENEFICIAL OWNER            OWNERSHIP             CLASS

Common Stock      Robert M. Bernstein, CEO    4,393,201 Shares      30.1%(1)
                  Suite 707
                  11661 San Vicente Blvd.
                  Los Angeles, CA  90049

                  Joel R. Freedman, Director  624,671 Shares        4.3%
                  1 Bala Plaza
                  Bala Cynwyd, PA 19004

                  John Goodman, Director      200,000 Shares        1.4%
                  Suite 707
                  11661 San Vicente Blvd.
                  Los Angeles, CA 90049

                  Directors and executive     5,217,872 Shares      35.8%
                  officers as a group
                  (3 persons)

Class B           Robert M. Bernstein         100,000 Shares        100.00%(1)
Common Stock      Suite 707
                  11661 San Vicente Blvd.
                  Los Angeles, CA 90049

(1) Each of Mr. Bernstein's Class B Common Shares has 500 votes on any matter on which the common stockholders vote. Accordingly, these shares give Mr. Bernstein 50 million votes. Those votes give Mr. Bernstein voting control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(SEE NOTE 11 TO FINANCIAL STATEMENTS.)

From time to time, Robert M. Bernstein advanced funds to the Company. At December 31, 1999, the Company owed Mr. Bernstein $10,270 for such advances. In June 1999, the Company issued Mr. Bernstein 2,000,000 shares of Common Stock in exchange for cancellation of $100,000 of such advances. On December 31, 1999, the Company owed him $10,270. The Board has approved paying Mr. Bernstein interest at the rate of 10% per year on his advances. Robert M. Bernstein is under no obligation to make further advances to the Company but may continue to so do at his sole discretion. (SEE, Note 11r to Financial Statements.)

In August, 1997, the Company's Board of Directors signed a resolution recognizing the Company's extreme dependence on the experience, contacts, and efforts of Mr. Bernstein and authorized to pay him a salary of $150,000 a year since 1991. Mr. Bernstein will receive the compensation at such time as the Board has determined that the Company has profited from. Mr. Bernstein's efforts in regards to the Company receiving substantial funding, the licensing of its technology, the selling of its technology, the Company's merger with another company, or otherwise profiting in a substantial manner. The amount that would be due to Mr. Bernstein as of December 31, 1999, had the Board so declared, is approximately $607,583. This amount represents the difference between the $150,000 a year and the compensation actually accrued during the year 1991 through 1999.

On June 25, 1998, the Board authorized the Corporation to issue two warrants to purchase a total of 2,000,000 shares of Common Stock at $.50 per share with an expiration date of June 30, 2002, one to Robert M. Bernstein, Chairman and Chief Executive Officer, for 1,800,000 shares of Common Stock and one to Joel Freedman, a director, for 200,000 shares of Common Stock. On November 6, 1998, the Board authorized a decrease in the purchase price of the warrants from $.50 per share to $.10 per share. On November 22, 1999, the Board cancelled these warrants with the approval of Mr. Bernstein and Mr. Freedman.

In June 1999, the Company issued  2,000,000 shares of its Common Stock to Robert
M. Brenstein in exchange for the cancellation of $100,000 of indebtedness owed Mr. Bernstein.

                                     PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS IN FORM 8-K

a.   Exhibits.

EXHIBIT
NO.          DESCRIPTION                            PAGE NO.

3(i)         Certificate of Incorporation of        Previously filed in connec-
             Material Technologies, Inc.            tionwith S-1 Registration
                                                    Statement that became effec-
                                                    tive on July 31, 1997.

3(ii)        Bylaws of Material Technologies,       Previously filed with July
             Inc.                                   31, 1997 S-1

4.1          Class A Convertible Preferred          Previously filed with July
             Stock Certificate of Designations      31, 1997 S-1

4.2          Class B Convertible Preferred          Previously filed with July
             Stock Certificate of Designations      31, 1997 S-1

10.1         License Agreement Between              Previously filed with July
             Tensiodyne Corporation and the         31, 1997 S-1
             Trustees of the University of
             Pennsylvania

10.2         Sponsored Research Agreement           Previously filed with July
             between Tensiodyne Corporation         31, 1997 S-1
             and the Trustees of the
             University of Pennsylvania

10.3         Amendment 1 to License Agreement       Previously filed with July
             Between Tensiodyne Scientific          1997 S-1
             Corporation and the Trustees of
             the University of Pennsylvania

10.4         Repayment Agreement Between            Previously filed with July
             Tensiodyne Scientific Corporation      31, 1997 S-1
             and the Trustees of the
             University of Pennsylvania

10.5         Teaming Agreement Between              Previously filed with July
             Tensiodyne Scientific Corporation      31, 1997 S-1
             and Southwest Research Institute

10.6         Letter Agreement between               Previously filed with July
             Tensiodyne Scientific Corporation,     31,1997 S-1
             Robert M. Bernstein, and Stephen
             Forrest Beck and Handwritten
             modification.

10.7         Agreement Between Tensiodyne           Previously filed
             Corporation and Tensiodyne 1985-1
             R&D Partnership is incorporated
             by reference from Exhibit 10.3
             of Material Technology, Inc.'s
             S-1 Registration Statement,File
             No. 33-83526 which became
             effective on January 19, 1996.

EXHIBIT
NO.          DESCRIPTION                            PAGE NO.

10.8         Amendment to Agreement Between         Previously filed
             Material Technology, Inc. and
             Tensiodyne 1985-1 R&D Partnership
             is incorporated by reference from
             Exhibit 10.6 of Material
             Technology, Inc.'s S-1
             Registration Statement, File No.
             33-83526 which became effective
             on January 19, 1996.

10.9         Agreement Between Advanced             Previously filed
             Technology Center of Southeastern
             Pennsylvania and Material
             Technology, Inc. is incorporated
             by reference from Exhibit 10.4 of
             Material Technology, Inc.'s
             S-1 Registration Statement, File
             No. 33-83526 which became
             effective on January 19, 1996.

10.10        Addendum to Agreement Between          Previously filed
             Advanced Technology Center of
             Southeastern Pennsylvania and
             Material Technology, Inc. is
             incorporated by reference from
             Exhibit 10.5 of Material
             Technology, Inc.'s S-1 Registra-
             tion Statement, File No. 33-83526.

10.11        Shareholder Agreement Between          Previously filed
             Tensiodyne Corporation, Variety
             Investments, Ltd. and Countryman
             Investments, Ltd. is incorporated
             by reference from Exhibit 10.7
             of Material Technology, Inc.'s
             S-1 Registration Statement,
             File No. 33-83526 which became
             effective on January 19, 1996.

10.12        Agreement and Plan of Reorganiza-      Previously filed
             tion By and Between Tensiodyne
             Corporation, Pegasus Technologies,
             Inc. and Lloyd and E. Anne
             Eisenhower and Doug Froom is
             incorporated by reference from
             Exhibit 2.1 of Material Technology,
             Inc.'s S-1 Registration Statement,
             File No. 33-83526 which became
             effective on January 19, 1996.

10.13        Settlement Agreement and Modifi-       Previously filed
             cation to Agreement and Plan of
             Reorganization is incorporated by
             reference from Exhibit 2.3 of
             Material Technology, Inc.'s S-1
             Registration Statement, File No.
             33-83526 which became effective
             on January 19, 1996.

10.14        Equipment Loan Agreement between       Previously filed
             Tensiodyne and the University of
             Pennsylvania is incorporated by
             reference from Exhibit 10.8
             of Material Technology, Inc.'s
             S-1 Registration Statement, File
             No. 33-83526 which became
             effective on January 19, 1996.

27           Financial Data Schedule

     b.  Reports on Form 8-K - none.

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

Date:   February 25, 2000

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

Date:   February 25, 2000

By: /s/ Joel Freedman

    ------------------------
    Joel Freedman, Secretary and Director

Date:   February 25, 2000

By: /s/ John Goodman

    ------------------------
    John Goodman, Director

Date:   February 25, 2000

                           MATERIAL TECHNOLOGIES, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                    CONTENTS

                                                                      PAGE

     Independent Auditors' Report                                     F-1

     Balance Sheets                                                   F-2

     Statements of Operations                                         F-4

     Statements of Comprehensive Loss                                 F-5

     Statement of Stockholders' Equity (Deficit)                      F-6

     Statements of Cash Flows                                         F-10

     Notes to Financial Statements                                    F-12

JONATHON P. REUBEN, CPA

                           An Accountancy Corporation

                23440 Hawthorne Blvd. Suite 270 Torrance CA 90505
                       (310) 378-3609 o FAX (310) 378-3709


                          Independent Auditors' Report

Board of Directors
Material Technologies, Inc.
Los Angeles, California

We have audited the accompanying balance sheets of Material Technologies, Inc., (A Development Stage Company) as of December 31, 1998 and 1999, and the related statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows, for the years ended December 31, 1997, 1998, and 1999 and for the period from the Company's inception (October 21, 1983) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Material Technologies, Inc. as of December 31, 1997 and 1998, and the results of its operations, its comprehensive loss, and its cash flows for the years ended December 31, 1997, 1998, and 1999, and for the period from Company's inception (October 21, 1983) through December 31, 1999, in conformity with generally accepted accounting principles.

/s/ Jonathon P. Reuben CPA
--------------------------
Jonathon P. Reuben,
Certified Public Accountant
Torrance, California

February 22, 2000

                           MATERIAL TECHNOLOGIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                December 31,
                                                            1998            1999
                                                        --------        --------
CURRENT ASSETS
  Cash and Cash Equivalents ....................        $     20        $ 62,904
  Accounts Receivable ..........................         202,737         144,796
  Employee Advance .............................           1,500           1,500
                                                        --------        --------
    TOTAL CURRENT ASSETS .......................         204,257         209,200
                                                        --------        --------
FIXED ASSETS
  Property and Equipment, Net
      of Accumulated Depreciation ..............           2,712           3,949
                                                        --------        --------
OTHER ASSETS
  Investments ..................................           8,219          20,055
  Intangible Assets, Net of
    Accumulated Amortization ...................          16,690          14,701
  Refundable Deposit ...........................           1,868           2,136
                                                        --------        --------
    TOTAL OTHER ASSETS .........................          26,777          36,892
                                                        --------        --------
    TOTAL ASSETS ...............................        $233,746        $250,041
                                                        ========        ========

                           MATERIAL TECHNOLOGIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------

                                                               December 31,
                                                            1998           1999
                                                     -----------    -----------
CURRENT LIABILITIES
  Legal Fees Payable .............................   $   149,453    $   145,900
  Fees Payable to R&D Subcontractor ..............          --          101,322
  Consulting Fees Payable ........................       101,669        159,000
  Accounting Fees Payable ........................        23,308         24,153
  Other Accounts Payable .........................        17,334         18,122
  Accrued Expenses ...............................        25,197         24,269
  Notes Payable - Current Portion ................        46,273         84,007
  Loan Payable - Officer .........................        73,177         10,270
  Loans Payable - Others .........................          --             --
                                                     -----------    -----------
    TOTAL CURRENT LIABILITIES ....................       436,411        567,043

Payable on Research and
  Development Sponsorship ........................       257,240        303,543
Notes Payable - Other ............................        25,527           --
                                                     -----------    -----------
    TOTAL LIABILITIES ............................       719,178        870,586
                                                     -----------    -----------
REDEEMABLE PREFERRED STOCK
  Class B Preferred Stock, $.001 Par Value
     Authorized 510 Shares, Outstanding 15
     Shares at December 31, 1997; Redeemable
     at $10,000 Per Share After January 31, 2002 .          --             --
                                                     -----------    -----------
STOCKHOLDERS' (DEFICIT)
  Class A Common Stock, $.001 Par Value,
     Authorized 30,000,000 Shares, Outstanding
     10,061,897 Shares at December 31, 1998,
     14,597,435 Shares at  December 31, 1999 .....        10,062         14,597
  Class B Common Stock, $.001 Par Value,
     Authorized 100,000 Shares, Outstanding
     60,000 Shares ...............................            60             60
  Class A Preferred, $.001 Par Value,
     Authorized 900,000 Shares Outstanding
     350,000 Shares ..............................           350            350
  Additional Paid in Capital .....................     3,024,231      3,455,004
  Less Notes and Subscriptions Receivable -
     Common Stock ................................       (14,720)       (39,694)
  Deficit Accumulated During the Development Stage    (3,513,634)    (4,052,917)
  Unrealized Holding Gain on Investment Securities         8,219          2,055
                                                     -----------    -----------
  TOTAL STOCKHOLDERS' (DEFICIT) ..................      (485,432)      (620,545)
                                                     -----------    -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)    $   233,746    $   250,041
                                                     ===========    ===========


                             See accompanying notes.


                           MATERIAL TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                    From Incep-
                                                                                    tion (Octo-
                                                                                    ber 21, 1983)
                                                                                      Through
                                                                                    December 31,
                                            1997            1998            1999        1999
                                    ------------    ------------    ------------    ------------
REVENUES
  Sale of Fatigue Fuses .........   $       --      $       --      $       --      $     64,505
  Sale of Royalty Interests .....           --              --              --           198,750
  Income from Research and
    Development Contract ........        336,410         374,324         924,484       2,347,798
  Test Services .................           --              --              --            10,870
                                    ------------    ------------    ------------    ------------
    TOTAL REVENUES ..............        336,410         374,324         924,484       2,621,923
                                    ------------    ------------    ------------    ------------
COSTS AND EXPENSES
  Research and Development ......         78,409         252,257         536,237       2,375,199
  General and Administrative ....        392,980         792,338         875,444       4,169,164
                                    ------------    ------------    ------------    ------------
    TOTAL COSTS AND EXPENSES ....        471,389       1,044,595       1,411,681       6,544,363
                                    ------------    ------------    ------------    ------------
    INCOME (LOSS) FROM OPERATIONS       (134,979)       (670,271)       (487,197)     (3,922,440)
                                    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
  Expense Reimbursed ............         11,037            --              --             4,510
  Interest Income ...............              8               8           2,613          42,116
  Miscellaneous Income ..........           --              --              --            25,145
  Loss on Sale of Equipment .....           --              --              --           (12,780)
  Settlement of Teaming Agreement           --              --              --            50,000
  Litigation Settlement .........           --              --              --            18,095
  Interest Expense ..............        (42,242)        (42,242)        (58,295)       (184,885)
  Modification of Royalty
    Agreement ...................           --            (7,332)           --            (7,332)
  Gain on Foreclosure ...........         18,697            --              --            18,697
  Gain on Sale of Stock .........         13,901         171,450           4,396         207,497
                                    ------------    ------------    ------------    ------------
    TOTAL OTHER INCOME ..........          1,401         121,884         (51,286)        161,063
                                    ------------    ------------    ------------    ------------
NET INCOME (LOSS) BEFORE EXTRA-
  ORDINARY ITEMS AND PROVISION
  FOR INCOME TAXES ....                 (133,578)       (548,387)       (538,483)     (3,761,377)
PROVISION FOR INCOME TAXES ......           --              (800)           (800)         (8,600)
                                    ------------    ------------    ------------    ------------
     NET INCOME (LOSS) BEFORE
      EXTRAORDINARY ITEMS .......       (133,578)       (549,187)       (539,283)     (3,769,977)
EXTRAORDINARY ITEMS
  Forgiveness of Debt ...........           --              --              --          (289,940)
  Utilization of Operating Loss
    Carry forward ...............           --              --              --             7,000
                                    ------------    ------------    ------------    ------------
    NET INCOME (LOSS) ...........   $   (133,578)   $   (549,187)   $   (539,283)   $ (4,052,917)
                                    ============    ============    ============    ============
PER SHARE DATA
  Income (Loss) Before Extra-
    ordinary Item ...............   $    (0.0293)   $    (0.0625)   $    (0.0440)
  Extraordinary Item ............           --              --              --
                                    ------------    ------------    ------------
    BASIC NET (LOSS) PER SHARE ..   $    (0.0293)   $    (0.0625)   $    (0.0440)
                                    ============    ============    ============
WEIGHTED AVERAGE  COMMON SHARES
  OUTSTANDING ...................      4,551,258       8,782,808      12,242,534
                                    ============    ============    ============

                             See accompanying notes.


                           MATERIAL TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        STATEMENTS OF COMPREHENSIVE LOSS

                                                                      From Incep-
                                                                      tion (Octo-
                                                                     ber 21, 1983)
                                                                        Through
                                                                      December 31,
                                   1997          1998          1999      1999
                            -----------   -----------   -----------   -----------

NET (LOSS) ...............  $  (133,578)  $  (549,187)  $  (539,283)  $(4,052,917)
Other Comprehensive income
  (loss), net of tax
  Unrealized gain (loss)
    on securities ........         --            --          (6,164)        2,055
                            -----------   -----------   -----------   -----------

  Comprehensive Loss .....  $  (133,578)  $  (549,187)  $  (545,447)  $(4,050,862)
                            ===========   ===========   ===========   ===========


                 See accompanying notes and accountants' report.


                                             MATERIALS TECHNOLOGY, INC
                                           (A Development Stage Company)
                                    STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                          Deficit
                                           Class A Common      Class B Common        Class A Preferred                  Accumulated
                                           --------------      --------------        -----------------      Capital      During the
                                       Shares                  Shares                 Shares              in Excess of   Development
                                    Outstanding    Amount    Outstanding   Amount   Outstanding   Amount    Par Value       Stage
                                    -----------    ------    -----------   ------   -----------   ------    ---------       -----

Initial Issuance of Common Stock
     October 21, 1983 ...........        2,408     $    2         --       $ --          --       $ --      $   2,498     $    --
Adjustment to Give Effect to
     Recapitalization on December
     15, 1986
Cancellation of Shares ..........       (2,202)        (2)        --         --          --         --             (2)         --

Balance - October 21, 1983 ......          206       --           --         --          --         --          2,496          --
Shares Issued by Tensiodyne
     Corporation in Connection
     With Pooling of Interests ..       42,334         14         --         --          --         --          4,328          --
Net (Loss), Year Ended
     December 31, 1983 ..........         --         --           --         --          --         --           --          (4,317)

Balance - January 1, 1984 .......       42,540         14         --         --          --         --          6,824        (4,317)
Capital Contribution ............         --           28         --         --          --         --         21,727          --
Issuance of Common Stock ........        4,815          5         --         --          --         --         10,695          --
Costs Incurred in Connection
     With Issuance of Stock .....         --         --           --         --          --         --         (2,849)         --
Net (Loss), Year Ended
     December 31, 1984 ..........         --         --           --         --          --         --           --         (21,797)

Balance - January 1, 1985 .......       47,355         47         --         --          --         --         36,397       (26,114)
Shares Contributed Back
     to Company .................         (315)        (0)        --         --          --         --           --            --
Capital Contributions ...........         --         --           --         --          --         --        200,555          --
Sale of 12,166 Warrants at
     $1.50 per Warrant ..........         --         --           --         --          --         --         18,250          --
Shares Cancelled ................       (8,758)        (9)        --         --          --         --              9          --
Net (Loss), Year Ended
     December 31, 1985 ..........         --         --           --         --          --         --           --        (252,070)

Balance January 1, 1986 .........       38,282         38         --         --          --         --        255,211      (278,184)
Net (Loss), Year Ended
     December 31, 1986 ..........         --         --           --         --          --         --           --         (10,365)

Balance January 1, 1987 .........       38,282         38         --         --          --         --        255,211      (288,549)
Issuance of Common Stock upon
     Exercise of Warrants .......          216       --           --         --          --         --         27,082          --
Net (Loss), Year Ended
     December 31, 1987 ..........         --         --           --         --          --          --           --        (45,389)


                                             MATERIALS TECHNOLOGY, INC
                                           (A Development Stage Company)
                                    STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                    (Continued)

                                                                                                                          Deficit
                                           Class A Common      Class B Common        Class A Preferred                  Accumulated
                                           --------------      --------------        -----------------      Capital      During the
                                       Shares                  Shares                 Shares              in Excess of   Development
                                    Outstanding    Amount    Outstanding   Amount   Outstanding   Amount    Par Value       Stage
                                    -----------    ------    -----------   ------   -----------   ------    ---------       -----

Balance - January 1, 1988                38,498    $   38         --       $ --          --       $ --      $ 282,293    $ (333,938)
Sale of Stock                             2,544         3         --         --          --         --        101,749         --
Services Rendered                         3,179         3         --         --          --                    70,597         --
Net (Loss), Year Ended
    December 31, 1988                      --         --          --         --          --         --          --         (142,335)

Balance - January 1, 1989                44,221        44         --         --          --         --        454,639      (476,273)
Sale of Stock                             4,000         4         --         --          --         --          1,996         --
Services Rendered                        36,000        36         --         --          --                    17,964         --
Net (Loss), Year Ended
     December 31, 1989                     --         --          --         --          --         --          --          (31,945)

Balance - January 1, 1990                84,221        84         --         --          --         --        474,599       508,218)
Sale of Stock                             2,370         2         --         --          --         --         59,248         --
Services Rendered                         6,480         7         --         --          --         --         32,393         --
Net Income, Year Ended
     December 31, 1990                    --         --           --         --          --         --          --          133,894

Balance - January 1, 1991                93,071        93         --         --          --         --        566,240      (374,324)
Sale of Stock                               647         1         --         --         350,000      350      273,335         --
Services Rendered                         4,371         4         --         --          --         --         64,880         --
Conversion of Warrants                       30      --                                                         --
Conversion of Stock                      (6,000)       (6)        60,000       60        --         --          --            --
Net (Loss), Year Ended
     December 31, 1991                    --         --           --         --          --         --          --         (346,316)

Balance - January 1, 1992                92,119        92         60,000       60       350,000      350      904,455      (720,640)
Sale of Stock                            20,000        20         --         --          --         --         15,980         --
Services Rendered                         5,400         5         --         --          --         --         15,515         --
Conversion of Warrants                    6,000         6         --         --          --         --         14,994         --
Sale of Class B Stock                     --         --           60,000       60        --         --         14,940         --
Issuance of Stock to
     Unconsolidated Subsidiary            4,751         5         --         --          --         --         71,659         --
Conversion of Stock                       6,000         6        (60,000)     (60)       --         --          --            --
Cancellation of Shares                   (6,650)       (7)        --         --          --         --              7         --
Net (Loss), Year Ended
     December 31, 1992                    --         --           --         --          --         --          --         (154,986)




                            MATERIALS TECHNOLOGY, INC
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Continued)
                                                                                                                          Deficit
                                           Class A Common      Class B Common        Class A Preferred                  Accumulated
                                           --------------      --------------        -----------------      Capital      During the
                                       Shares                  Shares                 Shares              in Excess of   Development
                                    Outstanding    Amount    Outstanding   Amount   Outstanding   Amount    Par Value       Stage
                                    -----------    ------    -----------   ------   -----------   ------    ---------       -----

Balance - January 1, 1993               127,620    $  127         60,000   $   60       350,000   $  350   $1,037,550   $  (875,626)
Licensing Agreement                      12,500        13           --        --          --        --          6,237          --
Services Rendered                        67,029        67           --        --          --        --         13,846          --
Warrant Conversion                       56,000        56           --        --          --        --        304,943          --
Cancellation of Shares                  (31,700)      (32)          --        --          --        --         (7,537)         --
Net (Loss), Year Ended
     December 31, 1993                     --        --             --        --          --        --          --         (929,900)

Balance - January 1, 1994               231,449       231         60,000       60       350,000      350    1,355,039    (1,805,526)
Adjustment to Give Effect
     to Recapitalization on
     February 1, 1994                    30,819        31           --        --          --        --        385,393          --
Issuance of Shares for
     Services Rendered                  223,000       223           --        --          --        --          --             --
Sale of Stock                         1,486,112     1,486           --        --          --        --         23,300          --
Issuance of Shares for the
     Modification of Agreements          34,000        34           --        --          --        --            (34)         --
Net (Loss), Year Ended
     December 31, 1994                     --        --             --        --          --        --          --         (377,063)


Balance - January 1, 1995             2,005,380     2,005         60,000       60       350,000      350    1,763,698    (2,182,589)
Issuance of Common Stock
     in Consideration for
     Modification of Agreement          152,500       152           --        --          --        --          --             --
Net (Loss), Year Ended
     December 31, 1995                     --        --             --        --          --        --          --         (197,546)

Balance - January 1, 1996             2,157,880     2,157         60,000       60       350,000      350    1,763,698    (2,380,135)
Issuance of Shares for
     Services Rendered                  164,666       165           --        --          --        --         16,301          --
Sale of Stock                            70,000        70           --        --          --        --        173,970          --
Issuance of Shares for the
     Modification of Agreements         250,000       250           --        --          --        --           (250)         --
Cancellation of Shares Held
     in Treasury                        (62,000)      (62)          --        --          --        --       (154,538)         --
Net (Loss), Year Ended
     December 31, 1996                     --        --             --        --          --        --          --         (450,734)




                            MATERIALS TECHNOLOGY, INC
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Continued)
                                                                                                                          Deficit
                                           Class A Common      Class B Common        Class A Preferred                  Accumulated
                                           --------------      --------------        -----------------      Capital      During the
                                       Shares                  Shares                 Shares              in Excess of   Development
                                    Outstanding    Amount    Outstanding   Amount   Outstanding   Amount    Par Value       Stage
                                    -----------    ------    -----------   ------   -----------   ------    ---------       -----

Balance - January 1, 1997             2,580,546   $ 2,580         60,000   $   60       350,000   $  350   $1,799,181   $(2,830,869)
Sale of Stock                           100,000       100          --        --           --         --        99,900        --
Conversion of Indebtedness              800,000       800          --        --           --         --       165,200        --
Class A Common Stock Issued in
     Cancellation of $372,000
     Accrued Wages Due Officer        1,499,454     1,500          --        --           --         --       370,500        --
Issuance of Shares for
     Services Rendered                  247,000       247          --        --           --         --         2,224        --
Adjustment to Give Effect to
     Recapitalization on
     March 9, 1997                      560,000       560          --        --           --         --          (560)       --
Net (Loss), Year Ended
     December 31, 1997                    --         --            --        --           --         --         --         (133,578)

Balance - January 1, 1998             5,787,000     5,787         60,000       60       350,000      350    2,436,445    (2,964,447)
Shares Issued in Cancellation
     of Indebtedness                  2,430,000     2,430          --        --           --         --       167,570        --
Conversion of Options                   500,000       500          --        --           --         --       124,500        --
Issuance of Shares for
     Services Rendered                1,121,617     1,122          --        --           --         --       111,040        --
Shares Issued in Cancellation
     of Redeemable Preferred Stock       50,000        50          --        --           --         --       149,950        --
Shares Returned to Treasury
     and Cancelled                     (560,000)     (560)         --        --           --         --           560        --
Modification of Royalty Agreement       733,280       733          --        --           --         --         6,599        --
Issuance of Warrants to Officer           --         --            --        --           --         --        27,567        --
Net (Loss), Year Ended
     December 31, 1998                    --         --            --        --           --         --         --         (549,187)

Balance - January 1, 1999            10,061,897    10,062         60,000       60       350,000      350    3,024,231    (3,513,634)
Shares Issued in Cancellation
     of Indebtedness                  2,175,000     2,175          --        --           --         --       164,492        --
Issuance of Shares for
     Services Rendered                1,255,000     1,255          --        --           --         --        93,845        --
Shares Issued in Modification
     of Licensing Agreement             672,205       672          --        --           --         --          (672)       --
Sale of Stock                           433,333       433          --        --           --         --       173,108        --
Net (Loss), Year Ended
     December 31, 1999                    --         --            --        --           --         --         --         (539,283)

                                     14,597,435   $14,597         60,000   $   60       350,000   $  350   $3,455,004   $(4,052,917)
                                     ==========   =======         ======   ======       =======   ======   ==========   ============

See accompanying notes and independent accountants' report.

                           MATERIAL TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                                                                              From Incep-
                                                                                              tion (Octo-
                                                                                              ber 21,1983)
                                                                                                Through
                                                                                              December 31,
                                                        1997           1998           1999        1999
                                                 -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss) ..........................   $  (133,578)   $  (549,187)   $  (539,283)   $(4,052,917)
                                                 -----------    -----------    -----------    -----------
  Adjustments to Reconcile Net Income
  (Loss) to Net Cash Provided (Used)
  by Operating Activities
     Depreciation and Amortization ...........         4,779          4,889          2,242        171,625
     Interest Income Accrued on Stock
     Subcription Receivable ..................          --             --           (1,432)        (1,432)
     Bad Debts ...............................          --           50,000           --           50,000
     Gain on Sale of Securities ..............       (13,901)      (171,450)        (4,396)      (193,596)
     Charge off of Deferred Offering Costs ...         5,000           --             --           36,480
     Charge off Long-lived Assets due to
     Impairment ..............................          --           92,919           --           92,919
     Gain on Foreclosure .....................       (18,697)          --             --          (18,697)
     Modification of Royalty Agreement .......          --            7,332           --            7,332
     (Increase) Decrease in Receivables ......      (113,832)      (140,405)        57,941       (196,296)
     (Increase) Decrease in Prepaid Expenses .         1,793           --             (268)            53
     Loss on Sale of Equipment ...............          --             --             --           12,780
     Issuance of Common Stock for Services ...         2,470        139,729         95,100        533,264
     Issuance of Common Stock for Agreement
     Modifications ...........................          --             --             --              152
     Forgiveness of Indebtedness .............          --             --             --          165,000
     Increase (Decrease) in Accounts Payable
       and Accrued Expenses ..................        32,376        104,049        222,471        911,431
     Interest Accrued on Notes Payable .......        11,266         50,658         57,500        147,975
     Increase in Research and Development
       Sponsorship Payable ...................        29,505           --             --          218,000
     (Increase) in Note for Litigation Settlement       --             --             --          (25,753)
     (Increase) in Deposits ..................          --             --             --           (2,189)
                                                 -----------    -----------    -----------    -----------
  TOTAL ADJUSTMENTS ..........................       (59,241)       137,721        429,158      1,909,048
                                                 -----------    -----------    -----------    -----------
     NET CASH PROVIDED (USED) BY OPERATING
     ACTIVITIES ..............................      (192,819)      (411,466)      (110,125)    (2,143,869)
                                                 -----------    -----------    -----------    -----------
 CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds From Sale of Equipment ............          --             --             --           10,250
  Purchase of Property and Equipment .........          --           (3,304)        (1,490)      (230,903)
  Proceeds from Sale of Securities ...........          --          261,450          4,396        283,596
  Purchase of Securities .....................          --          (90,000)          --          (90,000)
  Proceeds from Foreclosure ..................        44,450           --             --           44,450
  Investment in Joint Venture ................          --             --          (18,000)       (87,069)
  Payment for License Agreement ..............          --             --             --           (6,250)
                                                 -----------    -----------    -----------    -----------
     NET CASH PROVIDED (USED) BY INVESTING
     ACTIVITIES ..............................        44,450        168,146        (15,094)       (75,926)
                                                 -----------    -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Common Stock Net of
    Offering Costs ...........................       113,901        125,000        150,000      1,107,319
  Costs incurred in Offering .................          --             --             --          (31,480)
  Sale of Common Stock Warrants ..............          --             --             --           18,250
  Sale of Preferred Stock ....................          --             --             --          258,500
  Sale of Redeemable Preferred Stock .........          --             --             --          150,000
  Capital Contributions ......................          --             --             --          301,068
  Payment on Proposed Reorganization .........          --             --             --           (5,000)
  Loans  From  Officers ......................       119,000        150,500        102,198        728,005
  Repayments to Officer ......................       (79,659)       (34,611)       (71,500)      (416,032)
  Increase in Loan Payable-Others ............          --             --            7,405        172,069
                                                 -----------    -----------    -----------    -----------

                             See accompanying notes.

                           MATERIAL TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                                                               From Incep-
                                                                               tion (Octo-
                                                                               ber 21, 1983)
                                                                                Through
                                                                               December 31,
                                            1997          1998          1999      1999
                                      ----------    ----------    ----------   ----------
     NET CASH PROVIDED BY
     FINANCING ACTIVITIES .........   $  153,242    $  240,889    $  188,103   $2,282,699
                                      ----------    ----------    ----------   ----------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS .......        4,873        (2,431)       62,884       62,904

BEGINNING BALANCE - CASH
  AND CASH EQUIVALENTS ............       (2,422)        2,451            20            -
                                      ----------    ----------    ----------   ----------
ENDING BALANCE  - CASH AND
  CASH EQUIVALENTS ................   $    2,451            20    $   62,904   $   62,904
                                      ==========    ==========    ==========   ==========


SUPPLEMENTAL INFORMATION:

   A. Definition of Cash and Cash Equivalents

      For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

   B. Interest and Income Taxes Paid

      Interest Paid During Period     $    2,000    $    2,500    $    2,565
                                      ==========    ==========    ==========
      Income Taxes Paid               $        -    $        -    $    2,400
                                      ===========   ==========    ==========

   C. Non Cash Investing and Financing Activities

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

      During 1998, the Company issued 2,430,000 shares of Class A Common Stock to its President in exchange for the cancellation of $170,000 of indebtedness.

      During 1998, the Company issued 733,280 shares of Class A Common Stock in exchange for the reduction of a royalty on the fatigue fuse from 20% to 5%. The Company valued the shares issued at $7,332 which was charged to operations.

      During 1998, the Company issued 50,000 shares of Class A Common Stock in exchange for the cancellation of the $150,000 redeemable preferred stock.

      During 1999, the Company issued 175,000 shares of its Class A Common Stock in exchange for the cancellation of the $66,667 of indebtedness due a consultant.

      During 1999,  the Company  issued  2,000,000  shares of its Class A Common
      Stock to its President in exchange for the cancellation of $100,000 of indebtedness due him.

      During 1999, the Company issued 100,000 shares of its Class A Common Stock to a consultant for $.35 a share, payable by a non-recourse, non-interest bearing promissory note payable on or before June 15, 2003, and is secured by the stock.

                             See accompanying notes.

                           MATERIAL TECHNOLOGIES, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Material Technologies, Inc. (the "Company") was organized on March 4, 1997, under the laws of the state of Delaware.

     The Company is in the development stage, as defined in FASB Statement 7, with its principal activity being research and development in the area of metal fatigue technology with the intent of future commercial application. The Company has not paid any dividends and dividends that may be paid in the future will depend on the financial requirements of the Company and other relevant factors.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  Property and Equipment

         The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line method for financial reporting purposes and for income tax reporting purposes.

     b.  Intangible Assets

         Intangibles are amortized on the straight-line method over periods ranging from 5 to 20 years (see Note 3).

     c.  Net Loss Per Share

         Net loss per share is computed under FASB Statement 128. Under this statement, when common shares are issued to acquire a business in a transaction accounted for as a purchase business combination, the computation of earnings (loss) per share shall recognize the existence of the new shares only from the acquisition date. The Company was formed in 1997 and through the issuance of its common stock, acquired all of the assets and liabilities of Material Technology, Inc. The Company accounted for this recapitalization as a purchase, therefore loss per share is computed only for 1997 and subsequent periods.

     d.  Pervasiveness of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     e.  Fair Value of Financial Instruments

         The Company estimates the fair value of its financial instruments at their current carrying amounts.

     f.  Concentration of Credit Risk

         Currently, the Company's only source of income comes from its sub-contracts for Electrochemical Fatigue Sensor ("EFS") research with the United States Air Force contractors. The Company believes these contracts will continue throughout 2000.

     g.  Stock Based Compensation

         For 1998 and subsequent  years,  the Company has adopted FASB Statement
         123 which establishes a fair value method of accounting for its stock-based compensation plans. Prior to 1998, the Company used APB Opinion 25.

     h. Investments in companies in which the Company has less than a 20% interest are carried at cost. The Company includes dividends received from those companies in other income. The Company applies dividends received in excess of the Company's proportionate share of accumulated earnings as a reduction of the cost of the investment.

NOTE 3 - INTANGIBLES

     Intangible assets consist of the following:

                                   Period of                   December 31,
                                 Amortization              1998            1999
                                                       ------------------------

     Patent Costs                 17 Years             $ 28,494        $ 28,494
     License Agreement            20 Years                6,250           6,250
       (See Note 5)                                    --------        --------
                                                         34,744          34,744
         Less Accumulated Amortization                  (18,054)        (20,043)
                                                       --------        --------

                                                       $ 16,690        $ 14,701
                                                       ========        ========

     Amortization charged to operations for 1997, 1998, and 1999, were $1,989, $1,990, and $1,989, respectively.

NOTE 4 - LICENSE AGREEMENT

     The Company has entered into a license agreement with the University of Pennsylvania regarding the development and marketing of the EFS. The EFS is designed to measure electrochemically the status of a structure without knowing the structure's past loading history. The Company is in the initial stage of developing the EFS.

     Under the terms of the agreement the Company issued to the University 12,500 shares of its common stock, and a 5% royalty on sales of the product. The Company valued the licensing agreement at $6,250. The license terminates upon the expiration of the underlying patents, unless sooner terminated as provided in the agreement. The Company is amortizing the license over 20 years.

     In addition to entering into the licensing agreement, the Company also agreed to sponsor the development of the EFS. Under the Sponsorship agreement, the Company agreed to reimburse the University development costs totaling approximately $200,000 that was to be paid in 18 monthly installments of $11,112.

     Under the agreement, the Company reimbursed the University $10,000 in 1996 for the cost it incurred in the prosecution and maintenance of its patents relating to the EFS.

     The Company and the University agreed to modify the terms of the licensing agreement and related obligation. The modified agreements increase the University's royalty to 7% of the sale of related products, the issuance of additional shares of the Company's Common Stock to equal 5% of the outstanding stock of the Company as of the effective date of the modified agreements, and to pay to the University 30% of any amounts raised by the Company in excess of $150,000 (excluding amounts received on government grants or contracts) up to the amount owed to the University.

     The parties agreed that the balance owed on the Sponsorship Agreement is $200,000 and commencing June 30, 1997, the balance due will accrue interest at a rate of 1.5% per month until the loan matures on December 16, 2001, when the loan balance and accrued interest become fully due and payable. In addition, under the agreement, Mr. Bernstein agreed to limit his compensation from the Company to $150,000 per year until the loan and accrued interest is fully paid. Interest charged to operations for 1997, 1998, and 1999, relating to this obligation was $18,000, $39,240, and $46,303, respectively. The balance of the note at December 31, 1998, and 1999, was $257,240 and $303,543, respectively,

NOTE 5 - PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment:

                                                             December 31,
                                                        1998               1999
                                                   ---------          ---------

Office Equipment .........................         $  21,890          $  23,380
Remote Monitoring System .................              --                 --
Manufacturing Equipment ..................           100,067            100,067
                                                   ---------          ---------
                                                     121,957            123,447
    Less: Accumulated

       Depreciation ......................          (119,245)          (119,498)
                                                   ---------          ---------
                                                   $   2,712          $   3,949
                                                   =========          =========


     Depreciation charged to operations was $2,789, $2,900, and $253, in 1997, 1998, and 1999, respectively. The useful lives of office equipment for the purpose of computing depreciation are five years. Management will commence depreciating its manufacturing equipment upon the commencement of the manufacturing of its products.

     The Company's equipment has been pledged as collateral on the agreement with Advanced Technology Center (See Note 8(b)).

     In 1998, the Company had determined that based upon its current research and development program, its current Remote Monitoring System has no future use and probably cannot be sold. Therefore, the Company charged its full cost of $97,160 to operations. The $97,160 is included in general and administrative expenses. The Company determined the current value and impairment loss of $97,160 based upon the present value of the expectant future cash flows generated from the current system.

NOTE 6 - NOTES PAYABLE

     On May 27, 1994, the Company borrowed $25,000 from Mr. Sherman Baker, a current shareholder. The loan is evidenced by a promissory note that is assessed interest at major bank prime rate. The Company has pledged its patents as collateral against this loan.

     As additional consideration for the loan, the Company granted to Mr. Baker, a 1% royalty interest in the Fatigue Fuse and a 0.5% royalty interest in the Electrochemical Fatigue Sensor. The Company has not placed a value on the royalty interest granted. The balance due on this loan as of December 31, 1998, and 1999, was $38,211, and $42,851, respectively. Interest charged to operations for 1997, 1998 and 1999 was $2,759, $2,993, and $4,640, respectively.

     The Company did not pay any amounts due on this note when it matured on May 26, 1996, and the note is in default.

     In October 1996, the company borrowed $25,000 from an unrelated third party. Under the terms of the promissory note, the loan was assessed interest at an annual rate of 10% and matured on October 15, 1998. The company renegotiated the terms of the loan. Under the revised terms, the note is assessed interest at a rate of 11% per annum commencing January 1, 1999, and matures on October 15, 2000. In addition, the Company issued warrants to the lender for the purchase of 2,500 shares of the company's common stock at a price of $1.00 per share. The loan balance as of December 31, 1998 and 1999 was $25,527 and $25,688, respectively. Interest charged to operations on this loan in 1997, 1998, and 1999, were $2,500, $2,500, and $2,750, respectively.

NOTE 7 - INCOME TAXES

     Income taxes are provided based on earnings reported for financial statement purposes pursuant to the provisions of Statement of Financial Accounting Standards No. 109 ("FASB 109").

     FASB 109 uses the asset and liability method to account for income taxes. That requires recognizing deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of assets and liabilities.

     An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will materialize. As of December 31, 1999, the Company has unused operating loss carryforwards, which may provide future tax benefits in the amount of approximately $2,186,000 which expire in various years through 2019.

     The Company's use of its net operating losses may be restricted in future years due to the limitations pursuant to IRC Section 382 on changes in ownership.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

     The Company's commitments and contingencies are as follows:

     a. On December 24, 1985, to provide funding for research and development related to the Fatigue Fuse, the Company entered into various agreements with the Tensiodyne 1985-I R & D Partnership. These agreements were amended on October 9, 1989, and under the revised terms, obligated the Company to pay the Partnership a royalty of 10% of future gross sales. The Company's obligation to the Partnership is limited to the capital contributed to it by its partners in the amount of approximately $912,500 and accrued interest.

     b. On August 30, 1986, the Company entered into a funding agreement with the Advanced Technology Center ("ATC"), whereby ATC paid $45,000 to the Company for the purchase of a royalty of 3% of future gross sales and 6% of sublicensing revenue. The royalty is limited to the $45,000 plus an 11% annual rate of return. At December 31, 1998, and 1999, the future royalty commitment was limited to $166,089 and $184,359, respectively.

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

         At December 31, 1998, and 1999, the total future royalty commitments, including the accumulated 26% annual rate of return, were limited to approximately $862,454, and $1,086,693, respectively. The future royalties are secured by the Company's patents, products, and accounts receivable, which may be related to technology developed with the funding.

     d. In 1994, the Company issued to Variety Investments, Ltd. of Vancouver, Canada ("Variety"), a 22.5% royalty interest on the Fatigue Fuse in consideration for the cash advances made to the Company by Variety.

         In December 1996, in exchange for the Company issuing 250,000 shares of its Common Stock to Variety, Variety reduced its royalty interest to 20%. In 1998, in exchange for the Company issuing 733,280 shares of its Common Stock to Variety, Variety reduced its royalty interest to 5%.

     e. In 1995, the company entered into an agreement with an unrelated third party for services rendered in connection with pursuing government contracts for the funding of the development of the Company's technologies, under which he would receive a number of the Company's common stock equal to 2.5% of the number of shares outstanding as of the date a government contract is signed, 15% of the amount of the respective government contract, and an appointment to the company's board of directors. Funds due him are to be paid only when such funds become available to the company. The Company and the third party disagree as to the amount owed and the timing of payment under the agreement and are attempting to settle the disagreements amicably.

     f. In 1999, the Company was notified that a former consultant used Company materials to sell Company stock to the public. The consultant defrauded 25 investors out of $112,000. The Company had no knowledge of his actions. But in order to avoid potential litigation and have the ability to pursue the claims of these investors, the Company authorized issuance of up to 110,000 shares of its restricted Common Stock to these investors in exchange for the assignment of their respective claims to the Company and a release of any claims against the Company.

     g. As discussed in Note 6, the Company granted a 1% royalty interest in the Company's Fatigue Fuse and a .5% royalty interest in its Electrochemical Fatigue Sensor to Mr. Sherman Baker as part consideration on a $25,000 loan made by Mr. Baker to the Company.

         A summary of royalty interests that the Company has granted and are outstanding as of December 31, 1999, follows:

                                                         FATIGUE         FATIGUE
                                                          FUSE            SENSOR

Tensiodyne 1985-1 R&D Partnership ...............           -- *            --
Advanced Technology Center
  Future Gross Sales ............................          6.00%*           --
  Sublicensing Fees .............................           -- **           --
Variety Investments, Ltd ........................          5.00%            --
University of Pennsylvania
   Net Sales of Licensed Products ...............           --             7.00%
   Net Sales of Services ........................           --             2.50%
Sherman Baker ...................................          1.00%           0.50%
                                                          -----           -----

                                                          12.00%          10.00%
                                                          =====           =====

         * Royalties limited to specific rates of return as discussed in Notes 8(a) and (b) above.

         ** The Company granted 12% royalties on sales from sublicensing. These royalties are also limited to specific rates of return as discussed in Note 8(b) and (c) above.

     h.  Operating Leases

         The Company leases its existing office under a non-cancelable lease, which expires on May 31, 2000.

         Rental expense charged to operations for the years ended December 31, 1997, 1998, and 1999 was approximately $28,137, $22,632, and $25,375, which consisted solely of minimum rental payments.

         In addition to rent, the Company is obligated to pay property taxes, insurance, and other related costs associated with the leased office.

NOTE 9 - INVESTMENTS

     a. The Company acquired 6,625,000 of Class A Common Stock of Tensiodyne Corporation. During 1996, the Company received approximately $17,750 through the sale of 50,000 shares of Tensiodyne Corporation stock. Of the 6,575,000 shares of Tensiodyne shares held as of December 31, 1996, only 690,000 shares were unrestricted and available for sale. The Company valued these 690,000 shares at their quoted market price on December 31, 1996 of $.08 per share totaling $55,200.

         As of December 31, 1997, all of the 6,575,000 shares were unrestricted and available for sale. The quoted market price of these shares as of December 31, 1997, was $.10 per share. However, due to the share's limited market, the Company could not sell any of these shares at that price. Tensiodyne Corporation is a development stage company with no sales history and little prospect of commencing operations in the near future. The Company believed that its inability to sell the Tensiodyne shares held at their quoted market price would continue indefinitely. Therefore, as of December 31, 1997, the Company continued to value the Tensiodyne shares at $55,200, the estimated net proceeds that the Company believed it would receive if it sold the shares at that date in bulk.

         In 1998, the Board of Shareholders' of Tensiodyne authorized two reverse stock splits that reduced the total shares owned by the Company to 65,750. These shares were valued at December 31, 1998, at their quoted market price of $.1250 per share totaling $8,219. As of December 31, 1999, the Company valued its interest in these shares at their quoted market price of $.03125 per share totaling $2, 055.

     b. In 1997, the Registrant issued 100,000 shares of its Common Stock to Barry Peril in exchange for receiving 100,000 shares of Nevada
         Manhattan Mining, Inc. ("Nevada"). The Company valued the shares received in Nevada at $100,000. During 1997, the Company sold all of the stock it held in Nevada in the open market netting approximately $113,901. The Company reported a net gain of $13,901 from the sale.

     c. In 1998, the Company acquired through a private stock offering, 115,000 shares of DCH Technology for $90,000. The Company sold these shares throughout 1998 and 1999 for net proceeds totaling $265,846, thereby reporting a net gain from these sales in 1998 of $171,450 and in 1999 of $4,396.

     d. The Company owns a .5% interest in Antaeus Research, LLC. During 1999, the Company invested $18,000. The Company accounts for this investment under the Cost Method.

NOTE 10 - STOCKHOLDERS' EQUITY

     a.  Warrants

         On June 25, 1998, the Company granted warrants to Mr. Robert M. Bernstein and Mr. Joel Freedman to acquire 1,800,000, and 200,000 shares of the Company's Common Stock, respectively. Providing Mr. Bernstein remains an officer or director of the Company 30 days prior to any exercise of the Warrants, and at any time after December 1, 1998 (the "Grant Date"), Mr. Bernstein was entitled to purchase 900,000 shares. After December 1, 1999, Mr. Bernstein was entitled to acquire the remaining 900,000 shares. While the warrants were outstanding, if the Company issues any shares at a price less then the exercise price, then the exercise price is reduced by a formula indicated in the Warrant Agreement. Mr. Freedman was granted Warrants under the same terms and conditions as Mr. Bernstein.

         The  exercise  price at  June 25,  1998,  was  initially  $.50,  but on
         November 6, 1998,   the Company's  Board reduced the purchase  price to
         $.10 a share. The warrants expired on June 30, 2002.

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

         These warrants were cancelled in 1999.

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

     d.  Class A Preferred Stock

         During 1991, the Company sold to a group of 15 individuals, 2,585 shares of $100 par value preferred stock and warrants to purchase 2,000 shares of common stock for a total consideration of $258,500.

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

         These shares are convertible to shares of the Company's common stock at a conversion price of $.72 ("initial conversion price") per share of Class A Preferred Stock that will be adjusted depending upon the occurrence of certain events. The holders of these preferred shares shall have the right to vote and cast that number of votes which the holder would have been entitled to cast had such holder converted the shares immediately prior to the record date for such vote.

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

         During 1998, the Company issued a total of 1,121,617 shares of its Common Stock in exchange for services. During 1999, the Company issued a total of 4,202,205 shares of its Common Stock for services and other non-cash consideration. A summary of each transaction follows:

         On May 1, 1998, the Company issued 259,427 shares to two consultants. These shares were valued at $25,943. Also on May 1, 1998, the Company issued 302,190 to Joel Freedman, a Director of the Company, for services rendered. These shares were valued at $30,219. On September 1, 1998, the Company issued to a consultant 200,000 shares of stock for services relating to marketing efforts. These shares were valued at $20,000. On October 9, 1998, Company issued 100,000 shares for consulting services. These shares were valued at $10,000. In November 1998, the Company issued 60,000 shares to a company for public relations and marketing services. These shares were valued at $6,000. On November 24, 1998, the Company issued to a consultant 200,000 shares of stock for consulting services. These shares were valued at $20,000.

         On February 4, 1999, the Company issued 175,000 shares in exchange for the cancellation of $66,667 of indebtedness due to a consultant. On March 5, 1999, the Company issued 50,000 shares to Mr. John Goodman for services rendered relating to the research and development projects. These shares were valued at $2,500. Also on March 5, 1999, the Company issued 50,000 shares to a consultant. These shares were valued at $2,500. On April 15, 1999, the Company issued 50,000 shares to a consultant. These shares were valued at $2,500. On June 9, 1999, the Company issued 2,000,000 shares to its President in exchange for canceling $100,000 of indebtedness due him. On May 27, 1999, the Company issued its director, Joel Freedman, 200,000 shares of stock from services. These shares were valued at $10,000. On June 21, 1999, the Company issued 100,000 shares to a consultant for $.35 a share payable by a non-recourse, non-interest bearing promissory note payable on or before June 15, 2003 and is secured by the 100,000 shares. The shares were valued at the present value of the note of $23,541. On June 12, 1999, the Company issued 200,000 shares to an attorney for services. These shares were valued at $10,000. On July 7, 1999, the Company issued 672,205 shares to the University of Pennsylvania pursuant to the terms of the modified licensing agreement as discussed in Note 4. These shares were valued at par. On August 23, 1999, the Company issued 50,000 shares to a consultant. These shares were valued at $2,500. On September 29, 1999, the Company issued 8,000 shares for public relations services. These shares were valued at $400. On October 27, 1999, the Company issued 300,000 to its board of advisors. These shares were valued at $30,000. On November 12, 1999, the Company issued 25,000 shares to a consultant. These shares were valued at $2,500. On November 14, 1999, the Company issued 92,000 shares to Mr. John Goodman for services rendered in connection with the development of the fatigue fuse. These shares were valued at $9,200. On December 14, 1999, the Company issued 50,000 shares to a consultant. These shares were valued at $5,000. On December 21, 1999, the Company issued 20,000 shares to a consultant for public relations services. These shares were valued at $1,500. On December 21, 1999, the Company issued 10,000 shares to an individual who is on the Company's advisory board. These shares were valued at $1,000. On December 30, 1999, the Company issued 150,000 shares to a consultant. These shares were valued at $15,000.

NOTE 11 - TRANSACTIONS WITH MANAGEMENT

     a. During 1993, Mr. Bernstein exercised warrants to purchase 6,000 shares of the Company's common stock. Pursuant to the resolution on April 12, 1993, adjusting the per share amount from $10.00 to $2.50, Mr. Bernstein paid $60 and executed a five year non-interest bearing note to the Company for $14,940. The Note is non-recourse and the only security pledged for the obligation is the stock purchased. The promissory note was extended to the year 2003.

     b. On February 28, 1994, the Company authorized the issuance of 10,000 shares of Common Stock to Mr. Bernstein for past services.

     c. In March 1994, Mr. Bernstein advanced the Company $48,750 of which $12,000 was canceled in exchange for the issuance of 1,200,000 shares of the Company's Common Stock. Of these shares purchased, Mr. Bernstein sold 420,000 shares for $4,200 to Joel Freedman and certain preferred shareholders.

     d. In 1994, the president and a director of the Company purchased 278,550 shares of the Company's common stock for $2,786.

     e. In 1995, the Company's Board of Directors amended the Company's By-laws increasing the number of Directors from 2 to 3, and establishing an advisory board consisting of 7 people.

         The Company authorized the issuance of 58,000 shares of its Common Stock to the new board member and authorized the issuance of 20,000 shares of its Common Stock to each member of the advisory board. Each member must serve on the advisory board for at least 2 years or will have to return the issued shares back to the Company.

     f. On June 12, 1995, $108,000 of the total advances made by the Company's President to the Company was converted into an interest-bearing loan.

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

     g. In 1995, the Company forgave $154,600 on an obligation due from the Company's President in consideration for the President returning 62,000 shares of the Company's Common Stock to the Company's treasury. These shares were subsequently canceled in 1996.

     h. During 1996, the Company's President made advances to the Company totaling approximately $43,250. During 1996, the Company paid back to the President approximately $64,676.

     i. In 1996, the Company issued the President 62,000 shares of its Common Stock for services.

     j. During 1997, the President advanced $119,000 of which $79,659 was repaid. In the past, the Company only paid the President interest on his convertible note. All other loans were made interest free. In 1998, the Company's board of directors authorized the Company to pay the President interest on all amounts due him as of January 1, 1997, and on any future loan activity at an annual rate of 10%.

         The total amount owed the Company's president as of December 31, 1998 was $73,177.

     k. During 1997, the Company canceled approximately $372,000 of accrued salary owed the Company's President in exchange for issuing to him 1,499,454 shares of the Company's Common Stock.

     l. In August, 1997, the Company's board of directors signed a resolution recognizing the Company's extreme dependence on the experience, contacts, and efforts of Mr. Bernstein and authorized to pay him a salary of $150,000 a year since 1991. Mr. Bernstein will receive the compensation at such time as the board has determined that the Company has profited from. Mr. Bernstein's efforts in regards to the Company receiving substantial funding, the licensing of its technology, the selling of its technology, the Company's merger with another company, or otherwise profiting in a substantial manner. The amount that would be due to Mr. Bernstein as of December 31, 1999, had the board so declared, is approximately $607,583. This amount represents the difference between the $150,000 a year and the compensation actually accrued during the year 1991 through 1999.

     m. In 1998, the Company issued 2,430,000 shares of its common stock to Mr. Bernstein in exchange for the cancellation of $170,000 of indebtedness.

     n. In 1998, the Company issued to a Director 302,190 shares of its common stock for consulting services valued at $30,219

     o. In 1998, the Company granted warrants to Mr. Bernstein and Mr. Joel Freedman to acquire 1,800,000 and 200,000 shares of the Company's Common Stock, respectively, at a price of $.10 a share. These warrants were cancelled in 1999.

     p. In 1999, the Company issued 2,000,000 shares of its Common Stock in exchange for the cancellation of $100,000 of indebtedness owed its President.

     q. During 1999, the President advanced the Company $102,198 and of which $71,500 was repaid. The outstanding loan balance as of December 31, 1999, was $10,270. The amount of accrued interest charged to operations on the President's loans in 1997, 1998, 1999, were $7,978, and $8,425, and $3,516, respectively.

NOTE 12 - STOCK-BASED COMPENSATION PLANS

     a. In 1998, the Company adopted the 1998 Stock Option Plan and reserved 1,700,000 shares of Common Stock for distribution under the Plan. Eligible Plan participants include employees, advisors, consultants, and officers who provide services to the Company. A Committee appointed by the Company's Board of Directors determines the option price and the number of shares subject to each option granted. In the case of Incentive Stock Options granted to an optionee who owns more than 10% of the Company's outstanding stock, the option price shall be at least 110% of the fair market value of a share of common stock at date of grant.

         In 1998, the Company granted options to acquire 900,000 shares of which 500,000 shares were exercised for $125,000. In addition, under the Plan, the Company issued additional 50,000 shares for consulting services. The Company charged the fair value of the 50,000 shares of $5,000 to operations.

         In 1999, the Company granted options to acquire 775,000 shares of Common Stock through the Plan. The Company did not issue any shares in 1999 under the Plan.

     b. In 1998, the Company adopted the 1998 Stock Plan and reserved 800,000 shares of Common Stock for distribution under the plan. The Plan was adopted to provide a means by which the Company could compensate key employees, advisors, and consultants by issuing them stock in exchange for services and thereby conserve the Company's cash resources. A
         Committee of the Board of Directors determines the value of the services rendered and the related number of shares to be issued through the Plan for these services.

         In 1998, the Company issued 310,000 shares of Common Stock through the plan in exchange for consulting services. The Company valued these shares at $31,000, the fair value of the services rendered.

The following is summary of the 1996 and 1998 Stock option plans:


                   1996 STOCK OPTION PLAN         1998 STOCK OPTION PLAN         1998 STOCK PLAN
                   ----------------------         ----------------------       --------------------
                                Weighted                       Weighted                    Weighted
                     Number      Average            Number      Average          Number     Average
                       of       Exercise              of       Exercise            of      Exercise
                     Shares      Price              Shares       Price           Shares      Price

OUTSTANDING
JAN 1, 1996            --      $     --               --      $     --             --      $   --
                     ======    ==========    =============    ==========    ===========    ========
GRANTED ....         70,000    $     2.49             --      $     --             --      $   --
EXERCISED ..         70,000    $     2.49             --      $     --             --      $   --
FORFEITED ..           --      $     --               --      $     --             --      $   --
                     ------    ----------    -------------    ----------    -----------    --------
OUTSTANDING
JAN 1, 1997     1)     --      $     --               --      $     --             --      $   --
                     ======    ==========    =============    ==========    ===========    ========
GRANTED ....                   $     --               --      $     --             --      $   --
EXERCISED ..                   $     --               --      $     --             --      $   --
FORFEITED ..                   $     --               --      $     --             --      $   --
                               ----------    -------------    ----------    -----------    --------
OUTSTANDING
JAN 1, 1998            --      $     --               --      $     --             --      $   --
                     ======    ==========    =============    ==========    ===========    ========
GRANTED ....           --      $     --            900,000    $     0.64        310,000    $   0.10
EXERCISED ..           --      $     --            550,000    $     0.19        310,000    $   0.10
FORFEITED ..           --      $     --               --      $     --             --      $   --
                     ------    ----------    -------------    ----------    -----------    --------
OUTSTANDING
DEC 31, 1998           --      $     --            350,000    $     1.29           --      $   --
                     ======    ==========    =============    ==========    ===========    ========
GRANTED ....           --      $     --            775,000    $     0.25           --      $   --
EXERCISED ..           --      $     --               --      $     --             --      $   --
FORFEITED ..                         --               --            --             --      $   --
                     ------    ----------    -------------    ----------    -----------    --------
OUTSTANDING
DEC 31, 1999           --      $     --          1,125,000    $     0.58           --      $   --
                     ======    ==========    =============    ==========    ===========    ========

WEIGHTED AVERAGE FAIR VALUE OF OPTIONS GRANTED
   DURING 1998                                                $     0.19
                                                              ==========
WEIGHTED AVERAGE FAIR VALUE OF OPTIONS GRANTED
   DURING 1999                                                $     0.00
                                                              ==========

1) Plan transferred to SecureFone America in February 1997 reoganization


NOTE 13 - SUBSEQUENT EVENTS

         In January 2000, the Company's Board of Directors authorized the issuance of 50,000 shares of its Common Stock to an individual on its advisory board.

         In February 2000, the Company's Board of Directors authorized the issuance of 40,000 shares of its Class B Common Stock to the Company's President.

         In February 2000, the Company's Board of Directors recommended an increase in the Corporation's authorized number of shares of Common Stock to 100,000,000 shares and a majority of the Corporation's outstanding shares voted for the increase.

         In February 2000, the Company's Board of Directors authorized the issuance of 10,000 shares to a consultant for services.