Form 10-Q
period 2000-03-31
MATERIAL TECHNOLOGIES INC /CA/
filed 2000-05-04
CIK 1036668

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2000           Commission file number: 33-23617

                           MATERIAL TECHNOLOGIES, INC.
                         - ---------------------------
             (Exact name of registrant as specified in its charter)



                  DELAWARE                                      95-4622822
                  --------                                      ----------
(State or other jurisdiction of incorporation                 (IRS Employer
              or organization)                               identification No.)


                           11661 San Vicente Boulevard
                                    Suite 707
                         LOS ANGELES, CALIFORNIA 90049
                         -----------------------------
                    (address of principal executive offices)
                                (Zip Code) 90064


                                 (310) 208-5589
                                 --------------
               (Registrant's telephone number including area code)

           Securities Registered pursuant to Section 12(g) of the Act:

                                     COMMON
                                     ------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this form 10-K. [ ]

         The aggregate market value of the voting stock held by Non-affiliates of the registrant at April 24, 2000 was $2,749,322.

         Documents incorporated by reference-None.

                                      INDEX

                                                                          PAGE
                                                                         -----
Part 1. Financial Statements

         Balance Sheets                                                  3 - 4

         Statements of  Operations  -
            First Quarter Ended March 31, 1999 and 2000
            and from the Company's inception (October
            21, 1983) through March 31, 2000                               5


         Statements of Cash Flows

            First Quarter Ended March 31, 1999 and 2000
            and from the Company's inception (October
            21, 1983) through March 31, 2000                             6 - 7


         Notes to Financial Statements                                     8


         Management's Discussion and Analysis                              9



Part 2.  Other Information                                                10


MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS

                                                    December 31,       March 31,
                                                            1999           2000
--------------------------------------------------------------------------------
CURRENT ASSETS

  Cash and Cash Equivalents ....................        $ 62,904        $216,212
  Accounts Receivable ..........................         144,796          73,950
  Receivable from Officer ......................            --               169
  Employee Advance .............................           1,500           1,500
                                                        --------        --------
    TOTAL CURRENT ASSETS .......................         209,200         291,831
                                                        --------        --------
FIXED ASSETS

  Property and Equipment, Net
      of Accumulated Depreciation ..............           3,949           3,709
                                                        --------        --------
OTHER ASSETS

  Intangible Assets, Net of
      Accumulated Amortization .................          14,701          14,204
  Investments ..................................          20,055          20,055
  Refundable Deposit ...........................           2,136           2,136
                                                        --------        --------
    TOTAL OTHER ASSETS .........................          36,892          36,395
                                                        --------        --------
    TOTAL ASSETS ...............................        $250,041        $331,935
                                                        ========        ========





                             See accompanying Notes


MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
BALANCE SHEETS

                                                                   December 31,      March 31,
                                                                           1999           2000
                                                                                    (Unaudited)
----------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS'  (DEFICIT)

CURRENT LIABILITIES
  Legal Fees Payable ............................................   $   145,900    $   152,658
  Fees Payable to R&D Subcontractor .............................       101,322           --
  Consulting Fees Payable .......................................       159,000        159,202
  Accounting Fees Payable .......................................        24,153         31,293
  Other Accounts Payable ........................................        18,122          6,804
  Accrued Expenses ..............................................        24,269         24,269
  Notes Payable - Current Portion ...............................        84,007         84,818
  Loan Payable - Officer ........................................        10,270           --
                                                                    -----------    -----------
    TOTAL CURRENT LIABILITIES ...................................       567,043        459,044

  Payable on Research and
     Development Sponsorship ....................................       303,543        317,203
                                                                    -----------    -----------
    TOTAL LIABILITIES ...........................................       870,586        776,247
                                                                    -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Class A Common Stock, $.001 Par Value, Authorized 100,000,000
     Shares, Outstanding 14,597,435 at December 31, 1999, and
     15,101,796 shares at March 31, 2000 ........................        14,597         15,101
  Class B Common Stock, $.001 Par Value, Authorized 100,000
     Shares, Outstanding 60,000 Shares at December 31, 1999, and
     100, 000 Shares at March 31, 2000 ..........................            60            100
   Class A Preferred, $.001 Par Value, Authorized  900,000 Shares
     Outstanding 350,000 Shares .................................           350            350
  Additional Paid in Capital ....................................     3,455,004      3,503,410
  Less Notes Receivable - Common Stock ..........................       (39,694)       (40,648)
  Deficit Accumulated During the Development Stage ..............    (4,052,917)    (3,924,680)
  Unrealized Holding Gain on Investment Securities ..............         2,055          2,055
                                                                    -----------    -----------
  TOTAL STOCKHOLDERS' (DEFICIT) .................................      (620,545)      (444,312)
                                                                    -----------    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS'
       (DEFICIT) ................................................   $   250,041    $   331,935
                                                                    ===========    ===========




                              See accompanying Notes



MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS


                                                                              From Inception
                                                 For the Three Months Ended     (October 21,
                                                          March 31,            1983) Through
                                                    1999            2000      March 31, 2000
                                                ------------    ------------  --------------
                                                 (Unaudited)     (Unaudited)     (Unaudited)
REVENUES
  Sale of Fatigue Fuses .....................   $       --      $       --      $     64,505
  Sale of Royalty Interests .................           --              --           198,750
  Research and Development Revenue ..........        198,860         180,847       2,528,645
  Test Services .............................           --              --            10,870
                                                ------------    ------------    ------------
    TOTAL REVENUES ..........................        198,860         180,847       2,802,770
                                                ------------    ------------    ------------

COSTS AND EXPENSES
  Research and Development ..................          8,077          90,617       2,465,816
  General and Administrative ................        192,373         198,809       4,367,973
                                                ------------    ------------    ------------
    TOTAL COSTS AND EXPENSES ................        200,450         289,426       6,833,789
                                                ------------    ------------    ------------
    INCOME (LOSS) FROM OPERATIONS ...........         (1,590)       (108,579)     (4,031,019)
                                                ------------    ------------    ------------

OTHER INCOME (EXPENSE)
  Expense Reimbursed ........................           --              --             4,510
  Interest Income ...........................             66           1,038          43,154
  Interest Expense ..........................           --           (15,220)       (200,105)
  Gain on Sale of  Stock ....................          4,396         251,798         459,295
  Miscellaneous Income ......................           --              --            25,145
  Loss on Sale of Equipment .................           --              --           (12,780)
  Gain on Foreclosure .......................           --              --            18,697
  Modification of Royalty Agreement .........           --              --            (7,332)
  Settlement of Teaming .....................           --              --            50,000
  Litigation Settlement .....................           --              --            18,095
                                                ------------    ------------    ------------
    TOTAL OTHER INCOME ......................          4,462         237,616         398,679
                                                ------------    ------------    ------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEMS AND PROVISION FOR INCOME TAXES ......          2,872         129,037      (3,632,340)
PROVISION FOR INCOME TAXES ..................           (800)           (800)         (9,400)
                                                ------------    ------------    ------------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS           2,072         128,237      (3,641,740)
EXTRAORDINARY ITEMS
  Forgiveness of Debt .......................           --              --          (289,940)
  Utilization of Operating Loss Carry forward           --              --             7,000
                                                ------------    ------------    ------------
    NET INCOME (LOSS) .......................   $      2,072    $    128,237    $ (3,924,680)
                                                ============    ============    ============

PER SHARE DATA
  Basic Income (Loss) Before Extraordinary
    Item ....................................   $     0.0002    $     0.0087

  Basic Extraordinary Items .................           --              --
                                                ------------    ------------
  BASIC NET INCOME (LOSS) PER SHARE .........   $     0.0002    $     0.0087
                                                ============    ============
  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      10,236,897      14,791,730
                                                ============    ============



                              See accompanying Notes


MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS


                                                                                From Inception
                                                                                  (October 21,
                                                    For the Three Months Ended   1983) Through
                                                             March 31,               March 31,
                                                       1999            2000            2000
                                                   -----------     -----------    ------------
                                                    (Unaudited)     (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss) ...........................    $     2,072     $   128,237     $(3,897,113)
                                                   -----------     -----------     -----------
  Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided
    (Used) by Operating Activities
  Depreciation and Amortization ...............          1,222             737         172,362
  Interest Income Accrued on Stock Subscription
    Receivable ................................           --              (954)         (2,386)
  Bad Debts ...................................           --              --            50,000
  Gain on Sale of Securities ..................         (4,396)       (251,798)       (459,295)
  Charge off of Deferred Offering Costs .......           --              --            36,480
  Charge off of Long-lived Assets due to
    Impairmant ................................           --              --            92,919
  Modification of Royalty Agreement ...........           --              --             7,332
  Gain on Foreclosure .........................           --              --           (18,697)
  (Increase) Decrease in Accounts Receivable ..         39,768          70,846        (125,450)
  (Increase) Decrease in Prepaid Expense ......           --              --                53
  Loss on Sale of Equipment ...................           --              --            12,780
  Issuance of Common  Stock for Services ......           --            48,950         554,647
  Issuance of Stock for Agreement Modification            --              --               152
  Forgiveness of Indebtedness .................           --              --           165,000
  Increase (Decrease) in Accounts
    Payable and Accrued Expenses ..............        (18,321)        (98,540)        812,891
  Interest Accrued on Note Payable ............         12,661          14,532         162,507
  Increase in Research and Development
     Sponsorship Payable ......................           --              --           218,000
  (Increase) in Note for Litigation Settlement            --              --           (25,753)
  (Increase) in Deposits ......................           --              --            (2,189)
                                                   -----------     -----------     -----------
    TOTAL ADJUSTMENTS .........................         30,934        (216,227)      1,651,353
                                                   -----------     -----------     -----------
  NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES .......................         33,006         (87,990)     (2,245,760)
                                                   -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds From Sale of Equipment .............           --              --            10,250
  Purchase of Property and Equipment ..........           --              --          (230,903)
  Proceeds from Sale of Securities ............          4,396         251,798         535,394
  Purchase of Securirties .....................           --              --           (90,000)
  Proceeds from Foreclosure ...................           --              --            44,450
  Investment in Joint Venture .................           --              --           (87,069)
  Payment for License Agreement ...............           --              --            (6,250)
                                                   -----------     -----------     -----------
  NET CASH PROVIDED (USED) BY
   INVESTING ACTIVITIES .......................          4,396         251,798         175,872
                                                   -----------     -----------     -----------


                             See accompanying Notes


MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS


                                                                                From Inception
                                                                                  (October 21,
                                                    For the Three Months Ended   1983) Through
                                                             March 31,               March 31,
                                                       1999            2000            2000
                                                   -----------     -----------    ------------
                                                    (Unaudited)     (Unaudited)     (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Common Stock Net
    of Offering Costs .........................    $      --       $      --       $ 1,121,220
  Costs incurred in Offering ..................           --              --           (31,480)
  Sale of Common Stock Warrants ...............           --              --            18,250
  Sale of Preferred Stock .....................           --              --           258,500
  Sale of Redeemable Preferred Stock ..........           --              --           150,000
  Capital Contributions .......................           --              --           301,068
  Payment on Proposed Reorganization ..........           --              --            (5,000)
  Loans  From  Officers .......................         50,000            --           728,005
  Repayments to Officer .......................        (16,000)        (10,500)       (426,532)
  Increase in Loan Payable-Others .............           --              --           172,069
                                                   -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES: .........         34,000         (10,500)      2,286,100
                                                   -----------     -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS .................................         71,402         153,308         216,212
BEGINNING BALANCE CASH AND CASH EQUIVALENTS ...             20          62,904            --
                                                   -----------     -----------     -----------
ENDING BALANCE CASH AND CASH EQUIVALENTS ......    $    71,422     $   216,212     $   216,212
                                                   ===========     ===========     ===========





                             See accompanying Notes

                           MATERIAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2000, and 1999, and the results of operations and cash flows for the three month periods then ended. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

                           MATERIAL TECHNOLOGIES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
------------------------------------------------------------------------

    During the three month period ended March 31, 2000, the Company generated approximately $180,847 under its research and development contracts as compared to $198,860 generated during the three-month period ended March 31, 1999.

    During the three month periods ended March 31, 2000 and 1999, the Company incurred approximately $90,617, and $8,077, respectively, in development costs all of which related to the above indicated contracts.

    General and administration costs were $198,809, and $192,373, respectively, for the three-month periods ended March 31, 2000 and 1999. The major expenses incurred during 2000, consisted of consulting fees of $64,521, professional fees of $46,333, officer's compensation of $30,000, interest expense of $15,230, travel expenses of $14,800, rent expense of $6,033 and office expense of $8,285. The major expenses incurred during 1999, consisted of Officer's compensation of $50,000, consulting fees of $42,050, professional fees of $26,827, travel expense of $14,663, interest expense of $13,347, telephone expense of $4,015, and rent expense of $7,544.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents as of March 31, 2000 and 1999 were $216,212 and $71,422, respectively. During the first quarter of 2000, the Company received a total of $503,491, which consisted of $251,693 from its research and development contracts, and a net proceeds from the sale of investment securities totaling $251,798. Of the $503,491 received, $339,683 was used in operations and $10,500 was repaid to the Company's President.

During the first quarter of 1999, the Company received a total of $293,024, which consisted of $238,628 from its research and development contracts, $50,000 in loans from its President, and $4,396 from the sale of investment securities. Of the $293,024 received, $205,622 was used in operations and $16,000 was repaid to its President.

         PART II. OTHER INFORMATION

         ITEM 2. CHANGES IN SECURITIES

                  Through a reserve established by the Company to issue shares of its Common Stock to individuals who were defrauded by a former consultant of the Company, the Company issued 48,223 shares in January 2000, 4,944 shares if February 2000, and 1,694 shares in March 2000.

                  In January 2000, the Company issued 50,000 shares of its common stock to a member of its advisory committee.

                  In  February  2000,  the  Company   increased  its  number  of
                  authorized shares of its Class A Common Stock to 100,000,000 shares and its Class B Common Stock to 100,000 shares.

                  On February 2000, the Company issued 214,500 to consultants for services rendered.

                  In   March   2000,   the  Company  issued  225,000  shares  to
                  consultants for services rendered.

                  In March 2000, the Company's President cancelled 40,000 shares of Class A common stock in exchange for receiving 40,000 shares of Class B Common Stock.

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           MATERIAL TECHNOLOGIES, INC.
                                   Registrant



                            /S/ ROBERT M. BERNSTEIN
                            -----------------------

                    Robert M. Bernstein, President and Chief
                                Financial Officer