Form 10-Q
period 2000-06-30
MATERIAL TECHNOLOGIES INC /CA/
filed 2000-08-11
CIK 1036668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended: June 30, 2000           Commission file number: 33-23617


                           MATERIAL TECHNOLOGIES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)



             Delaware                                   95-4622822
             --------                                   ----------
  (State or other jurisdiction of                     (IRS Employer
  incorporation  or  organization)                 identification  No.)


                             11661 San Vicente Boulevard
                                      Suite  707
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this form 10-K. [ ]

     The aggregate market value of the voting stock held by Non-affiliates of the registrant at July 28, 2000 was $2,053,358.

     Documents  incorporated  by  reference-None.

                                      INDEX



                                                                            PAGE
                                                                            ----

Part  1.  Financial  Statements

     Balance  Sheets                                                       3 - 4

     Statements  of  Operations
        Second  Quarter  Ended  June  30,  1999  and  2000  and  from the  Company's  inception  (October  21,  1983)  through
               June  30,  2000                                                 5


     Statements  of  Cash  Flows
        Second  Quarter  Ended  June  30,  1999  and  2000  and  from the  Company's  inception  (October  21,  1983)  through
               June  30,  2000                                             6 - 7


     Statements  of  Comprehensive  Income
        Second  Quarter  Ended  June  30,  1999  and  2000  and  from the  Company's  inception  (October  21,  1983)  through
               June  30,  2000                                                 8



     Notes  to  Financial  Statements                                          9


     Management's  Discussion  and  Analysis                             10 - 11


PART  1.  FINANCIAL  STATEMENTS


                        MATERIAL TECHNOLOGIES, INC.
                       (A Development Stage Company)
                             BALANCE SHEETS

                                 ASSETS


                                           December 31,   June 30,
                                               1999         2000
                                           -------------  ---------
                                                         (Unaudited)
  CURRENT ASSETS
    Cash and Cash Equivalents              $      62,904  $ 161,248
    Accounts Receivable                          144,796    140,419
    Employee Advance                               1,500      1,500
                                           -------------  ---------
      TOTAL CURRENT ASSETS                       209,200    303,167
                                           -------------  ---------

  FIXED ASSETS
    Property and Equipment, Net
        of Accumulated Depreciation                3,949      3,469
                                           -------------  ---------

  OTHER ASSETS
     Intangible Assets, Net of
        Accumulated Amortization                  14,701     13,707
     Investment in Marketable Securities          20,055          -
     Investment in Joint Venture                       -     33,000
     Refundable Deposit                            2,136      2,136
                                           -------------  ---------

      TOTAL OTHER ASSETS                          36,892     48,843
                                           -------------  ---------

      TOTAL ASSETS                         $     250,041  $ 355,479
                                           =============  =========


                            See accompanying notes

                                 MATERIAL TECHNOLOGIES, INC.
                                (A Development Stage Company)
                                       BALANCE SHEETS

                          LIABILITIES AND STOCKHOLDERS'  (DEFICIT)
                          ----------------------------------------


                                                                           December 31,     June 30,
                                                                               1999           2000
                                                                          --------------  ------------
                                                                                          (Unaudited)
  CURRENT LIABILITIES
    Legal Fees Payable                                                    $     145,900   $   151,550
    Fees Payable to R&D Subcontractor                                           101,322        99,065
    Consulting Fees Payable                                                     159,000           202
    Accounting Fees Payable                                                      24,153        27,880
    Other Accounts Payable                                                       18,122         7,360
    Accrued Expenses                                                             24,269        41,636
    Notes Payable - Current Portion                                              84,007        85,629
    Loan Payable - Officer                                                       10,270         1,831
                                                                          --------------  ------------

      TOTAL CURRENT LIABILITIES                                                 567,043       415,153

    Payable on Research and
       Development Sponsorship                                                  303,543       330,862
                                                                          --------------  ------------

      TOTAL LIABILITIES                                                         870,586       746,015
                                                                          --------------  ------------

  STOCKHOLDERS' EQUITY (DEFICIT)
    Common Stock, $.001 Par Value, Authorized 100,000,000
      Shares, Outstanding 14,597,435 shares  at December 31, 1999, and
      20,184,325 shares at June 30, 2000                                         14,597        20,184
    Class B Common Stock, $.001 Par Value, Authorized 100,000
      Shares, Outstanding 60,000 Shares at December 31, 1999, and
      100,000 Shares at June 30, 2000                                                60           100
    Class A Preferred, $.001 Par Value, Authorized  900,000  Shares
      Outstanding 337,471 Shares                                                    350           337
    Additional Paid in Capital                                                3,455,004     5,653,889
    Less Notes Receivable - Common Stock                                        (39,694)   (2,052,362)
    Deficit Accumulated During the Development Stage                         (4,052,917)   (4,012,684)
    Unrealized Holding Gain on Investment Securities                              2,055             -
                                                                          --------------  ------------

    TOTAL STOCKHOLDERS' (DEFICIT)                                              (620,545)     (390,536)
                                                                          --------------  ------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
         (DEFICIT)                                                        $     250,041   $   355,479
                                                                          ==============  ============


                            See accompanying notes

                                               MATERIAL TECHNOLOGIES, INC.
                                              (A Development Stage Company)
                                                STATEMENTS OF OPERATIONS


                                                                                                          From Inception
                                                 For the Three Months Ended  For the Six Months Ended   (October 21, 1983)
                                                          June 30,                    June 30,               Through
                                                     1999          2000          1999          2000       June 30, 2000
                                                 ------------  ------------  ------------  ------------  ---------------
                                                 (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)     (Unaudited)
 REVENUES
  Sale of Fatigue Fuses                          $         -   $         -   $         -   $         -   $       64,505
  Sale of Royalty Interests                                -             -             -             -          198,750
  Income from Research  Contracts                     76,091       277,308       274,950       458,155        2,805,953
  Test Services                                            -             -             -             -           10,870
                                                 ------------  ------------  ------------  ------------  ---------------
    TOTAL REVENUES                                    76,091       277,308       274,950       458,155        3,080,078
                                                 ------------  ------------  ------------  ------------  ---------------

 COSTS AND EXPENSES
  Research and Development                            26,581       260,469        34,658       351,087        2,726,286
  General and Administrative                         216,398       110,324       395,424       308,158        4,477,322
                                                 ------------  ------------  ------------  ------------  ---------------
 TOTAL COSTS AND EXPENSES                            242,979       370,793       430,082       659,245        7,203,608
                                                 ------------  ------------  ------------  ------------  ---------------
 INCOME (LOSS) FROM OPERATIONS                      (166,888)      (93,485)     (155,132)     (201,090)      (4,123,530)
                                                 ------------  ------------  ------------  ------------  ---------------

 OTHER INCOME (EXPENSE)
  Expense Reimbursed                                       -             -             -             -            4,510
  Interest Income                                        107        21,440           173        22,478           64,594
  Gain on Sale of Securities                               -             -         4,396       251,798          459,295
  Gain on Foreclosure                                      -             -             -             -           18,697
  Miscellaneous Income                                     -             -             -             -           25,145
  Loss on Sale of Equipment                                -             -             -             -          (12,780)
  Settlement of Teaming Agreement                          -             -             -             -           50,000
  Modification of Royalty Agreement                        -             -             -             -           (7,332)
  Interest Expense                                   (13,054)      (15,158)      (26,401)      (30,378)        (215,263)
  Litigation Settlement                                    -             -             -             -           18,095
                                                 ------------  ------------  ------------  ------------  ---------------
    TOTAL OTHER INCOME                               (12,947)        6,282       (21,832)      243,898          404,961
                                                 ------------  ------------  ------------  ------------  ---------------

 NET INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEMS AND PROVISION FOR INCOME TAXES              (179,835)      (87,203)     (176,964)       42,808       (3,718,569)
 PROVISION FOR INCOME TAXES                              (800)         (800)         (800)       (2,575)         (11,175)
                                                 ------------  ------------  ------------  ------------  ---------------
    NET INCOME (LOSS) BEFORE
      EXTRAORDINARY ITEMS                           (180,635)      (88,003)     (177,764)       40,233       (3,729,744)
 EXTRAORDINARY ITEMS
  Forgiveness of Debt                                      -             -             -             -         (289,940)
  Utilization of Operating  Loss Carry Forward             -             -             -             -            7,000
                                                 ------------  ------------  ------------  ------------  ---------------
    NET  (LOSS)                                  $  (180,635)  $   (88,003)  $  (177,764)  $    40,233   $   (4,012,684)
                                                 ============  ============  ============  ============  ===============
 PER SHARE DATA
  Income (Loss) Before Extraordinary Item             (0.017)  $    (0.005)       (0.017)  $     0.003
  Extraordinary Items                                      -             -             -             -
                                                 ------------  ------------  ------------  ------------
    NET INCOME (LOSS)                                 (0.017)  $    (0.005)       (0.017)  $     0.003
                                                 ============  ============  ============  ============
    WEIGHTED AVERAGE
      COMMON SHARES OUTSTANDING                   10,860,359    17,243,600    10,524,278    16,047,454
                                                 ============  ============  ============  ============


                            See accompanying notes

                                                   MATERIAL TECHNOLOGIES, INC.
                                                  (A Development Stage Company)
                                                    STATEMENTS OF CASH FLOWS


                                                                                                                   From Inception
                                                                                                                    (October 21,
                                                            For the Three Months Ended   For the Six Months Ended      1983)
                                                                      June 30,                   June 30,             Through
                                                                 1999         2000          1999          2000      June 30, 2000
                                                             ------------  -----------  ------------  ------------  -------------
                                                             (Unaudited)   (Unaudited)  (Unaudited)    (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (Loss)                                          $  (180,635)     (88,003)  $  (177,764)  $    40,233   $(4,012,684)
                                                             ------------  -----------  ------------  ------------  -------------
  Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided
    (Used) by Operating Activities
  Depreciation and Amortization                                    1,222          738         2,444         1,474       173,099
  Interest Income Accrued on Stock Subscription Receivable             -      (16,715)            -       (17,668)      (19,100)
  Bad Debts                                                            -            -             -             -        50,000
  Gain on Sale of Securities                                           -            -        (4,396)            -      (193,596)
  Gain on Foreclosure                                                  -            -             -             -       (18,697)
  Charge off of Deferred Offering Costs                                -            -             -             -        36,480
  Charge off of Long-lived Assets Due to Impairment                    -            -             -             -        92,919
  Loss on Sale of Equipment                                            -            -             -             -        12,780
  Modification of Royalty Agreement                                    -            -             -             -         7,332
  Issuance of Common Stock for Services                           32,500       (3,450)       32,500        45,500       578,764
  Issuance of Stock for Agreement Modification                         -            -             -             -           152
  Forgiveness of Indebtedness                                          -            -             -             -       165,000
  (Increase) Decrease in Accounts Receivable                      84,978      (66,469)      124,746         4,377      (191,919)
  (Increase) in Employee Advances                                      -            -             -             -             -
  (Increase) Decrease in Prepaid Expense                               -            -             -             -            53
  Increase (Decrease) in Accounts
    Payable and Accrued Expenses                                  36,994      112,465        17,874        13,926       925,357
  Interest Accrued on Notes Payable                               12,367       14,470        25,028        29,002       176,977
  Increase in Research and Development
    Sponsorship Payable                                                -            -             -             -       218,000
  (Increase) in Note for Litigation Settlement                         -            -             -             -       (25,753)
  (Increase) in Deposits                                               -            -             -             -        (2,189)
                                                             ------------  -----------  ------------  ------------  -------------
    TOTAL ADJUSTMENTS                                            168,061       41,039       198,196        76,611     1,985,659
                                                             ------------  -----------  ------------  ------------  -------------

  NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                                          (12,574)     (46,964)       20,432       116,844    (2,027,025)
                                                             ------------  -----------  ------------  ------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Equipment                                      -            -             -             -        10,250
  Proceeds from Sale of Securities                                     -            -         4,396             -       283,596
  Purchase of Securities                                               -            -             -             -       (90,000)
  Purchase of Property and Equipment                                   -            -             -             -      (230,903)
  Investment in Joint Venture                                    (10,000)     (15,000)      (10,000)      (15,000)      (15,000)
  Proceeds from Foreclosure                                            -            -             -             -        44,450
  Investment in Joint Ventures                                         -            -             -             -       (87,069)
  Payment for License Agreement                                        -            -             -             -        (6,250)
                                                             ------------  -----------  ------------  ------------  -------------

  NET CASH PROVIDED (USED) BY
   INVESTING ACTIVITIES                                          (10,000)     (15,000)       (5,604)      (15,000)      (90,926)
                                                             ------------  -----------  ------------  ------------  -------------


                             See accompanying notes

                                         MATERIAL TECHNOLOGIES, INC.
                                        (A Development Stage Company)
                                           STATEMENTS OF CASH FLOWS


                                                                                                                    From Inception
                                                            For the Three Months Ended  For the Six Months Ended  (October 21, 1983)
                                                                     June 30,                   June 30,               Through
                                                                1999         2000          1999          2000       June 30, 2000
                                                            ------------  ------------  ------------  -------------  ------------
                                                            (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Stock
    Net of Offering Costs                                   $         -   $     5,000   $         -   $     5,000   $ 1,112,319
  Costs Incurred in Offering                                          -             -             -             -       (31,480)
  Sale of Common Stock Warrants                                       -             -             -             -        18,250
  Payment on Proposed Reoganization                                   -             -             -             -        (5,000)
  Sale of Preferred Stock                                             -             -             -             -       258,500
  Sale of Redeemable Preferred Stock                                  -             -             -             -       150,000
  Capital Contributions                                               -             -             -             -       301,068
  Loans from Officers                                            25,000         3,000        75,000         3,000       731,005
  Repayments to Officer                                          (9,000)       (1,000)      (25,000)      (11,500)     (427,532)
  Increase (Decrease) in Loans - Other                                -             -             -             -       172,069
                                                            ------------  ------------  ------------  -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:                            16,000         7,000        50,000        (3,500)    2,279,199
                                                            ------------  ------------  ------------  -------------  ------------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                         (6,574)      (54,964)       64,828        98,344       161,248
BEGINNING BALANCE CASH AND
    CASH EQUIVALENTS                                             71,422       216,212            20        62,904             -
                                                            ------------  ------------  ------------  -------------  ------------

ENDING BALANCE CASH AND CASH
    EQUIVALENTS                                             $    64,848   $   161,248   $    64,848   $   161,248   $   161,248
                                                            ============  ============  ============  ============  ============


                            See accompanying notes

                                       MATERIAL TECHNOLOGIES, INC.
                                      (A Development Stage Company)
                                    STATEMENTS OF COMPREHENSIVE INCOME


                                                        For the Three              For the Six         From Inception
                                                        Months Ended               Months Ended      (October 21, 1983)
                                                           June 30,                  June 30,            Through
                                                      1999         2000         1999         2000       June 30, 2000
                                                   -----------  -----------  -----------  -----------  ---------------
                                                   (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)    (Unaudited)

  NET (LOSS)                                       $ (180,635)  $  (88,003)  $ (177,764)  $   40,233   $   (4,012,684)

  OTHER COMPREHENSIVE INCOME,
    NET OF TAX

    Unrealized Gains (Losses) on Securities                 -       (2,055)           -            -           (2,055)
                                                   -----------  -----------  -----------  -----------  ---------------

      TOTAL COMPREHENSIVE INCOME                   $ (180,635)  $  (90,058)  $ (177,764)  $   40,233   $   (4,014,739)
                                                   ===========  ===========  ===========  ===========  ===============


                            See accompanying notes

                           MATERIAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2000 and 1999 and the results of operations and cash flows for the three month periods then ended. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

                           MATERIAL TECHNOLOGIES, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS


RESULTS  OF  OPERATIONS
-----------------------

     FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     The Company had no sales during the six month period ended June 30, 2000, or during the six month period ended June 30, 1999. The Company generated $458,155 under its research and development contracts during the first two quarters of 2000, as compared to $274,950 which was earned during the same period in 1999. The Company realized a $251,798 gain from the sale of marketable securities during the first two quarter of 2000, as compared to $4,396 during the same period in 1999. Interest earned during the first two quarters in 2000 totaled $22,478 which mostly consisted of accrued interest earned on promissory notes due from the Company's President and a Director on stock purchased during the second quarter of 2000. Interest earned in 1999 amounted to $173.

     During the six month period ended June 30, 2000, the Company incurred $351,086 in development costs of which $297,198 relates to subcontract costs . Development costs incurred during the six months ended June 30, 1999, amounted to $34,658.

     General and administration costs were $308,608 and $394,356 respectively, for the six-month periods ended June 30, 2000 and 1999. The major costs incurred during 2000, consisted of professional fees of $74,819, consulting fees of $75,510, officer's salary of $60,000, travel of $18,819, telephone expense of $9,341, rent of $12,444, and office expense of $15,515. The major costs incurred during 1999, consisted of professional fees of $55,971, consulting fees of $159,805, officer's salary of $70,000, travel of $27,792, telephone expense of $9,565, rent of $13,452, and office expense of $9,317.

     Interest expense for the six-months ended June 30, 2000 totaled $30,378 as compared to $26,401 incured during the for the first six-months of 1999.


     FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

     The Company had no sales during the three month period ended June 30, 2000 or during the three month period ended June 30, 1999. During the three month period ending June 30, 2000, the Company earned $277,308 from its research contract as compared to $76,091 earned during the same period in 1999. Interest earned during the three months ended June 30, 2000 totaled $21,440 which mostly consisted of accrued interest earned on promissory notes due from the Company's President and a Director on stock purchased during the second quarter of 2000.

     During the three-month period ended June 30, 2000, the Company incurred $260,469 in development costs of which $243,993 relates to subcontract costs. Development costs incurred during the same three month period of 1999 amounted to $26,581.

     General and administration costs were $110,774 and $216,398, respectively, for the three-month periods ended June 30, 2000 and 1999. The major costs incurred during 2000, consisted of professional fees of $28,484, consulting fees of $10,989, officer's salary of $30,000, travel expenses of $4,018, telephone expense of $4,551, office expense of $7,231, and rent of $6,411. The major costs incurred during 1999, consisted of professional fees of $29,144, consulting fees of $117,755, officer's salary of $20,000, travel expenses of $13,128, telephone expense of $5,550, office expense of $4,381, and rent of $5,908.

     Interest expense for the three-months ended June 30, 2000, totaled $15,158 as compared to $13,054 incured during the same period in 1999.


     LIQUIDITY  AND  CAPITAL  RESOURCES
     ----------------------------------

     Cash and cash equivalents as of June 30, 2000 and 1999 were $161,248, and $64,848, respectively. During 2000, the Company generated net cash from operations of $116,844, and received $3,000 from officer advances and $5,000 from the issuance of shares to the Company's President and a Director (See Item 2. Changes In Securities). During 2000, the Company invested $15,000 in a joint venture and repaid $11,500 in officer advances. During 1999, the Company generated net cash from operations of $20,432, received $4,396 through the sale of marketable securities, and received $75,000 from officer advances. During 1999, the Company invested $10,000 in a joint venture and repaid $25,000 in officer advances.



ITEM  2.  CHANGES  IN  SECURITIES

     During the three months ended June 30, 2000, the Corporation issued 5,082,529 shares of its Class A Common Stock of which 70,000 shares were issued to several consultants, 12,529 shares were issued in cancellation of 12,529 shares of the Company's Preferred Stock, 4.650,000 shares were issued to its President and 350,000 shares were issued to a Director. In exhange for the 5,000,000 shares issued to its President and Director, the Company received $5,000 cash and non-recourse promissory notes with face values totaling $1,995,000. The notes mature in May 2005, and bear interest at an annual rate of 8%.

     PURSUANT TO THE REQUIREMENTS OF SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                           MATERIAL TECHNOLOGIES, INC.
                           ---------------------------
                                   REGISTRANT



                                   /s/  Robert  M.  Berstein
                                   ---------------------------------------
                                   Robert M. Bernstein, President And Chief
                                   Financial  Officer



                                   Date:  July  31,  2000