Form 10-Q
period 2000-09-30
MATERIAL TECHNOLOGIES INC /CA/
filed 2000-11-07
CIK 1036668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended: September 30, 2000       Commission file number: 33-23617

                           MATERIAL TECHNOLOGIES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                                        95-4622822
 -------------------------------------------                 ----------------
(State or other jurisdiction of incorporation                 (IRS  Employer
             or  organization)                              identification No.)


                          11661  San Vicente Boulevard
                                   Suite  707
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this form 10-K. [ ]

     The aggregate market value of the voting stock held by Non-affiliates of the registrant at October 20, 2000 was approximately $866,973.

Documents  incorporated  by  reference-None.

                                      INDEX



                                                                            PAGE
                                                                            ----

Part 1. Financial  Statements

     Balance  Sheets                                                       3 - 4

     Statements  of  Operations  -
       Third Quarter Ended September 30, 1999 and 2000 and from
       the Company's inception (October 21, 1983) through
       September  30, 2000                                                   5


     Statements  of  Cash  Flows  -
       Third Quarter Ended September 30, 1999 and 2000 and from
       the Company's inception (October 21, 1983) through
       September  30,  2000                                                6 - 7


     Notes to Financial Statements                                           8


     Management's Discussion and Analysis                                 9 - 11



Part 2. Other Information                                                  11

PART  1.  FINANCIAL  STATEMENTS


                           MATERIAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEETS

                                      ASSETS


                                       December 31,  September 30,
                                           1999          2000
                                       ------------  -------------
                                                      (Unaudited)
CURRENT ASSETS
  Cash and Cash Equivalents            $     62,904  $      54,783
  Accounts Receivable - Net                 144,796          5,128
  Loans to Officer                                -          9,276
  Employee Advances                           1,500              -
  Prepaid Expense                                 -         50,000
                                       ------------  -------------
    TOTAL CURRENT ASSETS                    209,200        119,187
                                       ------------  -------------

FIXED ASSETS
  Property and Equipment, Net
    of Accumulated Depreciation               3,949          3,230
                                       ------------  -------------

OTHER ASSETS
   Intangible Assets, Net of
     Accumulated Amortization                14,701         13,209
  Investment in Marketable Securities         2,055          2,055
  Investment in Joint Venture                18,000         33,000
  Refundable Deposit                          2,136          2,136
                                       ------------  -------------

    TOTAL OTHER ASSETS                       36,892         50,400
                                       ------------  -------------

    TOTAL ASSETS                       $    250,041  $     172,817
                                       ============  =============


                             See accompanying notes

                                          MATERIAL TECHNOLOGIES, INC.
                                         (A Development Stage Company)
                                                BALANCE SHEETS


                                   LIABILITIES AND STOCKHOLDERS'  (DEFICIT)
                                   ----------------------------------------


                                                                       December 31,          September 30,
                                                                           1999                  2000
                                                                   --------------------  --------------------
                                                                                              (Unaudited)
CURRENT LIABILITIES
  Legal Fees Payable                                               $           145,900   $           147,072
  Fees Payable to R&D Subcontractor                                            101,322                 3,077
  Consulting Fees Payable                                                      159,000                     -
  Accounting Fees Payable                                                       24,153                25,989
  Accounts Payable - Other                                                      18,122                 5,325
  Accrued Expenses                                                              24,269                31,440
  Notes Payable - Current Portion                                               25,688                86,441
  Loan Payable - Officer                                                        10,270                     -
  Loans Payable - Others                                                        58,319
                                                                   --------------------  --------------------

    TOTAL CURRENT LIABILITIES                                                  567,043               299,344

Payable on Research and
    Development Sponsorship                                                    303,543               344,522
                                                                   --------------------  --------------------

    TOTAL LIABILITIES                                                          870,586               643,866
                                                                   --------------------  --------------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Class A Common Stock, $.001 Par Value, Authorized 100,000,000
     Shares, Outstanding 14,597,435, at December 31, 1999, and
     20,234,492 Shares at September 30, 2000                                    14,597                20,234
  Class B Common Stock, $.001 Par Value, Authorized 100,000
     Shares, Outstanding 60,000 Shares at December 31,1999, and
    100,000  Shares at September 30, 2000                                           60                   100
   Class A Preferred, $.001 Par Value, Authorized 900,000 Shares
     Outstanding 350,000 Shares                                                    350                   337
  Additional Paid in Capital                                                 3,455,004             5,661,289
  Less Notes Receivable - Common Stock                                         (39,694)           (2,092,153)
  Deficit Accumulated During the Development Stage                          (4,052,917)           (4,062,911)
  Unrealized Holding Gain on Investments in Securities                           2,055                 2,055
                                                                   --------------------  --------------------

  TOTAL STOCKHOLDERS' (DEFICIT)                                               (620,545)             (471,049)
                                                                   --------------------  --------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $           250,041   $           172,817
                                                                   ====================  ====================


                             See accompanying notes

                                                 MATERIAL TECHNOLOGIES, INC.
                                                (A Development Stage Company)
                                                   STATEMENTS OF OPERATIONS


                                                                                                           From  Inception
                                                 For the Three Months Ended  For the Nine Months Ended    (October 21, 1983)
                                                        September 30,               September 30,               Through
                                                     1999          2000          1999          2000       September 30, 2000
                                                 ------------  ------------  ------------  ------------  --------------------
                                                 (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)       (Unaudited)
REVENUES
  Sale of Fatigue Fuses                          $         -   $         -   $         -   $         -   $            64,505
  Sale of Royalty Interests                                -             -             -             -               198,750
  Research and Development Revenue                   130,354       143,781       405,304       601,936             2,949,734
  Test Services                                            -             -             -             -                10,870
                                                 ------------  ------------  ------------  ------------  --------------------
    TOTAL REVENUES                                   130,354       143,781       405,304       601,936             3,223,859
                                                 ------------  ------------  ------------  ------------  --------------------

COSTS AND EXPENSES
  Research and Development                            17,044       100,051        51,702       433,445             2,808,644
  General and Administrative                         156,441       117,477       578,266       443,777             4,612,941
                                                 ------------  ------------  ------------  ------------  --------------------
    TOTAL COSTS AND EXPENSES                         173,485       217,528       629,968       877,222             7,421,585
                                                 ------------  ------------  ------------  ------------  --------------------
    INCOME (LOSS) FROM OPERATIONS                    (43,131)      (73,747)     (224,664)     (275,286)           (4,197,726)
                                                 ------------  ------------  ------------  ------------  --------------------

OTHER INCOME (EXPENSE)
  Expense Reimbursed                                       -             -             -             -                 4,510
  Interest Income                                        304        39,128           477        61,606               103,722
  Gain on Sale of Stock                                    -             -         4,396       251,798               459,295
  Gain on Foreclosure                                      -             -             -             -                18,697
  Miscellaneous Income                                     -             -             -             -                25,145
  Modification of Royalty Agreement                        -             -             -             -                (7,332)
  Loss on Sale of Equipment                                -             -             -             -               (12,780)
  Interest Expense                                         -             -       (15,158)      (45,537)             (230,422)
  Settlement of Teaming Agreement                          -             -             -             -                50,000
  Litigation Settlement                                    -             -             -             -                18,095
                                                 ------------  ------------  ------------  ------------  --------------------
    TOTAL OTHER INCOME                                   304        23,970         4,873       267,867               428,930
                                                 ------------  ------------  ------------  ------------  --------------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEMS AND PROVISION FOR INCOME TAXES               (42,827)      (49,777)     (219,791)       (7,419)           (3,768,796)
PROVISION FOR INCOME TAXES                                 -             -          (800)       (2,575)              (11,175)
                                                 ------------  ------------  ------------  ------------  --------------------
    NET INCOME (LOSS) BEFORE
      EXTRAORDINARY ITEMS                            (42,827)      (49,777)     (220,591)       (9,994)           (3,779,971)
 EXTRAORDINARY ITEMS
  Forgiveness of Debt                                      -             -             -             -              (289,940)
  Utilization of Operating  Loss Carry forward             -             -             -             -                 7,000
                                                 ------------  ------------  ------------  ------------  --------------------
    NET INCOME (LOSS)                            $   (42,827)  $   (49,777)  $  (220,591)  $    (9,994)  $        (4,062,911)
                                                 ============  ============  ============  ============  ====================

PER SHARE DATA
  Basic Income (Loss) Per Share Before
  Extraordinary Item                                  (0.003)  $    (0.002)       (0.019)       (0.001)
  Extraordinary Items                                      -             -             -             -
                                                               ------------  ------------  ------------
    NET INCOME (LOSS)                                 (0.003)  $    (0.002)       (0.019)       (0.001)
                                                 ============  ============  ============  ============
    WEIGHTED AVERAGE
         COMMON SHARES OUTSTANDING                13,588,239    20,324,413    11,672,184    17,483,367
                                                 ============  ============  ============  ============


                             See accompanying notes

                                                    MATERIAL TECHNOLOGIES, INC.
                                                   (A Development Stage Company)
                                                     STATEMENTS OF CASH FLOWS


                                                                                                                From  Inception
                                                      For the Three Months Ended  For the Nine Months Ended    (October 21, 1983)
                                                            September  30,               September  30,             Through
                                                          1999          2000          1999          2000       September 30, 2000
                                                      ------------  ------------  ------------  ------------  --------------------
                                                      (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                   $   (42,827)  $   (49,777)  $  (220,591)  $    (9,994)  $        (4,062,911)
                                                      ------------  ------------  ------------  ------------  --------------------
  Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided
    (Used) by Operating Activities
  Depreciation and Amortization                             1,222           737         3,666         2,211               173,836
  Interest Income on Stock Subscriptions Receivable             -       (39,790)            -       (57,459)              (58,891)
  Bad Debt                                                      -             -             -             -                50,000
  Gain on Sale of Marketable Securities                         -             -             -             -              (193,596)
  Gain on Real Estate Foreclosure                               -             -                                           (18,697)
  Charge off of Deferred Offering Costs                         -             -                                            36,480
  Charge off of Long-lived Assets Due Impairment                -             -             -             -                92,919
  Charge off of Deferred Offering Costs                         -             -                                            12,780
  Loss on Sale of Equipment                                     -             -                                             7,332
  Issuance of Common  Stock for Services                    2,900        16,000        35,400        61,950               595,214
  Issuance of Stock for Agreement Modification                  -             -             -             -                   152
  Forgiveness of Indebtedness                                   -             -                                           165,000
  (Increase) Decrease in Accounts Receivable              (15,007)      136,791       109,739       141,168               (55,128)
  (Increase) Decrease in Prepaid Expenses                       -       (50,000)            -       (50,000)              (49,947)
  Increase (Decrease) in Accounts
    Payable and Accrued Expenses                           13,551      (123,788)       31,425      (109,863)              801,568
  Interest Accrued on Note Payable                          1,835           703         8,863         2,388               150,363
  Increase in Research and Development                                                                                          -
     Sponsorship Payable                                    9,000        13,659        27,000        40,978               258,978
  (Increase) in Note for Litigation Settlement                  -             -             -             -               (25,753)
  (Increase) in Deposits                                        -             -             -             -                (2,189)
                                                      ------------  ------------  ------------  ------------  --------------------
    TOTAL ADJUSTMENTS                                      13,501       (45,688)      216,093        31,373             1,940,421
                                                      ------------  ------------  ------------  ------------  --------------------
  NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                                   (29,326)      (95,465)       (4,498)       21,379            (2,122,490)
                                                      ------------  ------------  ------------  ------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds From Sale of Equipment                               -             -             -             -                10,250
  Proceeds from Sale of Marketable Securities                   -             -             -             -               283,596
  Purchase of Marketable Securities                             -             -             -             -               (90,000)
  Investment in Joint Venture                              (8,000)            -       (18,000)      (15,000)             (102,069)
  Purchase of Property and Equipment                            -             -             -             -              (230,903)
  Net Proceeds from Sale of Real Estate-                        -             -             -             -                44,450

  Payment for License Agreement                                 -             -             -             -                (6,250)
                                                      ------------  ------------  ------------  ------------  --------------------

  NET CASH PROVIDED (USED) BY
   INVESTING ACTIVITIES                                    (8,000)            -       (18,000)      (15,000)              (90,926)
                                                      ------------  ------------  ------------  ------------  --------------------


                             See accompanying notes

                                                 MATERIAL TECHNOLOGIES, INC.
                                                (A Development Stage Company)
                                                  STATEMENTS OF CASH FLOWS


                                                                                                 From  Inception
                                       For the Three Months Ended  For the Nine Months Ended    (October 21, 1983)
                                              September  30,              September  30,             Through
                                           1999          2000          1999          2000       September 30, 2000
                                       ------------  ------------  ------------  ------------  --------------------
                                       (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)       (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Common Stock
    Net of Offering Costs              $         -   $         -   $         -   $     5,000   $         1,112,319
  Costs incurred in Offering                     -             -             -             -               (31,480)
  Sale of Common Stock Warrants                  -             -             -             -                18,250
  Payment on Proposed Reorganization                                                                        (5,000)
  Sale of Preferred Stock                        -             -             -             -               258,500
  Sale of Redeemable Preferred Stock             -             -             -             -                150,000
  Capital Contributions                          -             -             -             -               301,068
  Loans  From  Officers                      5,000             -        80,000         3,000               731,005
  Repayments to Officer                    (27,500)      (11,000)      (52,500)      (22,500)             (438,532)
 ( Increase) in Loans - Other               (5,000)            -        (5,000)            -               172,069
                                       ------------  ------------  ------------  ------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:      (27,500)      (11,000)       22,500       (14,500)            2,268,199
                                       ------------  ------------  ------------  ------------  --------------------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                 (64,826)     (106,465)            2        (8,121)               54,783
BEGINNING BALANCE CASH AND
      CASH EQUIVALENTS                      64,848       161,248            20        62,904                     -
                                       ------------  ------------  ------------  ------------  --------------------
ENDING BALANCE CASH AND CASH
    EQUIVALENTS                        $        22   $    54,783   $        22   $    54,783   $            54,783
                                       ============  ============  ============  ============  ====================


                             See accompanying notes

                           MATERIAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1999 and 2000 and the results of operations and cash flows for the three-month and nine-month periods then ended. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

                           MATERIAL TECHNOLOGIES, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS


RESULTS  OF  OPERATIONS
-----------------------


     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

     During the nine month period ended September 30, 1999, the Company generated approximately $410,177 in revenue, which consisted of $405,304 under its research and development contracts, $4,396 from the sale of marketable securities, and $477 in interest earned from savings.

     During the nine month period ended September 30, 2000, the Company generated approximately $915,340 in revenue, which consisted of $601,936 under its research, and development contracts, $251,798 from the sale of marketable securities, and $61,606 in interest. Of the $61,606 in interest earned, $55,572 relates to interest accrued on non-recourse stock subscription receivables due from the Company's President and a Director.

     During the nine month periods ended September 30, 1999 and 2000, the Company incurred approximately $51,702, and $433,445, respectively, in development costs all of which related to the above indicated contracts.

     General and administration costs were $578,266, and $443,777, respectively, for the nine-month periods ended September 30, 1999, and 2000. The major expenses incurred during the nine-month period ended September 30, 1999, consisted of $206,982 in consulting fees, $90,000 in officer's salary, $60,100 in interest expense, $92,308 in professional fees, $19,610 in rent, $14,818 in telephone expense, $20,956 in salaries, and $39,514 in travel costs.

     The major expenses incurred during the nine-month period ended September 30, 2000, consisted of $84,101 in consulting fees, $90,000 in officer's salary, $109,315 in professional fees, $18,855 in rent, $14,577 in telephone expense, $28,187 in salaries, office expense of $21,761, and $22,491 in travel costs.


     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

     During the three month period ended September 30, 1999, the Company generated approximately $130,658 in revenue which consisted of $130,354 under its research and development contracts, and interest earned on savings totaling $304.

     During the three-month period ended September 30, 2000, the Company generated approximately $182,909 in revenue, which consisted of $143,781 under its research and development contracts, and interest earned of $39,128 the majority of which relates to interest accrued on non-recourse stock subscription receivables due from the Company's President and a Director.

     During the three-month periods ended September 30, 1999 and 2000, the Company incurred approximately $17,044, and $100,051, respectively, in development costs all of which related to the above indicated contracts.

     General and administration costs were $156,441 and $117,477, respectively, for the three-month periods ended September 30, 1999 and 2000. The major expenses incurred in 1999, consisted of officer's salaries of $30,000, interest expense of $11,523, office salaries of $3,456, consulting fees of $47,177, professional services of $20,348, rent of $6,158, and travel expense of $11,723.

     The major expenses incurred in 2000, consisted of officer's salaries of $30,000, office salaries of $8,928, consulting fees of $8,591, professional services of $34,498, rent of $6,411, office expense of $6,246, telephone expense of $5,236, and travel expense of $3,672.


     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     Cash and cash equivalents as of September 30, 1999 and 2000 were $22, and $54,783, respectively. During 1999, the Company received $295,565 through its research contracts, and $80,000 through advances from its President. Of the $375,565 received, $300,063 was used in operations, $18,000 was invested in a joint Venture, $52,500 was repaid to its President, and $5,000 was advanced to a third party.

     During 2000, the Company received $841,647 through its research contracts, $3,000 through advances from its President, $5,000 through the issuance of Company's common stock, $251,798 through the sale of stock held for investment, $3,990 from interest earned on savings, and other receipts totaling $3,053. Of the $1,108,488 received, $1,070,988 was used in operations, $15,000 was invested in a joint Venture, and $22,500 was repaid to its President.

PART  2.  OTHER  INFORMATION


ITEM  2.  CHANGES  IN  SECURITIES

     On July 13, 2000, the Company issued 40,000 shares of its common stock to an attorney in part payment of fees owed.

     On August 13, 2000, the Company issued 10,167 shares of its Common Stock to individuals through a reserve established by the Company to issue shares of its Common Stock to individuals who were defrauded by a former consultant of the Company.


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



                              DATE:  OCTOBER 20, 2000