Form 10-K
period 2000-12-31
MATERIAL TECHNOLOGIES INC /CA/
filed 2001-03-30
CIK 1036668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10K

             [X] ANNUAL REPORT PURSUANT TO SECTION13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For  the  fiscal  year  ended  December  31,  2000

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

Securities  Registered  pursuant  to  Section12(b)  of  the  Act:

     Title  of  each  class          Name  of  each exchange on which registered
     None

           Securities Registered pursuant to Section12(g) of the Act:
                                  Common Stock
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 20, 2001, was $1,428,890 based on the average of the bid and asked price of $.12 as reported by the OTC electronic bulletin board on such date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date.

As of March 20, 2001, there were 31,168,167 shares of Common Stock, $.001 Par Value issued and outstanding.

As of March 20, 2001, there were 100,000 shares of Class B Common Stock, $.001 Par Value issued and outstanding.

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

There is no annual report, proxy statement, or prospectus to incorporate by reference.

The S-1 Registration Statement for Material Technologies, Inc., effective July 31, 1997 with exhibits is incorporated by reference.

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

The Company's efforts are dedicated to developing devices and systems that indicate the true fatigue status of a metal component. The Company has developed two products. The first is a small, extremely simple device that continuously monitors fatigue life in a structural member. It is called a Fatigue Fuse (FFTM). The second is an instrument that is intended to measure the amount of fatigue life remaining in an existing structural member. Nothing like it currently exists in materials technology. Further it has the ability to determine the presence of cracks. The crack detection modality has a resolution of a few microns, exceeding the current state of the art by fifty times or more. It is called an Electrochemical Fatigue Sensor (EFSTM). Both devices are pioneering technology in the fatigue field that stands as cutting-edge solutions. They are both well patented.

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

BACKGROUND

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

This difficulty has caused designers of structures subject to fatigue to be extremely conservative by designing structures in a manner which maintains the stresses presented in critical areas of a structure at a level well below the known endurance limits of the material employed. In many instances this results in extreme expense. In spite of this "over designing", catastrophic fatigue failures still occur. Thus there is a need for a means of measuring the state of fatigue life since the best available methods of analysis are very inadequate.

THE  FATIGUE  FUSE
------------------

The Fatigue Fuse is designed to be affixed to a structure to give warnings as preselected portions of the fatigue life have been used up (i.e., how far to failure the structure has progressed). It warns against a condition of widespread generalized cracking due to fatigue.

The Fatigue Fuse is a thin piece of metal similar to the material being monitored. It consists of a series of parallel metal strips connected to a common base, much as fingers are attached to a hand. Each "finger" has a different geometric pattern called "notches" defining its boundaries. Each finger incorporates a design specific notch near the base. By applying the laws of physics to determine the geometric contour of each notch, the fatigue life of each finger is finite and predictable. When the fatigue life of a finger (Fuse) is reached, the Fuse breaks.

By implementing different geometry for each finger in the array, different increments of fatigue life are observable. Typically, notches will be designed to facilitate observing increments of fatigue life of 10% to 20%. By mechanically attaching or bonding these devices to different areas of the structural member of concern, the Fuse undergoes the same fatigue history (strain cycles) as the structural member. Therefore, breakage of a Fuse indicates that an increment of fatigue life has been reached for the structural member. The notch and the size and shape of the notch concentrate energy on each finger. The Fuse is intimately attached to the structural member of interest. Therefore, the Fuse experiences the same load and wear history as the member.

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

In a new structure we can generally assume there is no fatigue and can thus design the fatigue fuse for 100% of its life potential. But in an existing structure, one that experienced loading and wear, we must determine the fatigue status of that structural member so we can design the Fatigue Fuse to monitor the remaining fatigue life potential. The EFS is dedicated to that purpose.

ELECTROCHEMICAL  FATIGUE  SENSOR  ("EFS")
-----------------------------------------

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

The EFS is a device that employs the principle of electrochemical/mechanical interaction to measure the state of fatigue damage in a metal structural member. It is expected to provide a means for determining the fatigue age of that member so that appropriate action (monitor, replacement, or repair) can be taken before structural failure occurs.

The EFS functions by treating the location of interest (the target) associated with the structural member as an electrode of an electrochemical cell. To complete the electro-cellular reaction an electrolyte, in the form of a low corrosion gel, is placed in contact with the target. By imposing a constant voltage-equivalent circuit as the control mechanism for the electrochemical reaction - at the target surface - current flows as a function of stress action. The EFS is always a dynamic process; therefore stress action is required, e.g.: to measure a bridge structural member it is necessary that cyclic loads be imposed, as normal traffic on the bridge would do. The results are a specific set of current waveforms and amplitudes that is expected to characterize and report fatigue damage (age).

Stress points are very often located in difficult-to-get-at places for humans. Therefore, it has become desirable to miniaturize the process and develop a means for delivery to inaccessible areas. The answer is borescope technology, that is currently unproven and being developed. The Company is highly dependent on this technology for much of its potential market.

DEVELOPMENT  OF  TECHNOLOGIES

STATUS  OF  THE  FATIGUE  FUSE
------------------------------

The  development  and  application  sequence for the Fatigue Fuse and EFS is (a)
Basic Research, (b) Exploratory Development, (c) Advanced Development, (d) Prototype Evaluation, (e) Application Demonstration, and (f) Commercial Sales and Service. The Fatigue Fuse came first. The inventor, Professor Maurice Brull, conducted the Basic Research at the University of Pennsylvania. Matech conducted the Advanced Development, including variations of the adhesive bonding process, and fabricating a laboratory-grade remote recorder for finger separation events that constitute proper functioning of the Fatigue Fuse. The next step, Prototype Evaluation encompassing empirical tailoring of Fuse parameters to fit the actual spectrum loading expected in specific applications, needs to be done. The associated tests include both coupon specimens and full-scale structural tests with attached Fuses. A prototype of a flight qualifiable operational separation event recorder was designed, fabricated, and successfully demonstrated. The next tasks will be to prepare a mathematical analysis for more efficient selection of Fuse parameters and to conduct a comprehensive test program to prove the ability of the Fatigue Fuse to accurately indicate fatigue damage when subjected to realistically large variations in spectrum loading. The final tasks prior to marketing will be an even larger group of demonstration tests.

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

STATUS  OF  THE  EFS
--------------------

The EFS currently has certain limitations. To obtain meaningful measurements, the process requires that at least 50% of the fatigue life has occurred. Also, the process has only been perfected for commercial use with mild and soft steels. This limits the use of EFS presently to such applications as bridges, ships, cranes, etc. Use in more exotic structures such as aircraft and turbine engines is currently precluded. Although there is a vast body of testing supporting successful use of this methodology, for selected aluminum alloys, to date, there has not been any confirmed success in aircraft and turbine engines. Management cannot assure that the method will work in the field.

GOVERNMENT  FUNDING

In August 1996, the Company executed a teaming agreement with Southwest Research Institute (SWRI) and the University of Pennsylvania (the Team) for research and development efforts. On February 25, 1997, the team was awarded a $2.5 million Phase I contract to "determine the feasibility of the EFS to improve the U. S. Air Force capability to perform durability assessments of military aircraft, including air frames and engines through the application of the EFS to specific military aircraft alloys." Matech's share of this award was approximately $550,000. On June 18, 1998 the team was awarded a second contract in the amount of $2,061,642 to "determine the applicability of the EFS to improve the U. S. Air Force capability to perform durability assessments of military aircraft, including both air frames and engines through the application of the EFS to specific military aircraft alloys." Matech's share of this award is approximately $350,000. On February 5, 1999_a third contract in the amount of $2,000,000 was awarded to Matech to continue and expand the efforts for turbine engines. Matech's share is approximately $400,000. A fourth contract was awarded on November 3rd, 2000 to continue the borescope and EFS technologies, as well as alternate means of fatigue sensing. Matech's share of this contract is approximately $500,000.

Accordingly, over the last 4 years approximately $8.5 million was awarded to research and develop the EFS. The results of this research are encouraging and provide a basis for the Company and its research partners to obtain additional funding. No assurance can be given, however, that such funding will be received.

The Company continues in its efforts to raise funds from numerous sources, including various state and federal governmental agencies and/or private or public offerings of securities. At this time, however, the Company has no firm agreements.

COMMERCIAL  APPLICATIONS  OF  THE  COMPANY'S  TECHNOLOGIES

No commercial application of Matech's products has been arranged to date, but the technology has matured to a point where it can, in the opinion of management, be applied to certain markets. Matech's technology is applicable to many market sectors such as bridges and aerospace as well as ships, cranes, power plants, nuclear facilities, chemical plants, mining equipment, piping systems, and "heavy iron." Matech has chosen to begin commercialization, in an alliance with another party, in the bridge market. Preliminary discussions are underway. The second market sector that will be pursued is aerospace. The aerospace industry is concerned with aluminum alloys and titanium alloys. This market opportunity will follow a different time line, budget, and market model. There can be no assurance of success until the technology is successfully installed in the field and passed required testing and validation.

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

MANUFACTURING

Certain manufacturers are capable of producing the Fatigue Fuse and EFS at reasonable cost. No assurance can be given, however, that these devices will be successfully manufactured, that they can be commercially produced, that they will perform to Management's expectations, or that they will be successfully marketed. Moreover, significant competition may develop.

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

EMPLOYEES

The Company has three employees, Robert M. Bernstein, President and Chief Executive Officer, a Secretary, and one part time engineer. In addition, the Company retains consultants for specialized work such as an accountant who oversees the Company's government contracts.

ITEM  2.  PROPERTIES

The Company leases an office at 11661 San Vicente Blvd., Suite 707, Los Angeles, California, 90049. The space consists of 830 square feet and will be adequate for the Company's current and foreseeable needs. The total rent is payable at $2,137 per month through May 31, 2001, and increases to $2,348 on June 1, 2001, and expires on June 1, 2002.

Matech owns a remote monitoring system and certain equipment that was being used by the University of Pennsylvania for instructional and testing purposes. The Company determined that the system has no future use and probably cannot be sold. Therefore, the Company charged its full costs of $97,160 to operations, which are included in general and administrative expenses.

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

From January 1999 through December 31, 2000, Matech's Common Stock was quoted between a low bid of $.10 per share and a high bid of $2.875 per share on the NASDAQ Bulletin Board. Such over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions. The following chart shows the high and low bid prices per share per calendar quarter from January 1999 to December 2000.

                     High Bid Price (1)   Low Bid Price (1)
First Quarter 1999   $             .625  $             .218
Second Quarter 1999  $             .625  $              .37
Third Quarter 1999   $             .625  $              .32
Fourth Quarter 1999  $             1.75  $             .375
First Quarter 2000   $            2.875  $             .343
Second Quarter 2000  $            1.437  $              .42
Third Quarter 2000   $              .54  $              .22
Fourth Quarter 2000  $             .312  $              .13

(1)All  bid  prices  were  supplied  to  the  Company  by  Smith  Barney.

On January 31, 2001, there were 479 holders of record of the Company's common stock and one holder of its Class B Common Stock.

No dividends on any of the Company's shares were declared or paid during 1999 nor are any dividends contemplated in the foreseeable future.

At various times during 2000 the Company issued Common Stock to various persons relying on Section4(2) of the Securities Act of 1933. Each and every such person has been associated with the Company in some way, is sophisticated, and is familiar with the Company, its business, and its financial position.

On January 12, 2000, the Board authorized the issuance of up to 110,000 shares of Common Stock to a group of approximately 22 investors who were defrauded by a former consultant to the Corporation in exchange for an assignment of their claims to the Corporation and a release of all claims against the Corporation. During January, February, and August 2000, the Company issued 65,028 shares of its common stock to these investors in exchange for an assignment and release of claims.

On January 27, 2000, the Board authorized the Corporation to issue 40,000 shares of Class B Common Stock to Robert M. Bernstein in exchange for 40,000 shares of Common Stock. On March 21, 2000, Mr. Bernstein returned to the Company 40,000 shares of Common stock in exchange for receiving 40,000 shares of Class B common stock. Mr. Bernstein, therefore, owns 100,000 shares of Class B Common Stock that has 500 votes per share. Therefore, Mr. Bernstein's Class B Common Stock has 50 million votes and gives him effective control of the Company.

On January 31, 2000, the Board authorized the issuance of 50,000 shares of Common Stock to David Haberman, a new member of the Corporation's advisory board.

On February 8, 2000, the Board authorized the issuance of 10,000 shares of Common Stock to a consultant for services.

On February 14, 2000, the Board authorized an amendment to the Corporation's Articles of Incorporation increasing the authorized shares of Common Stock from 30 million to 100 million shares. On that same day, by consent, Mr. Bernstein and Mr. Freedman voted their shares to so amend the Articles.

On February 14 2000, the Board authorized the Corporation to increase the number of shares of common stock that may be issued under the Corporation's 1998 Stock Plan from 800,000 shares to 1,800,000 shares of common stock.

On February 28, 2000, the Company issued 200,000 of common stock to a consultant for financial services. Also on February 28, 2000, the Company issued 4,500 of common stock to a public relations consultant.

On March 9, 2000, the Company issued 100,000 of common stock to a consultant in cancellation of $100,000 due.

On March 13, 2000, the Company issued two consultants a total of 75,000 shares of common stock for services relating to the development of the fatigue fuse.

On March 29, 2000, the Company issued 50,000 shares of common stock to a consultant for services.

On April 11, 2000, the Company issued 15,000 shares of common stock to consultant relating to the operations of the Company joint venture.

On April 11, 2000, the Company issued 25,000 shares of common stock for advisory services.

On April 12, 2000, the Company filed a registration statement to increase the number of shares of common stock that may be issued under the Corporation's 1998 Stock Plan from 1,800,000 to 6,800,000 shares of common stock.

On April 28, 2000, the Company issued 30,000 shares of common stock for advisory services.

On May 4, 2000, the Company issued 12,529 shares of its common stock in exchange for 12,529 shares of its preferred stock. The preferred shares were subsequently cancelled.

On May 25, 2000, the Company issued its President 4,650,000 shares its common stock in exchange for $4,650 and a $1,855,350 non-recourse promissory note bearing interest at an annual rate of 8%. On the same day, the Company issued 350,000 shares its common stock to a Director in exchange for $350 and a $139,650 non-recourse promissory note bearing interest at an annual rate of 8%. Both notes mature on May 25, 2005, when the principal and accrued interest are due and payable.

On July 13, 2000, the Company issued 40,000 shares of its common stock for legal services.

On October 27, 2000, the Company issued 4,183,675 shares to its President for future compensation pursuant to a Stock Escrow/Grant Agreement. Under the terms of the agreement, the President is required to hold these shares in escrow. While in escrow, the President cannot vote the shares but has full rights as to cash and non-cash dividends, stock splits or other change in shares. Any additional shares issued to the President by reason of the ownership of the 4,183,675 shares will also be escrowed under the same terms of the agreement. (See, Exhibit 4.3.)
 ---

On November 14, 2000, the Company issued 400,000 shares of common stock to a stockholder in the Company in exchange for $22,490.

On December 13, 2000, the Company's Board authorized the issuance of 250,000 shares of its common stock to an individual to settle a lawsuit brought against the Company. As that settlement has not been finalized as of the date of this filing, those shares have not yet been issued.

On December 19, 2000, the Company issued 200,000 shares of its common stock to a consultant.

On January 8, 2001, the Company's Board of Directors authorized the issuance of 50,000 shares of its commons tock to a consultant for technical services to the Company.

On January 8, 2001, the Company's Board of Directors authorized the issuance of 100,000 shares of its common stock to Dr. Campbell Laird, an advisory board member, for services to the Company.

On January 9, 2001, the Company's Board of Directors authorizes the issuance of 100,000 shares of its common stock to William Berks, a part-time employee, for engineering and other services rendered to the Company.

On January 9, 2001, the Company's Board of Directors authorizes the issuance of 100,000 shares of its common stock to John Goodman, a director and part-time employee, for engineering and other services rendered to the Company.

On February 19, 2001, the Company's Board of Directors authorized the issuance of 6,000,000 shares of its common stock to the Company's President for past compensation due. Approximately 1,500,000 of these shares are subject to an option that Mr. Bernstein granted to a group of investors in July 1998 in connection with the settlement of a law suit between these investors, the Company, and Mr. Bernstein.
See,  Notes  10  e,  11,  12,  and  13  of  the  Financial  Statements
---

ITEM  6.  SELECTED  FINANCIAL  DATA

The selected financial data for the Corporation are derived from the Corporation's financial statements. The selected financial data should be read in conjunction with the Corporation's financial statements attached hereto.

                                  Fiscal Year Ending December 31,

                                                                                      Inception to
                                                                                      December 31,
                     1996         1997         1998          1999          2000           2000
                  -----------  -----------  -----------  ------------  ------------  --------------
Net Sales         $       --   $       --   $       --   $        --   $        --   $          --
----------------  -----------  -----------  -----------  ------------  ------------  --------------

Income from
Research
Development
Contract          $       --   $  336,410   $  373,324   $   924,484   $   635,868   $   2,983,666
----------------  -----------  -----------  -----------  ------------  ------------  --------------

Income (Loss)
from Continued
Operations        $ (450,734)  $ (133,578)  $ (549,187)  $  (539,283)  $  (459,129)  $  (4,229,106)
----------------  -----------  -----------  -----------  ------------  ------------  --------------
Income (Loss)
from Continued
Operations Per
Common Share                   $     (.03)  $     (.06)  $      (.04)  $      (.02)
----------------  -----------  -----------  -----------  ------------  ------------  --------------
Common Shares
 Outstanding
                                4,551,258    8,782,808    12,242,534    18,900,019
----------------  -----------  -----------  -----------  ------------  ------------  --------------
Total Assets      $  208,299   $  287,257   $  233,746   $   250,041   $   108,776   $     108,776
----------------  -----------  -----------  -----------  ------------  ------------  --------------

Total
Liabilities       $1,046,517   $  618,582   $  719,178   $   870,586   $   819,236   $     819,236
----------------  -----------  -----------  -----------  ------------  ------------  --------------

Redeemable
Preferred Stock   $  150,000   $  150,000   $       --   $        --   $        --
----------------  -----------  -----------  -----------  ------------  ------------  --------------
Total
Stockholders'
Equity (Deficit)  $ (988,218)  $ (481,257)  $ (485,432)  $  (620,545)  $  (710,460)  $    (710,460)
----------------  -----------  -----------  -----------  ------------  ------------  --------------
Dividends         $       --   $       --   $       --   $        --   $        --
----------------  -----------  -----------  -----------  ------------  ------------  --------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of results of operations, capital resources, and liquidity pertains to the activities of the Company for the years ended December 31, 1998, 1999, and 2000.

RESULTS  OF  OPERATIONS  FOR  YEARS  ENDED  DECEMBER  31,  1998, 1999, AND 2000.
--------------------------------------------------------------------------------

In 2000, the Company received $635,868 under two contracts with the U.S. Air Force for research and development on the EFS. Also in 2000, the Company accrued interest income relating to the non-recourse notes to from the Company's President and a Director amounting to $96,197. In 1999, the Company received $924,484 under two contracts with the federal government for research and development on the EFS. In 1998, the Company received $374,324 under its contracts with Southwest Research Institute ("SWRI") and the U. S. Air Force.

COSTS  AND  EXPENSES

Research and development Costs were $496,501 for 2000, $536,237 for 1999, and $252,257 for 1998. Of the $496,501 and $536,237 incurred in 2000 and 1999,
$406,823  and  $436,888  related  to  subcontractor  costs,  respectively.

General and Administrative costs were $640,481 for 2000, $875,444 for 1999, and $792,338 for 1998. The major costs in 2000 were officer's salary of $127,183, consulting fees of $127,512, legal fees of $197,322, accounting and auditing fees of $23,063, interest expense of $60,634, and travel costs of $26,443.

The major costs in 1999 were officer's salary of $150,000, legal fees of $88,791, travel expenses of $60,055, accounting fees of $32,814, rent of $25,375, and office expense of $20,337.

The major costs in 1998 were consulting fees of $225,953, interest expense of $53,680, officer's salary of $100,000, legal fees of $179,951, bad debts of $50,000, and asset impairment of $92,919.

LIQUIDITY  AND  CAPITAL  RESOURCES

As reflected in the numbers below, over the past three years, to continue seeking capital and to maintain its patents, the Company was totally dependent on the willingness of the Company's President, Mr. Bernstein, and long time investors in the Company to loan the Company money or purchase additional securities from the Company. Over the next year, the Company expects to receive additional funds from the U. S. Air Force. These funds, however, are not guaranteed. These funds, however, are only a beginning, the Company estimates substantial additional funds will have to be raised to complete research and development and bring its products to market. Although, Mr. Bernstein intends to continue to loan the Company funds as required while it seeks additional financing, he is under no obligation to do so. The Company does not expect to receive any additional material financing from its other long time investors.

Any prediction of the likelihood or timing of obtaining the required funding would be highly speculative. The Company's ability to obtain such financing may depend on the results of the research contracts with the U.S. Air Force.

Cash and cash equivalents at December 31, 2000 were $1,934. During 2000, the Company received $746,732 from its research and development contract, $22,490 from the sale of its common stock, and $251,798 from the sale of DCH
Technologies, Inc., shares. The Company's president advanced $8,000 and received $39,500 from the Company. In 2000, the Company spent $1,035,470 in its operations, and $15,000 was invested in Antaeus Research, LLC.

Cash and cash equivalents at December 31,1999 were $62,904. During 1999 the Company received $1.012,425 from its research and development contract and $150,000 from sale of its Common Stock. The Company's President advanced $102,198 of which $71,500 was repaid towards his loan account. The Company also received $7,405 as a deposit on the future sale of the Company's Common Stock. In 1999, the Company spent $1,122,550 in its operations.

Cash and cash equivalents at December 31, 1998 were $20. During 1998, the Company received $233,919 from its research and development contracts and $125,000 from the sale of its common stock under the Company's 1998 Stock Option Plan. The Company's president advanced $150,500, and $34,611 was repaid towards his loan account. The Company also received $261,450 from the sale of securities it held for sale. In 1998, the Company spent $645,385 in its operations.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Not  Applicable.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

Attached hereto and incorporated herein by reference are audited financial statements of the Registrant as at December 31, 2000 prepared in accordance with Regulation S-X (17 CFR Section 210)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART  III

ITEM 10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The name, age, office, and principal occupation of the executive officers and directors of Matech and certain information relating to their business experiences are set forth below:

NAME                 AGE             POSITION
Robert M. Bernstein   66  President/Chief Financial
                          Officer, Chairman of the Board
Joel R. Freedman      41  Secretary/Director
Dr. John Goodman      67  Chief Engineer/Director

The Term of the directors and officers of Matech is until the next annual meeting or until their successors are elected.

ROBERT  M.  BERNSTEIN,  PRESIDENT/CHIEF FINANCIAL OFFICER/CHAIRMAN OF THE BOARD.
Robert M. Bernstein is 66 years of age. He received a Bachelor of Science degree from the Wharton School of the University of Pennsylvania in 1956. From August 1959 until his certification expired in August 1972, he was a Certified Public Accountant licensed in Pennsylvania. From 1961 to 1981, he was a consultant specializing in mergers, acquisitions, and financing. From 1981 to 1986, Mr. Bernstein was Chairman and Chief Executive Officer of Blue Jay Enterprises, Inc. of Philadelphia, PA, an oil and gas exploration company. In December 1985, he formed a research and development partnership for Tensiodyne, funding approximately $750,000 for research on the Fatigue Fuse. In October 1988 he became Chairman of the Board, President, Chief Financial Officer, and CEO of Matech 1 and retained these positions with the Company after the spin off from Matech 1 on July 31, 1997.

JOEL R. FREEDMAN, SECRETARY/DIRECTOR. Joel R. Freedman is 41 years of age. From October 1989 until February 1994, Mr. Freedmen was Secretary and a Director of Tensiodyne and Matech 1, retaining these positions with the Company after the spin-off from Matech 1 on July 31, 1997. Mr. Freedman attends board meetings and provides advice to the Company as needed. Since 1983, he has been president of Genesis Advisors, Inc., an investment advisory firm in Bala Cynwyd, Pennsylvania. Since January 1, 2000, he has been a Senior Vice President of PMG Capital Corp., a securities brokerage and investment advisory firm in West Conshohocken, Pennsylvania. His duties there are a full-time commitment. Accordingly, he does not take part in Matech's daily activities. He is not a director of any other company.

DR. JOHN W. GOODMAN, CHIEF ENGINEER/DIRECTOR. Dr. John W. Goodman is 67 years of age. He is retired from TRW Space and Electronics and was formerly Chairman of the Aerospace Division of the American Society of Mechanical Engineers. He holds a Doctorate of Philosophy in Materials Science that was awarded with distinction by the University of California at Los Angeles in 1970. In 1957, he received a Masters of Science degree in Engineering Mechanics from Penn State University and in 1955 he received a Bachelor of Science degree in Mechanical Engineering from Rutgers University. From 1972 to 1987, Dr. Goodman was with the U. S. Air Force as lead Structural Engineer for the B-1 aircraft; Chief of the Fracture and Durability Branch, and Materials Group Leader, Structures Department, Aeronautical Systems Center, Wright-Patterson Air Force Base. From 1987 to December 1993, he was on the Senior Staff, Materials Engineering Department of TRW Space and Electronics. He has been Chief Engineer for Development of Matech's products since May 1993. Over the last four years he has consulted part time for the Company.

ADVISORY  BOARD

Since 1987, the Company and its predecessors have had an Advisory Board consisting of very senior experienced businessmen and technologists, most of whom are nationally prominent. These individuals consult with the Company on an as needed basis. Members of the Advisory Board serve at will. The Advisory Board advises Matech's Management on technical, financial, and business matters and may in the future be additionally compensated for these services. A brief biographical description of the members of the advisory board is as follows:

DR. LAWRENCE CHIMERINE. Dr. Chimerine is President of Radnor International Consulting Inc. in Radnor, PA. an economics consulting firm, and co-founder of igrandparents.com; from 1993 to 2000, he was Managing Director and Chief Economist of the Economic Strategy Institute in Washington DC; and He is the former Chairman, Chief Executive, and Chief Economist of Chase Econometrics and The WEFA Group. For more than 19 years, Dr. Chimerine has lent his advice and council to an impressive resume of Fortune 500 companies, financial institutions, and government agencies, providing private consultation on the state of the U.S. and world economics, specific industries, and sectors, and the impact of economic conditions on decision making, budgeting, and strategic planning. He has served on numerous corporate boards, is a member of various professional associations, and has held teaching positions at three universities. From 1965 to 1979, Dr. Chimerine was Manager of the U.S. Economic Research and Forecasting for the IBM Corporation. He left IBM to assume the chairmanship at Chase Economics and, in 1987, was appointed Chairman and CEO of the WEFA Group. Dr. Chimerine has served on numerous governmental advisory boards including the House of Representatives Task Force on International Competitiveness, the Census Advisory Committee, and the Economic Policy Board of the Department of Commerce. He is frequently called upon to testify on key economic issues before Congressional committees including the House and Senate Budget Committee, Joint Economic Committee, Senate Finance Committee, Senate Banking Committee, and the House Committee on Monetary Policy.

ADM. ROBERT P. COOGAN, USN (Ret.). Robert P. Coogan, age 74, retired from a distinguished naval career spanning 40 years during which he held numerous posts including: Commander U.S. Third Fleet, Commander Naval Air Force - U.S. Pacific Fleet, Commandant of Midshipmen - U.S. Naval Academy, and Chief of Staff - Commander Naval Air Force - U.S. Atlantic Fleet. From 1980 to 1991 he was with Aerojet General Company and served as Executive Vice President of Aerojet Electrosystems Co. from 1982-1991. He has his BS in Engineering from the US Naval Academy and MA in International Affairs from George Washington University.

ROBERT F. CUSHMAN, ESQ. Mr. Cushman is a partner in the Philadelphia office of Pepper Hamilton LLP, is also the permanent chairman of the Andrews Conference Group Construction Super Conference, and is the organizing chairman of the Forbes Magazine Conferences on Worldwide Infrastructure Partnerships, Rebuilding America's Infrastructure Conference, Alternative Dispute Resolution, the Forbes/ Council of the Americas Latin American Marketing Conference and the Forbes Environmental Super Conference.

DAVID HABERMAN. Mr. Haberman is chairman and co-founder of DCH Technology Inc., a company that specializes in hydrogen technology development, safety, process monitoring, and hydrogen fuel cell power applications. In 1996 William
Richardson, then Secretary of the Department of Energy (DOE), appointed Mr. Haberman to represent the perspectives of commercial product developers and safety engineers on the Hydrogen Technical Advisory Board (HTAP). This panel, created by the Hydrogen Futures Act, reports directly to the Secretary of Energy and is responsible to the U.S. Congress to monitor the DOE's implementation of the National Hydrogen Program. As a director of the National Hydrogen Association (NHA), Mr. Haberman chairs the Implementation Planning Committee. He is a co-founder and president of the California Hydrogen Business Council, an American delegate and member of the International Standards Organization (ISO) Working Group on hydrogen system safety, and works to define the commercial future of hydrogen energy. DCHT's hydrogen sensors contribute to the Corporation's mission.

DR. MALCOLM H. HODGE. Dr. Hodge, age 57, received his Ph.D. in Ceramic Science from Penn State and B.Sc. from the University of Leeds, England. He is currently the President and CEO of Structural Integrity Monitoring Systems, Inc.
(SIMS). From 1994 to 1996, he was Chairman and President of Applied Fiberoptics, Inc. Previous to that he spent ten years with Ensign-Bickford
Industries, Inc. as Corporate Vice President of Technology and President of Ensign-Bickford Optics Company.

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

Y.C. YANG. Mr. Yang is a pioneer in "value engineering" which optimized many projects with economic te-designs. He is a recipient of the 1988 Jiaotong University Outstanding Alumnus Award, a citation from Engineering News Record, and the ACI Mason Award. With their partnership dating back to wartime China in the early 1940s, Mr. Lin and Mr. Yang established their international stature in the U.S. over the five decades that followed. In 1992, they formed the San Francisco, CA headquartered firm, Lin Tung-Yen China, Inc., to continue their tradition of excellence and innovation in structural and civil engineering and to serve as a bridge between East and West. The firm serves its clients through various tasks, ranging from planning and designs to construction management and the introduction of financing.

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

SECTION16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE
----------------------------------------------------------

On March 27, 2001, Mr. Robert Bernstein, Chief Executive Officer and Chairman filed a Form 5 relating to several transactions of stock issued to him in 2000 and a Form 4 for a January 2001 transaction. Mr. Bernstein was late in reporting these transactions.

On March 27, 2001, Dr. John Goodman, Director filed a Form 4 for a transaction in January 2001.

In September 2000, Joel Freedman, a Director, filed a Form 4 showing a transaction of stock gifted in 1999 and a transaction of 350,000 shares issued to him in May 2000.

The Company is unaware of any other late filings or any other failures to file any Form 3, 4, or 5.

ITEM  11.  EXECUTIVE  COMPENSATION

===============================================================================================================
                                                 Other
Name and                                        Annual      Restricted                               All Other
Principal                                       Compen-       Stock        Options        LTIP        Compen-
Position       Year  Salary ($)   Bonus ($)   sation ($)    Awards ($)    (SARs (#)    Payout ($)   sation ($)
---------------------------------------------------------------------------------------------------------------
Robert M.      1998  $   100,000  $       --  $        --  $        --   1,800,000(1)  $        --  $        --
Bernstein CEO  1999  $   150,000  $       --  $        --  $        --            --   $        --  $        --
               2000  $   120,000  $       --  $        --  $   4,183(3)           --   $        --  $        --
John W.
Goodman        1998  $    20,462  $       --  $        --  $        --            --   $        --  $        --
Director and   1999  $    23,384  $       --  $        --  $  11,700(2)           --   $        --  $        --
Engineer       2000  $    26,614  $       --  $        --  $        --            --   $        --  $        --
===============================================================================================================

(1)  In  June 1998, the Corporation issued Mr. Bernstein a Warrant to purchase 1,800,000 shares of Common Stock for  $.50  per  share  that  was  later  reduced to $.10 per share.  In November 1999, the Board cancelled this
Warrant  with  Mr.  Bernstein's  approval.

(2)  In  1999, the Corporation issued Mr. Goodman 142,000 shares of restricted Common Stock.  These shares were valued  at  $11,700.

(3)  In 2000, the Corporation issued to Mr. Bernstein as escrow holder 4,183,675 shares of its common stock, in part,  for  future  compensation and subject to severe restrictions.  (See, Exhibit 4.3.)  The Company included
                                                                       ---
the  par  value  of  the  shares  issued  in  Mr.  Bernstein's  2000  compensation  amounting  to  $4,183.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AS OF DECEMBER 31, 2000

Security  Ownership  of  Certain  Beneficial  Owners

The Company does not know of any non-affiliated person or "group" as that term is used in Section13(d)(3) of the Exchange Act that owns more than five percent of any class of the Company's voting securities.

Security  Ownership  of  Management

CLASS OF STOCK      NAME AND ADDRESS OF      AMOUNT AND NATURE OF  PERCENT OF
                     BENEFICIAL OWNER        BENEFICIAL OWNERSHIP     CLASS
Common Stock    Robert M. Bernstein, CEO        17,034,876 Shares     54.7%(1)
                Suite 707
                11661 San Vicente Blvd.
                Los Angeles, CA  90049

                Joel R. Freedman, Director         624,471 Shares         2.0%
                1 Bala Plaza
                Bala Cynwyd, PA 19004

                John Goodman, Director             350,000 Shares         1.1%
                Suite 707
                11661 San Vicente Blvd.
                Los Angeles, CA 90049

                Directors and executive         18,009,347 Shares        57.8%
                officers as a group
                (3 persons)

Class B         Robert M. Bernstein                100,000 Shares   100.00%(2)
Common Stock    Suite 707
                11661 San Vicente Blvd.
                Los Angeles, CA 90049

(1) Of these 17,034,876 shares, Mr. Bernstein has full rights to approximately $12,500,000 shares. The remaining shares are subject to options to purchase by third parties or are in escrow. On October 27, 2000, the Company issued 4,183,675 shares to Mr. Bernstein pursuant to a Stock Escrow/Grant Agreement. Under the terms of the agreement, the President is required to hold these shares in escrow. While in escrow, the President cannot vote the shares but has full rights as to cash and non-cash dividends, stock splits or other change in shares. Any additional shares issued to the President by reason of the ownership of the 4,183,675 shares will also be escrowed under the same terms of the agreement. Upon the exercise by certain holders of Company options or warrants or upon the need by the Company, in the sole discretion of the Board, to issue common stock to certain individuals or entities, the number of shares required for issuance to these holders will be returned from escrow by Mr. Bernstein thereby reducing the number of shares he holds. The shares held in escrow are non-transferable and will be granted to Mr. Bernstein only upon the exercise or expiration of all of the options and warrants, the direction of the Board, in its sole discretion, or the mutual agreement of Mr. Bernstein and the Board of Directors to terminate the agreement. The Company valued these shares at par. Upon the actual grant of the remaining shares to Mr. Bernstein, the shares issued will be valued at market value when issued and charged to operations as compensation. As of the date of this filing, 400,000 of these 4,183,675 shares had been transferred to satisfy a stock agreement. Accordingly, 3,783,675 of these escrowed shares are included in the total of 17,034,876 shares beneficially owned by Mr. Bernstein. In addition, approximately 1,500,000 of these shares are subject to an option that Mr. Bernstein granted to a group of investors in July 1998 in connection with the settlement of a law suit between these investors, the Company, and Mr. Bernstein. (See, Note 11 to Financial
                                                       ---
Statements.)

(2) Each of Mr. Bernstein's Class B Common Shares has 500 votes on any matter on which the common stockholders vote. Accordingly, these shares give Mr. Bernstein 50 million votes. Those votes give Mr. Bernstein voting control of the Company.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
(SEE  NOTE  11  TO  FINANCIAL  STATEMENTS.)
 ---

From time to time, Robert M. Bernstein advanced funds to the Company. At December 31, 2000, all such advances had been repaid. The Board has approved paying Mr. Bernstein interest at the rate of 10% per year on his advances.
Robert M. Bernstein is under no obligation to make further advances to the Company but may continue to so do at his sole discretion. (See, Note 11r to
                                                                ---
Financial  Statements.)

In August, 1997, the Company's Board of Directors signed a resolution recognizing the Company's extreme dependence on the experience, contacts, and efforts of Mr. Bernstein and authorized to pay him a salary of $150,000 a year since 1991. In February 2001, the Company's Board of Directors authorized the issuance of 6,000,000 shares of its Common Stock to the Company's President for $600,000 of past compensation due to Mr. Bernstein under this resolution. This amount represents the difference between the $150,000 a year and the compensation actually accrued during the year 1991 through 2000.

On May 25, 2000, the Company issued its President 4,650,000 shares its common stock in exchange for $4,650 and a $1,855,350 non-recourse promissory note bearing interest at an annual rate of 8%. Approximately 1,500,000 of these shares are subject to an option to purchase by a third party. On the same day, the Company issued 350,000 shares its common stock to a Director in exchange for $350 and a $139,650 non-recourse promissory note bearing interest at an annual rate of 8%. Both notes mature on May 25, 2005, when the principal and accrued interest becomes fully due and payable.

On October 27, 2000, the Company issued 4,183,675 shares to its President for future compensation pursuant to a Stock Escrow/Grant Agreement. Under the terms of the agreement, the President is required to hold these shares in escrow. While in escrow, the President cannot vote the shares but has full rights as to cash and non-cash dividends, stock splits or other change in shares. Any additional shares issued to the President by reason of the ownership of the 4,183,675 shares will also be escrowed under the same terms of the agreement. Upon the exercise by certain holders of Company options or warrants or upon the need by the Company, in the sole discretion of the Board, to issue common stock to certain individuals or entities, the number of shares required for issuance to these holders will be returned from escrow by the President thereby reducing the number of shares he holds. The shares held in escrow are non-transferable and will be granted to the Company's President only upon the exercise or expiration of all of the options and warrants, the direction of the Board, in its sole discretion, or the mutual agreement by the President and the Board of Directors to terminate the agreement. The Company valued these shares at par. Upon the actual grant of the remaining shares to the President, the shares issued will be valued its market value when issued and charged to operations as compensation. (See, Exhibit 4.3.)
                ---

On January 9, 2001, the Company's Board of Directors authorizes the issuance of 100,000 shares of its common stock to William Berks, a part-time employee, for engineering and other services rendered to the Company.

On January 8, 2001, the Company's Board of Directors authorized the issuance of 100,000 shares of its common stock to Dr. Campbell Laird, an advisory board member, for services to the Company.

On January 9, 2001, the Company's Board of Directors authorizes the issuance of 100,000 shares of its common stock to John Goodman, a director and part-time employee, for engineering and other services rendered to the Company.

On January 9, 2001, the Company's Board of Directors authorizes the issuance of 100,000 shares of its common stock to William Berks, a part-time employee, for engineering and other services rendered to the Company.

On February 19, 2001, the Company's Board of Directors authorized the issuance of 6,000,000 shares of its common stock to the Company's President for past compensation due. Approximately 1,500,000 of these shares are subject to an option that Mr. Bernstein granted to a group of investors in July 1998 in connection with the settlement of a law suit between these investors, the Company, and Mr. Bernstein.

                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS IN FORM 8-K

a.     Exhibits.

EXHIBIT NO.   DESCRIPTION                                                      PAGE NO.
3(i)          Certificate of Incorporation of Material           Previously filed in connection
              Technologies, Inc.                                 with S-1 Registration Statement that
                                                                 became effective on July 31, 1997.

              Certificate of Amendment, February 16, 2000        1

              Certificate of Amendment, July 12, 2000            3

              Certificate of Amendment, July 31, 2000            4

3(ii)         Bylaws of Material Technologies, Inc.              Previously filed with July 31,
                                                                 1997 S-1

4.1           Class A Convertible Preferred Stock                Previously filed with July 31,
              Certificate of Designations                        1997 S-1

4.2           Class B Convertible Preferred Stock                Previously filed with July 31,
              Certificate of Designations                        1997 S-1

4.3           Material Technologies, Inc. Stock Escrow/Grant     6

10.1          License Agreement Between Tensiodyne               Previously filed with July 31,
              Corporation and the Trustees of the                1997 S-1
              University of Pennsylvania

10.2          Sponsored Research Agreement between Tensiodyne    Previously filed with July 31,
              Corporation and the Trustees of the University     1997 S-1
              of Pennsylvania

10.3          Amendment 1 to License Agreement Between           Previously filed with July 31,
              Tensiodyne Scientific Corporation and the          1997 S-1
              Trustees of the University of Pennsylvania

10.4          Repayment Agreement Between Tensiodyne             Previously filed with July 31,
              Scientific Corporation and the Trustees of the     1997 S-1
                                                                 University of Pennsylvania

10.5          Teaming Agreement Between Tensiodyne Scientific    Previously filed with July 31,
              Corporation and Southwest Research Institute       1997 S-1

10.6          Letter Agreement between Tensiodyne Scientific     Previously filed with July 31,
              Corporation, Robert M. Bernstein, and Stephen      1997 S-1
              Forrest Beck and Handwritten modification.

10.7          Agreement Between Tensiodyne Corporation and       Previously filed
              Tensiodyne 1985-1 R&D Partnership is incorporated
              by reference from Exhibit 10.3 of Material
              Technology, Inc.'s S-1 Registration Statement,
              File No. 33-83526, which became effective on
              January 19, 1996.

10.8          Amendment to Agreement Between Material            Previously filed
              Technology, Inc. and Tensiodyne 1985-1 R&D
              Partnership is incorporated by reference from
              Exhibit 10.6 of Material Technology, Inc.'s S-1
              Registration Statement, File No. 33-83526 which
              became effective on January 19, 1996.

10.9          Agreement Between Advanced Technology Center       Previously filed
              of Southeastern Pennsylvania and Material
              Technology, Inc. is incorporated by reference
              from Exhibit 10.4 of Material Technology, Inc.'s
              S-1 Registration Statement, File No. 33-83526
              which became effective on January 19, 1996.

10.10         Addendum to Agreement Between Advanced             Previously filed
              Technology Center of Southeastern Pennsylvania
              and Material Technology, Inc. is incorporated
              by reference from Exhibit 10.5 of Material
              Technology, Inc.'s S-1 Registration Statement,
              File No. 33-83526.

27            Financial Data Schedule

b.     Reports  on  Form  8-K  -  none.

c.     Financial  Statements  -  attached.

                                   SIGNATURES

Pursuant to the Requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATERIAL  TECHNOLOGY,  INC.

By:  /s/  Robert  M.  Bernstein
    ------------------------
    Robert  M.  Bernstein,  President

Date:  March  27,  2001

Pursuant to the requirements of the Securities Exchanges Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/  Robert  M.  Bernstein
    ------------------------
    Robert  M.  Bernstein,
    President,  Director,  Chief  Executive  Officer,  and  Chief
    Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Date:  March  27,  2001

By:  /s/  Joel  Freedman
    ------------------------
    Joel  Freedman,  Secretary  and  Director

Date:  March  27,  2001

By:  /s/  John  Goodman
    ------------------------
    John  Goodman,  Director

Date:  March  27,  2001

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

Statements of Cash Flows                     F-14

Notes to Financial Statements                F-16

                          Independent Auditors' Report


Board  of  Directors
Material  Technologies,  Inc.
Los  Angeles,  California


We have audited the accompanying balance sheets of Material Technologies, Inc., (A Development Stage Company) as of December 31, 1999 and 2000, and the related statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows, for the years ended December 31, 1998, 1999, and 2000 and for the period from the Company's inception (October 21, 1983) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Material Technologies, Inc. as of December 31, 1999 and 2000, and the results of its operations, its comprehensive loss, and its cash flows for the years ended December 31, 1998, 1999, and 2000, and for the period from Company's inception (October 21, 1983) through December 31, 2000, in conformity with generally accepted accounting principles.

/s/  Jonathon  P.  Reuben  CPA

Jonathon  P.  Reuben,
Certified  Public  Accountant
Torrance,  California
March  19,  2001

                                MATERIAL TECHNOLOGIES, INC.
                               (A Development Stage Company)
                                      BALANCE SHEETS

                                          ASSETS

                                          December 31,

                                      1999         2000
                                   -----------  ----------
CURRENT ASSETS
  Cash and Cash Equivalents        $    62,904  $    1,954
  Accounts Receivable                  144,796      33,932
  Advances to Officer                        -      22,052
  Employee Advance                       1,500           -
                                   -----------  ----------
    TOTAL CURRENT ASSETS               209,200      57,938
                                   -----------  ----------

FIXED ASSETS
  Property and Equipment, Net
      of Accumulated Depreciation        3,949       2,990
                                   -----------  ----------

OTHER ASSETS
  Investments                           20,055      33,000
  Intangible Assets, Net of
    Accumulated Amortization            14,701      12,712
  Refundable Deposit                     2,136       2,136
                                   -----------  ----------

    TOTAL OTHER ASSETS                  36,892      47,848
                                   -----------  ----------

    TOTAL ASSETS                   $   250,041  $  108,776
                                   ===========  ==========


                             See accompanying notes.

                                          MATERIAL TECHNOLOGIES, INC.
                                         (A Development Stage Company)
                                                 BALANCE SHEETS


                                    LIABILITIES AND STOCKHOLDERS'  (DEFICIT)
                                    ----------------------------------------

                                                                             December 31,
                                                                          1999             2000
                                                                    ----------------  ---------------
CURRENT LIABILITIES
  Legal Fees Payable                                                $       145,900   $      209,306
  Fees Payable to R&D Subcontractor                                         101,322           20,474
  Consulting Fees Payable                                                   159,000           50,000
  Accounting Fees Payable                                                    24,153           26,288
  Other Accounts Payable                                                     18,122           10,157
  Accrued Expenses                                                           24,269           24,982
  Accrued Wages Due Officer                                                       -           40,000
  Note Payable - Current Portion                                             25,688           25,688
  Loan Payable - Officer                                                     10,270                -
  Loans Payable-Others                                                       58,319           54,160
                                                                    ----------------  ---------------

    TOTAL CURRENT LIABILITIES                                               567,043          461,055

Payable on Research and
   Development Sponsorship                                                  303,543          358,181
Notes Payable - Other                                                             -                -
                                                                    ----------------  ---------------

    TOTAL LIABILITIES                                                       870,586          819,236
                                                                    ----------------  ---------------


STOCKHOLDERS'  (DEFICIT)
  Class A Common Stock, $.001 Par Value, Authorized 100,000,000
     Shares, Outstanding 14,597,435 Shares at December 31, 1999,
     and 24,618,167 Shares at  December 31, 2000                             14,597           24,618
  Class B Common Stock, $.001 Par Value, Authorized 100,000
     Shares, Outstanding 100,000 Shares                                          60              100
   Class A Preferred, $.001 Par Value, Authorized 900,000 Shares
     Outstanding 350,000 Shares at December 31, 1999, and 337,471
     Shares at December 31, 2000                                                350              337
  Additional Paid in Capital                                              3,455,004        5,909,782
  Less Notes and Subscriptions Receivable - Common Stock                    (39,694)      (2,133,251)
  Deficit Accumulated During the Development Stage                       (4,052,917)      (4,512,046)
  Unrealized Holding Gain on Investment Securities                            2,055                -
                                                                    ----------------  ---------------

  TOTAL STOCKHOLDERS' (DEFICIT)                                            (620,545)        (710,460)
                                                                    ----------------  ---------------

    TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                   $       250,041   $      108,776
                                                                    ================  ===============


                                  See accompanying notes.

                                                           MATERIAL TECHNOLOGIES, INC.
                                                          (A Development Stage Company)
                                                             STATEMENTS OF OPERATIONS


                                                                                                  From Inception
                                                                                                (October 21, 1983)
                                                                                                      Through
                                                        1998            1999          2000       December 31, 2000
                                                  ----------------  ------------  ------------  -------------------

 REVENUES
  Sale of Fatigue Fuses                           $             -   $         -   $         -   $           64,505
  Sale of Royalty Interests                                     -             -             -              198,750
  Income from Research and Development Contract           374,324       924,484       635,868            2,983,666
  Test Services                                                 -             -             -               10,870
                                                  ----------------  ------------  ------------  -------------------
    TOTAL REVENUES                                        374,324       924,484       635,868            3,257,791
                                                  ----------------  ------------  ------------  -------------------

COSTS AND EXPENSES
  Research and Development                                252,257       536,237       496,501            2,871,700
  General and Administrative                              792,338       875,444       640,481            4,809,645
                                                  ----------------  ------------  ------------  -------------------
    TOTAL COSTS AND EXPENSES                            1,044,595     1,411,681     1,136,982            7,681,345
                                                  ----------------  ------------  ------------  -------------------
    INCOME (LOSS) FROM OPERATIONS                        (670,271)     (487,197)     (501,114)          (4,423,554)
                                                  ----------------  ------------  ------------  -------------------

OTHER INCOME (EXPENSE)
  Expense Reimbursed                                            -             -             -                4,510
  Interest Income                                               8         2,613       103,419              145,535
  Miscellaneous Income                                          -             -             -               25,145
  Loss on Sale of Equipment                                     -             -             -              (12,780)
  Settlement of Teaming Agreement                               -             -             -               50,000
  Litigation Settlement                                         -             -             -               18,095
  Interest Expense                                        (42,242)      (58,295)      (60,634)            (245,519)
  Modification of Royalty Agreement                        (7,332)            -             -               (7,332)
  Gain on Foreclosure                                           -             -             -               18,697
  Gain on Sale of Stock                                   171,450         4,396             -              207,497
                                                  ----------------  ------------  ------------  -------------------
    TOTAL OTHER INCOME                                    121,884       (51,286)       42,785              203,848
                                                  ----------------  ------------  ------------  -------------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEMS AND PROVISION FOR INCOME TAXES                   (548,387)     (538,483)     (458,329)          (4,219,706)
PROVISION FOR INCOME TAXES                                   (800)         (800)         (800)              (9,400)
                                                  ----------------  ------------  ------------  -------------------
    NET INCOME (LOSS) BEFORE
      EXTRAORDINARY ITEMS                                (549,187)     (539,283)     (459,129)          (4,229,106)
 EXTRAORDINARY ITEMS
  Forgiveness of Debt                                           -             -             -             (289,940)
  Utilization of Operating  Loss Carry forward                  -             -             -                7,000
                                                  ----------------  ------------  ------------  -------------------
    NET INCOME (LOSS)                                    (549,187)   $  (539,283)  $  (459,129)  $       (4,512,046)
                                                  ================  ============  ============  ===================

PER SHARE DATA
  Income (Loss) Before Extraordinary Item         $       (0.0625)  $   (0.0440)  $   (0.0243)
  Extraordinary Items                                           -             -             -
                                                  ----------------  ------------  ------------
    NET (LOSS) PER SHARE                                  (0.0625)  $   (0.0440)  $   (0.0243)
                                                  ================  ============  ============
 WEIGHTED AVERAGE  COMMON SHARES OUTSTANDING            8,782,808    12,242,534    18,900,019
                                                  ================  ============  ============


                              See accompanying notes.

                                                 MATERIAL TECHNOLOGIES, INC.
                                                (A Development Stage Company)
                                              STATEMENTS OF COMPREHENSIVE LOSS


                                                                                               From Inception
                                                                                             (October 21, 1983)
                                                                                                 Through
                                                       1998          1999          2000      December 31, 2000
                                                   -------------  -----------  ------------  ------------------
    NET (LOSS)                                     $   (539,283)  $ (207,331)  $  (459,129)  $      (4,512,046)

   Other Comprehensive income (loss), net of tax
       Unrealized gain (loss) on securities                   -       (6,164)       (2,054)                  -
                                                   -------------  -----------  ------------  ------------------

       Comprehensive Loss                          $   (539,283)  $ (213,495)  $  (461,183)  $      (4,512,046)
                                                   =============  ===========  ============  ==================


                 See accompanying notes and accountants' report.

                                                    MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                                         DEFICIT
                                     CLASS A COMMON         CLASS B COMMON     CLASS A PREFERRED STOCK                 ACCUMULATED
                                  ---------------------  ---------------------  ---------------------     CAPITAL      DURING THE
                                    SHARES                 SHARES                 SHARES                IN EXCESS OF   DEVELOPMENT
                                  OUTSTANDING   AMOUNT   OUTSTANDING   AMOUNT   OUTSTANDING   AMOUNT     PAR VALUE       STAGE
                                  -----------  --------  -----------  --------  -----------  --------  -------------  ------------
Initial Issuance of Common
  Stock October 21, 1983               2,408   $     2            -   $     -            -   $     -   $      2,498   $         -
Adjustment to Give Effect
   to Recapitalization on
  December 15, 1986
Cancellation of Shares                (2,202)       (2)           -         -            -         -             (2)            -
                                  -----------  --------  -----------  --------  -----------  --------  -------------  ------------

                                         206         -            -         -            -         -          2,496             -
Balance - October 21, 1983
Shares Issued By Tensiodyne
  Corporation in Connection
  with Pooling of Interests           42,334        14            -         -            -         -          4,328             -
Net (Loss), Year Ended
 December 31, 1983                         -         -            -         -            -         -              -        (4,317)
                                  -----------  --------  -----------  --------  -----------  --------  -------------  ------------

Balance, January 1, 1984              42,540        14            -         -            -         -          6,824        (4,317)
Capital Contribution                       -        28            -         -            -         -         21,727             -
Issuance of Common Stock               4,815         5            -         -            -         -         10,695             -
Costs Incurred in Connection
  with Issuance of Stock                   -         -            -         -            -         -         (2,849)            -
Net (Loss), Year Ended
 December 31, 1984                         -         -            -         -            -         -              -       (21,797)
                                  -----------  --------  -----------  --------  -----------  --------  -------------  ------------

Balance, January 1, 1985              47,355        47            -         -            -         -         36,397       (26,114)
Shares Contributed Back
  to Company                            (315)       (0)           -         -            -         -              -             -
Capital Contribution                       -         -            -         -            -         -        200,555             -
Sale of 12,166 Warrants at
  $1.50 Per Warrant                        -         -            -         -            -         -         18,250             -
Shares Cancelled                      (8,758)       (9)           -         -            -         -              9             -
Net (Loss), Year Ended
 December 31, 1985                         -         -            -         -            -         -              -      (252,070)
                                  -----------  --------  -----------  --------  -----------  --------  -------------  ------------


                 See accompanying notes and accountants' report.

                                                    MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                                        DEFICIT
                                                                                                                      ACCUMULATED
                                     CLASS A COMMON         CLASS B COMMON     CLASS A PREFERRED STOCK    CAPITAL      DURING THE
                                  ---------------------  ---------------------  ---------------------  -------------  ------------
                                    SHARES                 SHARES                 SHARES                IN EXCESS OF   DEVELOPMENT
                                  OUTSTANDING   AMOUNT   OUTSTANDING   AMOUNT   OUTSTANDING   AMOUNT     PAR VALUE       STAGE
                                  -----------  --------  -----------  --------  -----------  --------  -------------  ------------
Balance, January 1, 1986              38,282        38            -         -            -         -        255,211      (278,184)
Net (Loss), Year Ended
 December 31, 1986                         -         -            -         -            -         -              -       (10,365)
                                  -----------  --------  -----------  --------  -----------  --------  -------------  ------------

Balance, January 1, 1987              38,282        38            -         -            -         -        255,211      (288,549)
Issuance of Common Stock upon
  Exercise of Warrants                   216         -            -         -            -         -         27,082             -
Net (Loss), Year Ended
 December 31, 1987                         -         -            -         -            -         -              -       (45,389)
                                  -----------  --------  -----------  --------  -----------  --------  -------------  ------------

Balance, January 1, 1988              38,498        38            -         -            -         -        282,293      (333,938)
Issuance of Common Stock
Sale of Stock (Unaudited)              2,544         3            -         -            -         -        101,749             -
Services Rendered (Unaudited)          3,179         3            -         -            -         -         70,597             -
Net (Loss), Year Ended
  December 31, 1988 (Unaudited)            -         -            -         -            -         -              -      (142,335)
                                  -----------  --------  -----------  --------  -----------  --------  -------------  ------------

Balance, January 1, 1989
  (Unaudited)                         44,221        44            -         -            -         -        454,639      (476,273)
Issuance of Common Stock
Sale of Stock                          4,000         4            -         -            -         -          1,996             -
Services Rendered                     36,000        36            -         -            -         -         17,964             -
Net (Loss), Year Ended
 December 31, 1989                         -         -            -         -            -         -              -       (31,945)
                                  -----------  --------  -----------  --------  -----------  --------  -------------  ------------

Balance, January 1, 1990              84,221        84            -         -            -         -        474,599      (508,218)
Issuance of Common Stock
Sale of Stock                          2,370         2            -         -            -         -         59,248             -
Services Rendered                      6,480         7            -         -            -         -         32,393             -
Net Income, Year Ended
 December 31, 1990                         -         -            -         -            -         -              -       133,894
                                  -----------  --------  -----------  --------  -----------  --------  -------------  ------------


                 See accompanying notes and accountants' report.

                                                    MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                                         DEFICIT
                                     CLASS A COMMON         CLASS B COMMON     CLASS A PREFERRED STOCK               ACCUMULATED
                                  ---------------------  ---------------------  ---------------------     CAPITAL      DURING THE
                                    SHARES                 SHARES                 SHARES                IN EXCESS OF   DEVELOPMENT
                                  OUTSTANDING   AMOUNT   OUTSTANDING   AMOUNT   OUTSTANDING   AMOUNT     PAR VALUE       STAGE
                                  -----------  --------  -----------  --------  -----------  --------  -------------  ------------
Balance January 1, 1991               93,071        93            -         -            -         -        566,240      (374,324)
Issuance of Common Stock
Sale of Stock                            647         1            -         -      350,000       350        273,335             -
Services Rendered                      4,371         4            -         -            -         -         64,880             -
Conversion of Warrants                    30         -                                                            -
Conversion of Stock                   (6,000)       (6)      60,000        60            -         -              -             -
Net (Loss), Year Ended
 December 31, 1991                         -         -            -         -            -         -              -      (346,316)
                                  -----------  --------  -----------  --------  -----------  --------  -------------  ------------

Balance January 1, 1992               92,119        92       60,000        60      350,000       350        904,455      (720,640)
Issuance of Common Stock
Sale of Stock                         20,000        20            -         -            -         -         15,980             -
Services Rendered                      5,400         5            -         -            -         -         15,515             -
Conversion of Warrants                 6,000         6            -         -            -         -         14,994             -
Sale of Class B Stock                      -         -       60,000        60            -         -         14,940             -
Issuance of Stock to
  Unconsolidated Subsidiary            4,751         5            -         -            -         -         71,659             -
Conversion of Stock                    6,000         6      (60,000)      (60)           -         -              -             -
Cancellation of Shares                (6,650)       (7)           -         -            -         -              7             -
Net (Loss), Year Ended
 December 31, 1992                         -         -            -         -            -         -              -      (154,986)
                                  -----------  --------  -----------  --------  -----------  --------  -------------  ------------

Balance January 1, 1993              127,620       127       60,000        60      350,000       350      1,037,550      (875,626)
Issuance of Common Stock
Licensing Agreement                   12,500        13            -         -            -         -          6,237             -
Services Rendered                     67,030        67            -         -            -         -         13,846             -
Warrant Conversion                    56,000        56            -         -            -         -        304,943             -
Cancellation of Shares               (31,700)      (32)           -         -            -         -         (7,537)            -
Net (Loss) for Year Ended
 December 31, 1993                         -         -            -         -            -         -              -      (929,900)
                                  -----------  --------  -----------  --------  -----------  --------  -------------  ------------


                 See accompanying notes and accountants' report.

                                                    MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                                        DEFICIT
                                     CLASS A COMMON         CLASS B COMMON     CLASS A PREFERRED STOCK                 ACCUMULATED
                                  ---------------------  ---------------------  ---------------------     CAPITAL      DURING THE
                                    SHARES                 SHARES                 SHARES                IN EXCESS OF   DEVELOPMENT
                                  OUTSTANDING   AMOUNT   OUTSTANDING   AMOUNT   OUTSTANDING   AMOUNT     PAR VALUE       STAGE
                                  -----------  --------  -----------  --------  -----------  --------  -------------  ------------
Balance January 1, 1994              231,449       231       60,000        60      350,000       350      1,355,039    (1,805,526)
Adjustment to Give Effect
  to Recapitalization on
 February 1, 1994                     30,818        31            -         -            -         -        385,393             -
Issuance of Shares for
Services Rendered                    223,000       223            -         -            -         -              -             -
Sale of Stock                      1,486,112     1,486            -         -            -         -         23,300             -
Issuance of Shares for
the Modification of Agreements        34,000        34            -         -            -         -            (34)            -
Net (Loss) for the Year
Ended December 31, 1994                    -         -            -         -            -         -              -      (377,063)
                                  -----------  --------  -----------  --------  -----------  --------  -------------  ------------

Balance January 1, 1995            2,005,380     2,005       60,000        60      350,000       350      1,763,698    (2,182,589)

Issuance of Common Stock
  in Consideration for
  Modification of Agreement          152,500       153            -         -            -         -              -             -
Net (Loss) for the Year
Ended December 31, 1995 -                  -         -            -         -            -         -              -      (197,546)
                                  -----------  --------  -----------  --------  -----------  --------  -------------  ------------

Balance January 1, 1996            2,157,880     2,157       60,000        60      350,000       350      1,763,698    (2,380,135)

Issuance of Shares for
  Services Rendered                  164,666       165            -         -            -         -         16,301             -
Sale of Stock                         70,000        70            -         -            -         -        173,970             -
Issuance of Shares for the
  Modification of Agreements         250,000       250            -         -            -         -           (250)            -
Cancellation of Shares Held
  in Treasury                        (62,000)      (62)           -         -            -         -       (154,538)            -
Net (Loss) for the Year
  Ended December 31, 1996                  -         -            -         -            -         -              -      (450,734)
                                  -----------  --------  -----------  --------  -----------  --------  -------------  ------------


                 See accompanying notes and accountants' report.

                                                    MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                                        DEFICIT
                                     CLASS A COMMON         CLASS B COMMON     CLASS A PREFERRED STOCK                ACCUMULATED
                                  ---------------------  ---------------------  ---------------------     CAPITAL      DURING THE
                                    SHARES                 SHARES                 SHARES                IN EXCESS OF   DEVELOPMENT
                                  OUTSTANDING   AMOUNT   OUTSTANDING   AMOUNT   OUTSTANDING   AMOUNT     PAR VALUE       STAGE
                                  -----------  --------  -----------  --------  -----------  --------  -------------  ------------
Balance January 1, 1997            2,580,546     2,580       60,000        60      350,000       350      1,799,181    (2,830,869)
Sale of Stock                        100,000       100            -         -            -         -         99,900             -
Conversion of Indebtedness           800,000       800            -         -            -         -        165,200             -
Class A Common Stock Issued
in Cancellation of $372,000
Accrued Wages Due Officer          1,499,454     1,500            -         -            -         -        370,500             -
Issuance of Shares for
Services Rendered                    247,000       247            -         -            -         -          2,224             -
Adjustment to Give Effect
to Recapitalization on
9-Mar-1997                           560,000       560            -         -            -         -           (560)            -
Net (Loss) for the Year
Ended December 31, 1997                    -         -            -         -            -         -              -      (133,578)

                                   5,787,000     5,787       60,000        60      350,000       350      2,436,445    (2,964,447)
Shares Issued in Cancellation
of Indebtedness                    2,430,000     2,430            -         -            -         -        167,570             -
Conversion of Options                500,000       500            -         -            -         -        124,500             -
Issuance of Shares for
Services Rendered                  1,121,617     1,122            -         -            -         -        111,040             -
Shares Issued in Cancellation
of Redeemable Preferred Stock         50,000        50            -         -            -         -        149,950             -
Shares Returned to Treasury
and Cancelled                       (560,000)     (560)           -         -            -         -            560             -
Modification
  of Royalty Agreement               733,280       733            -         -            -         -          6,599             -
Issuance of Warrants to Officer            -         -            -         -            -         -         27,567             -
Net (Loss) for the Year
Ended December 31, 1998                    -         -            -         -            -         -              -      (549,187)


                 See accompanying notes and accountants' report.

                                                    MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                                         DEFICIT
                                     CLASS A COMMON         CLASS B COMMON     CLASS A PREFERRED STOCK                ACCUMULATED
                                  ---------------------  ---------------------  ---------------------     CAPITAL      DURING THE
                                    SHARES                 SHARES                 SHARES                IN EXCESS OF   DEVELOPMENT
                                  OUTSTANDING   AMOUNT   OUTSTANDING   AMOUNT   OUTSTANDING   AMOUNT     PAR VALUE       STAGE
                                  -----------  --------  -----------  --------  -----------  --------  -------------  ------------
                                  10,061,897   $10,062       60,000   $    60      350,000   $   350   $  3,024,231   $(3,513,634)
Shares Issued in Cancellation
  of Indebtedness                  2,175,000     2,175            -         -            -         -        164,492             -
Issuance of Shares for
  Services Rendered                1,255,000     1,255            -         -            -         -         93,844             -
Shares Issued in Modification
  of Licensing Agreement             672,205       672            -         -            -         -           (672)            -
Sale of Stock                        433,333       433            -         -            -         -        173,107             -
Net (Loss) for the Year
Ended December 31, 1999                    -         -            -         -            -         -              -      (539,283)
                                  -----------  --------  -----------  --------  -----------  --------  -------------  ------------

                                  14,597,435   $14,597       60,000   $    60      350,000   $   350   $  3,455,002   $(4,052,917)

Issuance of Shares for
  Services Rendered                  699,500       699            -         -            -         -         83,251             -
Shares Issued to
  Pursuant to Investors
  Settlement Agreement                65,028        65            -         -            -         -            (65)            -
Shares Issued for Cash and
  Non-Recourse Promissory Notes    5,000,000     5,000            -         -            -         -      1,990,000             -
Shares Issued for Cash               400,000       400            -         -            -         -         29,496             -
Shares Issued in Cancellation
of Indebtedness                      100,000       100            -         -            -         -         99,900             -
Shares Issued as Compensation
  Pursuant to Escrow Agreement     4,183,675     4,184            -         -            -         -              -             -
Shares Returned from Escrow         (400,000)     (400)           -         -            -         -            400             -
Common Shares Converted
  into Class B Common                (40,000)      (40)      40,000        40            -         -              -             -
Preferred Shares Converted
  into Common                         12,529        13            -         -      (12,529)      (13)
Net (Loss) for the Year                                                                                           -             -
Ended December 31, 2000                    -         -            -         -            -         -              -      (207,331)
                                  -----------  --------  -----------  --------  -----------  --------  -------------  ------------

  Balance December 31, 2000       24,618,167    24,618      100,000       100      337,471       337      5,657,984    (4,260,248)
                                  ===========  ========  ===========  ========  ===========  ========  =============  ============


                 See accompanying notes and accountants' report.

                                                        MATERIAL TECHNOLOGIES, INC.
                                                       (A Development Stage Company)
                                                         STATEMENTS OF CASH FLOWS


                                                                                                     From Inception
                                                                                                   (October 21, 1983)
                                                                                                         Through
                                                                   1998        1999       2000      December 31, 2000
                                                                ----------  ----------  ---------  -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                             $(549,187)  $(539,283)  (459,129)  $       (4,512,046)
                                                                ----------  ----------  ---------  -------------------
  Adjustments to Reconcile Net Income (Loss) to
  Net Cash Provided  (Used) by Operating Activities
     Depreciation and Amortization                                  4,889       2,242      2,948              174,573
     Interest Income Accrued  on Stock Subcription Receivable           -      (1,432)   (98,557)             (99,989)
     Bad Debts                                                     50,000           -                          50,000
     Gain on Sale of Securities                                  (171,450)     (4,396)         -             (196,596)
     Charge off of Deferred Offering Costs                              -           -                          36,480
     Charge off Long-lived Assets due to Impairment                92,919           -                          92,919
     Gain on Foreclosure                                                -           -                         (18,697)
     Modification of Royalty Agreement                              7,332           -                           7,332
     (Increase) Decrease in  Receivables                         (140,405)     57,941    112,364              (80,932)
     (Increase) Decrease in Prepaid Expenses                            -        (268)                             53
     Loss on Sale of Equipment                                          -           -                          12,780
     Issuance of Common  Stock for Services                       139,729      95,100     88,133              621,397
     Issuance of Common  Stock for Agreement Modifications              -           -                             152
     Forgiveness of Indebtedness                                        -           -                         165,000
    Increase (Decrease) in Accounts
       Payable and Accrued Expenses                               104,049     222,471      8,441              919,872
    Interest Accrued on Notes Payable                              50,658      57,500     57,062              205,037
    Increase in Research and Development
       Sponsorship Payable                                              -           -                         218,000
    (Increase) in Note for Litigation Settlement                        -           -                         (25,753)
    (Increase) in Deposits                                              -           -          -               (2,189)
                                                                ----------  ----------  ---------  -------------------
    TOTAL ADJUSTMENTS                                             137,721     429,158    170,391            2,079,439
                                                                ----------  ----------  ---------  -------------------
        NET CASH PROVIDED (USED) BY
        OPERATING ACTIVITIES                                     (411,466)   (110,125)  (288,738)          (2,432,607)
                                                                ----------  ----------  ---------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds From Sale of Equipment                                      -           -          -               10,250
   Purchase of Property and Equipment                              (3,304)     (1,490)         -             (230,903)
   Proceeds from Sale of Securities                               261,450       4,396          -              283,596
   Purchase of Securities                                         (90,000)          -          -              (90,000)
   Proceeds from Foreclosure                                            -           -          -               44,450
   Investment in Joint Venture                                          -     (18,000)   (15,000)            (102,069)
   Payment for License Agreement                                        -           -          -               (6,250)
                                                                ----------  ----------  ---------  -------------------

       NET CASH PROVIDED (USED) BY
      INVESTING ACTIVITIES                                        168,146     (15,094)   (15,000)             (90,926)
                                                                ----------  ----------  ---------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of Common Stock                                      125,000     150,000    274,288            1,381,607
    Costs incurred in Offering                                          -           -          -              (31,480)
    Sale of Common Stock Warrants                                       -           -          -               18,250
    Sale of Preferred Stock                                             -           -          -              258,500
    Sale of Redeemable Preferred Stock                                  -           -          -              150,000
    Capital Contributions                                               -           -          -              301,068
    Payment on Proposed Reorganization                                  -           -          -               (5,000)
    Loans  From  Officers                                         150,500     102,198      8,000              736,005
    Repayments to Officer                                         (34,611)    (71,500)   (39,500)            (455,532)
    Increase in Loan Payable-Others                                     -       7,405          -              172,069
                                                                ----------  ----------  ---------  -------------------


                                       See accompanying notes.

                                                      MATERIAL TECHNOLOGIES, INC.
                                                     (A Development Stage Company)
                                                       STATEMENTS OF CASH FLOWS


                                                                                             From Inception
                                                                                           (October 21, 1983)
                                                                                                Through
                                                     1998           1999          2000      December 31, 2000
                                                --------------  ------------  ------------  ------------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES  $     240,889   $    188,103  $   242,788   $        2,525,487
                                                --------------  ------------  ------------  ------------------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                             (2,431)        62,884      (60,950)               1,954

BEGINNING BALANCE  - CASH AND
      CASH EQUIVALENTS                                  2,451             20       62,904                    -
                                                --------------  ------------  ------------  ------------------
ENDING BALANCE  - CASH AND CASH
     EQUIVALENTS                                $          20   $     62,904  $     1,954   $            1,954
                                                ==============  ============  ============  ==================


SUPPLEMENTAL INFORMATION: -

  A.  Definition  of  Cash  and  Cash  Equivalents

      For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.


  B.  Interest  and  Income  Taxes  Paid

      Interest Paid During Period               $       2,500   $      2,565  $     2,565
                                                ==============  ============  ============
      Income Taxes Paid                         $           -   $      2,400  $       800
                                                ==============  ============  ============


  C.  Non  Cash  Investing  and  Financing  Activities

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

During 1999, the Company issued 175,000 shares of its Class A Common Stock in in exchange for the cancellation of the $66,667 of indebtedness due a consultant

During 1999, the Company issued 2,000,000 shares of its Class A Common Stock to its President in exchange for the cancellation of $100,000 of indebtedness due him.

During 1999, the Company issued 100,000 shares of its Class A Common Stock to a consultant for $.35 a share, payable by a non-recourse, non-interest bearing promissory note payable on or before June 15, 2003, and is secured by the stock.

During 2000, a holder of 12,259 shares of the the Company's Preferred Stock converted all of his shares into 12,259 shares of common.

Under a settlement agreement, during 2000, the Company issued 65,028 shares of common stock to investors who were defrauded by a former consultant of the Company.

During 2000, the Company issued to its President 4,650,000 shares of its common stock in exchange for $4,650 and a $1,855,350 promissory note bearing interest at 8% due May 2005 Shares issued were valued at $.40 per share.

During 2000, the Company issued to a Director 350,000 shares of its common stock in exchange for $350 and a $139,650 promissory note bearing interest at 8% due May 2005 Shares issued were valued at $.40 per share.

Through a stock grant, the Company in 2000 issued to its President 4,183,675 shares of its common stock for future compensation. These shares are held in escrow and have restrictive covenants.


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

MATERIAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  FINANCIAL  STATEMENTS

     f)   Concentration  of  Credit  Risk

          Currently, the Company's only source of income comes from its sub-contracts for Electrochemical Fatigue Sensor ("EFS") research with the United States Air Force contractors. The Company believes these contracts will continue through 2001.

     g)   Stock  Based  Compensation

          For 1998 and subsequent years, the Company has adopted FASB Statement 123 which establishes a fair value method of accounting for its stock-based compensation plans. Prior to 1998, the Company used APB Opinion 25.

     h) Investments in companies in which the Company has less than a 20% interest are carried at cost. The Company includes dividends received from those companies in other income. The Company applies dividends received in excess of the Company's proportionate share of accumulated earnings as a reduction of the cost of the investment.

NOTE  3  -  INTANGIBLES

     Intangible  assets  consist  of  the  following:

                               Period of     December  31,
                              Amortization   1999     2000
                                --------  ---------  -------
Patent Costs                    17 Years  $ 28,494   $28,494

License Agreement               20 Years     6,250     6,250
     (See Note 5)                            _____     _____
                                            34,744    34,744
Less Accumulated Amortization              (20,043)  (22,032)
                                --------  ---------  -------

                                          $  14,701  $12,712
                                          =========  =======

     Amortization charged to operations for 1998, 1999, and 2000, were $1,990, $1,989, and $1,989, respectively.

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

     The parties agreed that the balance owed on the Sponsorship Agreement was $200,000 and commencing June 30, 1997, the balance due will accrue interest at a rate of 1.5% per month until the loan matures on December 16, 2001, when the loan balance and accrued interest become fully due and payable. In addition, under the agreement, Mr. Bernstein agreed to limit his compensation from the Company to $150,000 per year until the loan and accrued interest is fully paid. Interest charged to operations for 1998, 1999, and 2000, relating to this obligation was $39,240, $46,303, and $54,638, respectively. The balance of the note at December 31, 1999, and 2000, was $257,240 and $303.543, respectively,

NOTE  5  -  PROPERTY  AND  EQUIPMENT

     The  following  is  a  summary  of  property  and  equipment:

MATERIAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  FINANCIAL  STATEMENTS

                                 December  31,
                             1999          2000
                          -----------  ------------
Office Equipment          $   23,380   $    23,380
Remote Monitoring System          --            --
Manufacturing Equipment      100,067       100,067
                          -----------  ------------
                             123,447       123,447
  Less: Accumulated
     Depreciation           (119,498)     (120,457)
                          -----------  ------------
                          $    3,949   $     2,990
                          ===========  ============

     Depreciation charged to operations was $2,900, $253, and $959, in 1998, 1999, and 2000, respectively. The useful lives of office equipment for the purpose of computing depreciation are five years. Management will commence depreciating its manufacturing equipment upon the commencement of the manufacturing of its products.

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

     As additional consideration for the loan, the Company granted to Mr. Baker, a 1% royalty interest in the Fatigue Fuse and a 0.5% royalty interest in the Electrochemical Fatigue Sensor. The Company has not placed a value on the royalty interest granted. The balance due on this loan as of December 31, 1999, and 2000, was $42,851, and $53,991, respectively. Interest charged to operations for 1998, 1999 and 2000 was $2,993, $4,640, and $3,245, respectively.

     The Company did not pay any amounts due on this note when it matured on May 26, 1996, and the note is in default.

MATERIAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  FINANCIAL  STATEMENTS

     In October 1996, the Company borrowed $25,000 from an unrelated third party. Under the terms of the promissory note, the loan was assessed interest at an annual rate of 10% and matured on October 15, 1998. The Company renegotiated the terms of the loan. Under the revised terms, the note is assessed interest at a rate of 11% per annum commencing January 1, 1999, and matures on October 15, 2000. In addition the Company issued warrants to the lender for the purchase of 2,500 shares of the Company's common stock at a price of $1.00 per share. The loan balance as of December 31, 1999 and 2000 was $25,527 and $25,527, respectively. Interest charged to operations on this loan in 1998, 1999, and 2000, were $2,500, $2,750, and $2,750, respectively.

     The Company did not pay any amounts due on this note when it matured on October 15, 2000, and the note is in default.

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

     An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will materialize. As of December 31, 2000, the Company has unused operating loss carryforwards, which may provide future tax benefits in the amount of approximately $2,393,000 which expire in various years through 2020.

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

     b. On August 30, 1986, the Company entered into a funding agreement with the Advanced Technology Center ("ATC"), whereby ATC paid $45,000 to the Company for the purchase of a royalty of 3% of future gross sales and 6% of sublicensing revenue. The royalty is limited to the $45,000 plus an 11% annual rate of return. At December 31, 1999, and 2000, the future royalty commitment was limited to $184,359 and $204,639, respectively.

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

          At December 31, 1999, and 2000, the total future royalty commitments, including the accumulated 26% annual rate of return, were limited to approximately $1,086,693, and $1,369,233, respectively. If the Company defaults on the agreement, then the obligation relating to this agreement becomes secured by the Company's patents, products, and accounts receivable, which may be related to technology developed with the funding.

     d. In 1994, the Company issued to Variety Investments, Ltd. of Vancouver, Canada ("Variety"), and a 22.5% royalty interest on the Fatigue Fuse in consideration for the cash advances made to the Company by Variety.

          In December 1996, in exchange for the Company issuing 250,000 shares of its Common Stock to Variety, Variety reduced its royalty interest to 20%. In 1998, in exchange for the Company issuing 733,280 shares of its Common Stock to Variety, Variety reduced its royalty interest to 5%.

MATERIAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  FINANCIAL  STATEMENTS

     e. In 1995, the Company entered into an agreement with an unrelated third party for providing the idea of pursuing government contracts for the funding of the development of the Company's technologies, under which he would receive a number of the Company's Common Stock equal to 2.5% of the number of shares outstanding as of the date a government contract is signed, 15% of the amount of the respective government contract, and an appointment to the Company's Board of Directors. Funds due him are to be paid only when such funds become available to the Company. The Company and the third part disagree as to the amount owed and the timing of payment under the Agreement and are attempting to settle the disagreements amicably.

          Under the agreement, the Company's obligation is created on the date the government contract is signed. Under the agreement with this individual, the amounts due are to be evidenced by a promissory note bearing interest at major bank prime.

          The Agreement contains anti-dilution provisions relating to the shares to be issued that expire once $50,000 is paid. The Company's obligation to have this person as a Director expires once all amounts due are paid. The contingent amount due has been personally guaranteed by the Company's President and is secured by the Company's patents, subject to a prior lien in favor of the Company's President. The personal guarantee expires upon the individual receiving $100,000.

     f. In 1999, the Company was notified that a former consultant used company materials to sell shares of the Company's stock to the public. The Consultant defrauded 25 investors out of $112,000. The Company had no knowledge of his actions. But in order to avoid potential litigation and have the ability to pursue the claims of these investors, the Company authorized issuance of up to 110,000 shares of its restricted Common Stock to these investors in exchange for the assignment of their respective claims to the Company and a release of any claims against the Company. During 2000, 65,028 shares of the Company's common stock were issued to these defrauded investors.

     g. As discussed in Note 6, the Company granted a 1% royalty interest in the Company's Fatigue Fuse and a .5% royalty interest in its Electrochemical Fatigue Sensor to Mr. Sherman Baker as part consideration on a $25,000 loan made by Mr. Baker to the Company.

          A summary of royalty interests that the Company has granted and are outstanding as of December 31, 1999, follows:

MATERIAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  FINANCIAL  STATEMENTS

                                    Fatigue   Fatigue
                                     Fuse      Sensor
                                   ---------  --------
Tensiodyne 1985-1 R&D Partnership       -- *       --
Advanced Technology Center
  Future Gross Sales                  6.00%*       --
  Sublicensing Fees                     -- **      --
Variety Investments, Ltd               5.00%       --
University of Pennsylvania
   Net Sales of Licensed Products        --      7.00%
   Net Sales of Services                 --      2.50%
Sherman Baker                          1.00%     0.50%
                                   ---------  --------

                                      12.00%    10.00%
                                   =========  ========

* Royalties limited to specific rates of return as discussed in Notes 8(a) and (b) above.

** The Company granted 12% royalties on sales from sublicensing. These royalties are also limited to specific rates of return as discussed in Note 8(b) and (c) above.


     g)   Operating  Leases

          The Company leases its existing office under a non-cancelable lease, which expires on May 31, 2002.

          Rental expense charged to operations for the years ended December 31, 1998, 1999, and 2000 was approximately $22,632, $25,375, and $23,129, which  consisted  solely  of  minimum  rental  payments.

          In addition to rent, the Company is obligated to pay property taxes, insurance, and other related costs associated with the leased office.

          Minimum rental commitments under the noncancelable leases expire as follows:

          Year  Ended  2001                    $    27,121
          Year  Ended  2002                    $    11,740

NOTE  9  -  INVESTMENTS

     a) The Company acquired 6,625,000 of Class A Common Stock of Tensiodyne Corporation. During 1996, the Company received approximately $17,750 through the sale of 50,000 shares of Tensiodyne Corporation stock. Of the 6,575,000 shares of Tensiodyne shares held as of December 31, 1996, only 690,000 shares were unrestricted and available for sale. The Company valued these 690,000 shares at their quoted market price on December 31, 1996 of $.08 per share totaling $55,200.

MATERIAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  FINANCIAL  STATEMENTS

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

          In 1998, the Board of Shareholders' of Tensiodyne authorized two reverse stock splits that reduced the total shares owned by the Company to 65,750. These shares were valued at December 31, 1998, at their quoted market price of $.1250 per share totaling $8,219. As of December 31, 2000, the Company determined that these shares had no market value and valued its interest in these shares at $ 0.

     b) In 1998, the Company acquired through a private stock offering, 115,000 shares of DCH Technology for $90,000. The Company sold these shares throughout 1998 and 1999 for net proceeds totaling $265,846, thereby reporting a net gain from these sales in 1998 of $171,450 and in 1999 of $4,396.

     c) The Company owns a .5% interest in Antaeus Research, LLC. During 1999 and 2000, the Company invested $33,000. The Company accounts for this investment under the Cost Method.

NOTE  10  -  STOCKHOLDERS'  EQUITY

     a.   Warrants

          On June 25, 1998, the Company granted warrants to Mr. Robert M. Bernstein and Mr. Joel Freedman to acquire 1,800,000, and 200,000 shares of the Company's Common Stock, respectively. The exercise price at June 25, 1998, was initially $.50, but on November 6, 1998, the Company's Board reduced the purchase price to $.10 a share. The warrants were to expire on June 30, 2002.

MATERIAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  FINANCIAL  STATEMENTS

          The Company valued the warrants issued to Mr. Bernstein using the Black-Sholes option pricing model using with the following assumptions: risk-free interest rate of 5.5%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of .12 and the expected life of the warrants of 42 months. For 1998, and 1999, the Company charged the fair value of the warrants totaling $27,567 in each year to operations. These warrants were cancelled in 1999.

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

MATERIAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  FINANCIAL  STATEMENTS

          In 2000, a holder of 12,259 shares of preferred stock exchanged these shares for 12,259 shares of the Company's common. The 12,259 shares of preferred were subsequently cancelled.

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

          During 1998, the Company issued a total of 1,121,617 shares of its Common Stock in exchange for services. During 1999, the Company issued a total of 4,202,205 shares of its Common Stock for services and other non-cash consideration. During 2000, the Company issued a total of 9,620,732 shares of its Common Stock for services and other non-cash consideration. A summary of each transaction follows:

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

MATERIAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  FINANCIAL  STATEMENTS

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

          On January 31, 2000, the Company issued 50,000 shares of common stock to a member of its advisory board. These shares were valued at $5,000. On February 8, 2000, the Company issued 10,000 shares of common stock to a consultant who assisted in developing the Company's web site. The Company valued these shares at $1,000. On February 28, 2000, the
          Company issued 200,000 of common stock to a consultant for financial services. These shares were valued at $20,000. Also on February 28, 2000, the Company issued 4,500 of common stock to a public relations consultant. These shares were valued at $4,500. On March 9, 2000, the Company issued 100,000 of common stock to a consultant in cancellation of $100,000 due. On March 13, 2000, the Company issued two consultants a total of 75,000 shares of common stock for services relating to the development of the fatigue fuseThese shares were valued at $7,500. On March 21, 2000, the Company's President returned to the Company 40,000 shares of Common stock in exchange for receiving 40,000 shares of Class B common stock. On March 29, 2000, the Company issued 50,000 shares of common stock to a consultant for financial services. These shares were valued at $10,000. On April 11, 2000, the Company issued 15,000 shares of common stock to consultant relating to the operations of the Company joint venture. These shares were valued at $3,000. On April 11, 2000, the Company issued 25,000 shares of common stock for advisory services. These shares were valued at $5,000. On April 28, 2000, the Company issued 30,000 shares of common stock for advisory services. These shares were valued at $12,000. On May 4, 2000, the Company issued 12,529 shares of its common stock in exchange for 12,529 shares of its preferred stock. The preferred shares were subsequently cancelled. On May 25, 2000, the Company issued its

MATERIAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  FINANCIAL  STATEMENTS

          President 4,650,000 shares its common stock in exchange for $4,650 and a $1,855,350 non-recourse promissory note bearing interest at an annual rate of 8%. On the same day, the Company issued 350,000 shares its common stock to a Director in exchange for $350 and a $139,650 non-recourse promissory note bearing interest at an annual rate of 8%. Both notes mature on May 25, 2005, when the principal and accrued interest becomes fully due and payable. On July 13, 2000, the Company issued 40,000 shares of its common stock for legal services. These shares were valued at $10,000. On October 27, 2000, the Company issued 4,183,675 to its President for futures services to be rendered pursuant to a stock grant and escrow agreement. As discussed further in Note 11, these shares are held in escrow, subject to substantial restrictions and the actual shares that may vest to the President could be substantially less then the number of shares placed in escrow. These shares were valued at par. On November 14, 2000, pursuant to the stock grant and escrow agreement, the President returned 400,000 shares of common stock to the Company that were subsequently cancelled. On the same day, 400,000 shares were issued in exchange for $22,490. On December 19, 2000, the Company issued 200,000 shares of its common stock to a consultant. These shares were valued at $10,000. During January and February 2000, the Company issued 65,028 shares of its common stock to investors who were defrauded by a former consultant of the Company. These shares were valued at par. In February 2000, the Company received $251,798 from the proceeds from the sale of shares of DCH Technologies, Inc. These shares were placed in a brokerage account in 1998 by a shareholder of the Company on the Company's behalf. The Company had no access to the account. Due to the restrictive covenants of the brokerage account, the Company did not reflect the transaction on its financial statements prior to 2000, when the shares were sold. The Company credited the proceeds to additional paid-in capital.

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

     . In 1998, the Company issued 2,430,000 shares of its common stock to Mr. Bernstein in exchange for the cancellation of $170,000 of indebtedness.

     b. In 1998, the Company issued to a Director 302,190 shares of its common stock for consulting services valued at $30,219

MATERIAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  FINANCIAL  STATEMENTS

     c. In 1998, the Company granted warrants to Mr. Bernstein and Mr. Joel Freedman to acquire 1,800,000 and 200,000 shares of the Company's Common Stock, respectively, at a price of $.10 a share. These warrants were cancelled in 1999.

     d. In 1999, the Company issued 2,000,000 shares of its Common Stock in exchange for the cancellation of $100,000 of indebtedness owed its President.

     e.   During  2000,  the  President advanced the Company $8,000 and received
          $39,500 from the Company. The outstanding amount due from the President as of December 31, 2000 is $22,052. The amount of accrued interest charged to operations on the President's loans in 1998, 1999 were $8,425, and $3,516, respectively. The amount of interest credited to operations for 2000 totaled $822.

          As of December 31, 2000, the Company accrued $40,000 of unpaid compensation owed its President.

     f. On May 25, 2000, the Company issued its President 4,650,000 shares its common stock in exchange for $4,650 and a $1,855,350 non-recourse promissory note bearing interest at an annual rate of 8%. On the same day, the Company issued 350,000 shares its common stock to a Director in exchange for $350 and a $139,650 non-recourse promissory note bearing interest at an annual rate of 8%. Both notes mature on May 25, 2005, when the principal and accrued interest becomes fully due and payable. At the date of issuance, the shares were valued by the Company at $.40 per share.

     g. On October 27, 2000, the Company issued 4,183,675 shares to its President for future compensation pursuant to a Stock Escrow/Grant Agreement. Under the terms of the agreement, the President is required to hold these shares in escrow. While in escrow, the President cannot vote the shares but has full rights as to cash and non-cash dividends, stock splits or other change in shares. Any additional shares issued to the President by reason of the ownership of the 4,183,675 shares will also be escrowed under the same terms of the agreement.

          Upon the exercise by certain holders of Company options or warrants or upon the need by the Company, in the sole discretion of the Board, to issue common stock to certain individuals or entities, the number of shares required for issuance to these holders will be returned from escrow by the President thereby reducing the number of shares he holds. The shares held in escrow are non-transferable and will be granted to the Company's President only upon the exercise or expiration of all of the options and warrants, the direction of the Board, in its sole discretion, or the mutual agreement by the President and the Board of Directors to terminate the agreement. The Company valued these shares at par. Upon the actual grant of the remaining shares to the President, the shares issued will be valued its market value when issued and charged to operations as compensation.

MATERIAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  FINANCIAL  STATEMENTS

NOTE  12  -  STOCK-BASED  COMPENSATION  PLANS

     a In 1996, the Company adopted the 1996 Stock Option Plan and reserved 1,700,000 shares of Common Stock for distribution under the Plan. Eligible Plan participants include employees, advisors, consultants, and officers who provide services to the Company. A Committee appointed by the Company's Board of Directors determines the option price and the number of shares subject to each option granted. In the case of Incentive Stock Options granted to an optionee who owns more than 10% of the Company's outstanding stock, the option price shall be at least 110% of the fair market value of a share of common stock at date of grant. In 2000, the Company increased the number of reserved shares to 6,800,000.

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

     b. In 1998, the Company adopted the 1998 Stock Plan and reserved 800,000 shares of Common Stock for distribution under the plan. The Plan was adopted to provide a means by which the Company could compensate key employees, advisors, and consultants by issuing them stock in exchange for services and thereby conserve the Company's cash resources. A
          Committee of the Board of Directors determines the value of the services rendered and the related number of shares to be issued through the Plan for these services. In 2000, the Company increased the number of reserved shares to 6,800,000.

          In 1998, the Company issued 310,000 shares of Common Stock through the plan in exchange for consulting services. The Company valued these shares at $31,000, the fair value of the services rendered.

          The  following  is  summary  of  the 1996 and 1998 Stock option plans:

MATERIAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  FINANCIAL  STATEMENTS


Material  Technologies,  Inc.
Reconcilation  of  Stock  Option  Plans



                                                    1996 STOCK OPTION PLAN   1998 STOCK OPTION PLAN        1998 STOCK PLAN
                                                    ----------------------  --------------------------  ----------------------
                                                                WEIGHTED                     WEIGHTED                 WEIGHTED
                                                                AVERAGE                       AVERAGE                  AVERAGE
                                                     NUMBER OF  EXERCISE    NUMBER OF         EXERCISE    NUMBER OF   EXERCISE
                                                      SHARES      PRICE       SHARES            PRICE      SHARES       PRICE
                                                     ---------  ---------  ------------    ------------  -----------  ---------
OUTSTANDING JAN 1, 1997                          1)          -  $       -             -  $            -            -  $       -
                                                     =========  =========  ============    ============  ===========  =========
GRANTED                                                      -  $       -             -  $            -               $       -
EXERCISED                                                    -  $       -             -  $            -               $       -
FORFIETED                                                    -  $       -             -  $            -               $       -
                                                     ---------  ---------  ------------    ------------  -----------  ---------
OUTSTANDING JAN 1, 1998                                      -  $       -             -  $            -            -  $       -
                                                     =========  =========  ============    ============  ===========  =========
GRANTED                                                      -  $       -    900,000.00  $         0.64   310,000.00  $    0.10
EXERCISED                                                    -  $       -    550,000.00  $         0.19   310,000.00  $    0.10
FORFIETED                                                    -  $       -             -  $            -            -  $       -
                                                     ---------  ---------  ------------    ------------  -----------  ---------
OUTSTANDING DEC 31, 1998                                     -  $       -    350,000.00  $            -            -  $       -
                                                     =========  =========  ============    ============  ===========  =========
GRANTED                                                      -  $       -    750,000.00  $         0.25            -  $       -
EXERCISED                                                    -  $       -    100,000.00  $         0.35            -  $       -
FORFIETED                                                    -  $       -             -  $            -               $       -
                                                     ---------  ---------  ------------    ------------  -----------  ---------
OUTSTANDING DEC 31, 1999                                     -  $       -  1,000,000.00  $            -  $         -  $       -
                                                     =========  =========  ============    ============  ===========  =========
GRANTED                                                      -  $       -             -  $                 6,800,000  $       -
EXERCISED                                                    -  $       -     50,000.00  $         0.25    5,894,500  $    0.41
FORFIETED                                                    -  $       -             -  $            -               $       -
                                                     ---------  ---------  ------------    ------------  -----------  ---------
OUTSTANDING DEC 31, 2000                                     -  $       -    950,000.00  $            -  $905,500.00  $       -
                                                     =========  =========  ============    ============  ===========  =========
WEIGHTED AVERAGE FAIR VALUE OF OPTIONS GRANTED
   DURING 1998                                                                           $         0.19
                                                                                           ============
WEIGHTED AVERAGE FAIR VALUE OF OPTIONS GRANTED
   DURING 1999                                                                           $         0.00
                                                                                           ============
WEIGHTED AVERAGE FAIR VALUE OF OPTIONS GRANTED
   DURING 2000                                                                           $         0.00
                                                                                           ============

     1)  Plan  transferred  to  SecureFone  America  in  February  1997  reoganization

MATERIAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  FINANCIAL  STATEMENTS

NOTE  13  -  SUBSEQUENT  EVENTS

          In January 2001, the Company's Board of Directors authorized the issuance of 450,000 shares of its Common Stock to individuals for legal and consulting services.

          In February 2001, the Company's Board of Directors authorized the issuance of 6,000,000 shares of its Common Stock to the Company's President for past compensation due valued at $.10 per share.