Form 10-Q
period 2001-03-31
MATERIAL TECHNOLOGIES INC /CA/
filed 2001-05-15
CIK 1036668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:  March 31, 2001          Commission file number: 33-23617

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


                          11661  San Vicente Boulevard
                                    Suite 707
                        Los  Angeles,  California  90049
                    ----------------------------------------
                    (address of principal executive offices)
                                (Zip Code) 90064


                                (310)  208-5589
               ---------------------------------------------------
               (Registrant's telephone number including area code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this form 10-K. [ ]

     The aggregate market value of the voting stock held by Non-affiliates of the registrant at May 10, 2001 was $952,593.

     Documents  incorporated  by  reference-None.

                                      INDEX



                                                                           PAGE
                                                                          ------

Part 1. Financial  Statements

     Balance  Sheets                                                       3 - 4

     Statements  of  Operations  -
        First  Quarter  Ended  March  31,  2000  and  2001  and  from the  Company's  inception  (October  21,  1983)  through
        March  31,  2001                                                     5


     Statements  of  Cash  Flows
        First  Quarter  Ended  March  31,  2000  and  2001  and  from the  Company's  inception  (October  21,  1983)  through
        March  31,  2001                                                   6 - 7


     Notes  to  Financial  Statements                                        8


     Management's  Discussion  and  Analysis                                 9



Part 2. Other  Information                                                   10

MATERIAL  TECHNOLOGIES,  INC.
(A  Development  Stage  Company)
BALANCE  SHEETS
================================================================================

                                              December 31,          March 31.
                                                 2000                 2001
                                           -----------------  --------------------
                                                                  (Unaudited)
ASSETS
  CURRENT ASSETS
    Cash and Cash Equivalents              $           1,954  $                781
    Receivable Due on Research Contract               33,932               157,917
    Receivable from Officer                           22,052                28,422
                                           -----------------  --------------------

      TOTAL CURRENT ASSETS                            57,938               187,120
                                           -----------------  --------------------

  FIXED ASSETS
    Property and Equipment, Net
        of Accumulated Depreciation                    2,990                 2,750
                                           -----------------  --------------------

  OTHER ASSETS
     Intangible Assets, Net of
        Accumulated Amortization                      12,712                12,215
    Investments                                       33,000                33,000
    Refundable Deposit                                 2,136                 2,136
                                           -----------------  --------------------

      TOTAL OTHER ASSETS                              47,848                47,351
                                           -----------------  --------------------

      TOTAL ASSETS                         $         108,776  $            237,221
                                           =================  ====================


                             See accompanying notes

MATERIAL  TECHNOLOGIES,  INC.
(A  Development  Stage  Company)
BALANCE  SHEETS
==============================================================================================================

                                                                          December 31,           March 31.
                                                                              2000                 2001
                                                                       ------------------  --------------------
                                                                                               (Unaudited)
LIABILITIES AND STOCKHOLDERS'  (DEFICIT)
  CURRENT LIABILITIES
    Legal Fees Payable                                                 $         209,306   $            233,548
    Fees Payable to R&D Subcontractor                                             20,474                117,920
    Consulting Fees Payable                                                       50,000                 50,000
    Accounting Fees Payable                                                       26,288                 35,508
    Other Accounts Payable                                                        10,157                 10,718
    Accrued Expenses                                                              24,982                 36,795
    Accrued Officer Wages                                                         40,000                 70,000
    Notes Payable - Current Portion                                               25,688                 25,688
    Loans Payable - Others                                                        54,160                 55,169
                                                                       ------------------  ---------------------

      TOTAL CURRENT LIABILITIES                                                  461,055                635,346

    Payable on Research and
       Development Sponsorship                                                   358,181                374,299
                                                                       ------------------  ---------------------

      TOTAL LIABILITIES                                                          819,236              1,009,645
                                                                       ------------------  ---------------------


  STOCKHOLDERS' EQUITY (DEFICIT)
    Class A Common Stock, $.001 Par Value, Authorized 100,000,000
       Shares, Outstanding 24,618,167 at December 31, 2000, and
       31,068,167 shares at March 31, 2001                                        24,618                 31,068
    Class B Common Stock, $.001 Par Value, Authorized 100,000
       Shares, Outstanding 100, 000 Shares at December 31, 2000, and
       March 31, 2001                                                                100                    100
     Class A Preferred, $.001 Par Value, Authorized  900,000 Shares
       Outstanding 337,471 Shares at December 31, 2000 and March
       31, 2001                                                                      337                    337
    Additional Paid in Capital                                                 5,909,782              6,345,832
    Less Notes Receivable - Common Stock                                      (2,133,251)            (2,173,731)
    Deficit Accumulated During the Development Stage                          (4,512,046)            (4,976,030)
                                                                       ------------------  ---------------------

    TOTAL STOCKHOLDERS' (DEFICIT)                                               (710,460)              (772,424)
                                                                       ------------------  ---------------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
         (DEFICIT)                                                     $         108,776   $            237,221
                                                                       ==================  =====================


                             See accompanying notes

MATERIAL  TECHNOLOGIES,  INC.
(A  Development  Stage  Company)
STATEMENTS  OF  OPERATIONS
=============================================================================================================

                                                                                              From Inception
                                                       For the Three Months Ended           (October 21, 1983)
                                                                March 31,                        Through
                                                        2000                2001              March 31, 2001
                                                  -----------------  -------------------  ---------------------
                                                    (Unaudited)         (Unaudited)            (Unaudited)

REVENUES
  Sale of Fatigue Fuses                           $              -   $                -   $              64,505
  Sale of Royalty Interests                                      -                    -                 198,750
  Research and Development Revenue                         180,847              264,760               3,248,426
  Test Services                                                  -                    -                  10,870
                                                  -----------------  -------------------  ----------------------
    TOTAL REVENUES                                         180,847              264,760               3,522,551
                                                  -----------------  -------------------  ----------------------

COSTS AND EXPENSES
  Research and Development                                  90,617              210,616               3,082,316
  General and Administrative (Note 2)                      198,809              540,664               5,350,309
                                                  -----------------  -------------------  ----------------------
    TOTAL COSTS AND EXPENSES                               289,426              751,280               8,432,625
                                                  -----------------  -------------------  ----------------------
    INCOME (LOSS) FROM OPERATIONS                         (108,579)            (486,520)             (4,910,074)
                                                  -----------------  -------------------  ----------------------

OTHER INCOME (EXPENSE)
  Expense Reimbursed                                             -                    -                   4,510
  Interest Income                                            1,038               41,150                 186,685
  Interest Expense                                         (15,220)             (17,814)               (263,333)
  Gain on Sale of  Stock                                   251,798                    -                 207,497
  Miscellaneous Income                                           -                    -                  25,145
  Loss on Sale of Equipment                                      -                    -                 (12,780)
  Gain on Foreclosure                                            -                    -                  18,697
  Modification of Royalty Agreement                              -                    -                  (7,332)
  Settlement of Teaming Agreement                                -                    -                  50,000
  Litigation Settlement                                          -                    -                  18,095
                                                  -----------------  -------------------  ----------------------
    TOTAL OTHER INCOME                                     237,616               23,336                 227,184
                                                  -----------------  -------------------  ----------------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEMS AND PROVISION FOR INCOME TAXES                     129,037             (463,184)             (4,682,890)
PROVISION FOR INCOME TAXES                                    (800)                (800)                (10,200)
                                                  -----------------  -------------------  ----------------------
    NET INCOME (LOSS) BEFORE
      EXTRAORDINARY ITEMS                                  128,237             (463,984)             (4,693,090)
 EXTRAORDINARY ITEMS
  Forgiveness of Debt                                            -                    -                (289,940)
  Utilization of Operating  Loss Carry forward                   -                    -                   7,000
                                                  -----------------  -------------------  ----------------------
    NET INCOME (LOSS)                             $        128,237   $         (463,984)             (4,976,030)
                                                  =================  ===================  ======================

PER SHARE DATA
  Basic Income (Loss) Before Extraordinary Item   $            n/a   $              n/a
  Basic Extraordinary Items                                      -                    -
                                                  -----------------  -------------------
    BASIC NET INCOME (LOSS) PER SHARE             $            n/a   $              n/a
                                                  =================  ===================
   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           14,791,730           27,685,389
                                                  =================  ===================


                             See accompanying notes

MATERIAL  TECHNOLOGIES,  INC.
(A  Development  Stage  Company)
STATEMENTS  OF  CASH  FLOWS
======================================================================================================================

                                                                                                   From Inception
                                                                For the Three Months Ended       (October 21, 1983)
                                                                           March 31,                   Through
                                                                   2000              2001           March 31, 2001
                                                             -----------------  --------------  ----------------------
                                                                (Unaudited)       (Unaudited)        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                          $        128,237   $    (463,984)            (4,976,030)
                                                             -----------------  --------------  ----------------------
  Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided
    (Used) by Operating Activities
  Depreciation and Amortization                                           737             737                 175,310
  Interest Income Accrued on Stock Subscription Receivable               (954)        (41,150)               (141,139)
  Bad Debts                                                                 -               -                  50,000
  Gain on Sale of Securities                                         (251,798)              -                (196,596)
  Charge off of Deferred Offering Costs                                     -               -                  36,480
  Charge off of Long-lived Assets due to Impairment                         -               -                  92,919
  Modification of Royalty Agreement                                         -               -                   7,332
  Gain on Foreclosure                                                       -               -                 (18,697)
  (Increase) Decrease in Accounts Receivable                           70,846        (123,985)               (204,917)
  (Increase) Decrease in Prepaid Expense                                    -               -                      53
  Loss on Sale of Equipment                                                 -               -                  12,780
  Issuance of Common  Stock for Services                               48,950         442,500               1,063,897
  Issuance of Stock for Agreement Modification                              -               -                     152
  Forgiveness of Indebtedness                                               -               -                 165,000
  Increase (Decrease) in Accounts
    Payable and Accrued Expenses                                      (98,540)        173,282               1,093,154
  Interest Accrued on Note Payable                                     14,532          17,127                 222,164
  Increase in Research and Development
     Sponsorship Payable                                                    -               -                 218,000
  (Increase) in Note for Litigation Settlement                              -               -                 (25,753)
  (Increase) in Deposits                                                    -               -                  (2,189)
                                                             -----------------  --------------  ----------------------
    TOTAL ADJUSTMENTS                                                (216,227)        468,511               2,547,950
                                                             -----------------  --------------  ----------------------
  NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                                               (87,990)          4,527              (2,428,080)
                                                             -----------------  --------------  ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds From Sale of Equipment                                           -               -                  10,250
  Purchase of Property and Equipment                                        -               -                (230,903)
  Proceeds from Sale of Securities                                    251,798               -                 283,596
  Purchase of Securities                                                    -               -                 (90,000)
  Proceeds from Foreclosure                                                 -               -                  44,450
  Investment in Joint Venture                                               -               -                (102,069)
  Payment for License Agreement                                             -               -                  (6,250)
                                                             -----------------  --------------  ----------------------

  NET CASH PROVIDED (USED) BY
   INVESTING ACTIVITIES                                               251,798               -                 (90,926)
                                                             -----------------  --------------  ----------------------


                             See accompanying notes

MATERIAL  TECHNOLOGIES,  INC.
(A  Development  Stage  Company)
STATEMENTS  OF  CASH  FLOWS
=============================================================================================================

                                                                                             From Inception
                                                        For the Three Months Ended         (October 21, 1983)
                                                                 March 31,                      Through
                                                         2000               2001             March 31, 2001
                                                   ----------------  ------------------  ----------------------
                                                      (Unaudited)        (Unaudited)          (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Common Stock Net of Offering Costs   $             -   $               -   $           1,381,607
  Costs incurred in Offering                                     -                   -                 (31,480)
  Sale of Common Stock Warrants                                  -                   -                  18,250
  Sale of Preferred Stock                                        -                   -                 258,500
  Sale of Redeemable Preferred Stock                             -                   -                 150,000
  Capital Contributions                                          -                   -                 301,068
  Payment on Proposed Reorganization                             -                   -                  (5,000)
  Loans  From  Officers                                          -               1,600                 737,605
  Repayments to Officer                                    (10,500)             (7,300)               (462,832)
  Increase in Loan Payable-Others                                -                   -                 172,069
                                                   ----------------  ------------------  ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:                      (10,500)             (5,700)              2,519,787
                                                   ----------------  ------------------  ----------------------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                 153,308              (1,173)                    781
BEGINNING BALANCE CASH AND
      CASH EQUIVALENTS                                      62,904               1,954                       -
                                                   ----------------  ------------------  ----------------------
ENDING BALANCE CASH AND CASH
    EQUIVALENTS                                    $       216,212   $             781                     781
                                                   ================  ==================  ======================


                             See accompanying notes

                           MATERIAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of its operations and cash flows for the three-month periods ended March 31, 2001 and 2000. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.


NOTE 2. During the first quarter of 2001, the Company issued its President 6,000,000 shares of its common stock in lieu of cash payment of accrued salary owed him for the years 1991 through 1995. According to the Board resolution that authorized the retroactive accrual of this compensation, the payment was contingent on the Company's financial position and its ability to pay such amounts. The shares were valued at $420,000.

                           MATERIAL TECHNOLOGIES, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS


RESULTS  OF  OPERATIONS  FOR  THE  THREE  MONTHS  ENDED MARCH 31, 2001 AND  2000
--------------------------------------------------------------------------------

     During the three-month period ended March 31, 2001, the Company generated approximately $264,760 under its research and development contracts as compared to $180,847 generated during the three-month period ended March 31, 2000.

     During the three-month periods ended March 31, 2001 and 2000, the Company incurred approximately $210,616 and $90,617, respectively, in development costs all of which related to the above-indicated contracts.

     General and administration costs were $540,664 and $198,809, respectively, for the three-month periods ended March 31, 2001 and 2000. The major expenses incurred during 2001 consisted of Officer's salary of $450,000, office salaries of $9,903, consulting of $5,998, professional fees of $43,636, telephone of $2,060, and travel of $5,009. Officer's salary consists of $30,000 of accrued wages and the issuance of 6,000,000 shares of common stock valued at $420,000 for the amount of accrued compensation for the years 1991 through 1995.

     The major expenses incurred during 2000, consisted of consulting fees of $64,521, professional fees of $71,333, officer's compensation of $30,000, travel expenses of $14,800, rent expense of $6,033 and office expense of $8,285.

     Interest credited to operations for 2001 and 2000 were $41,150 and $1,038, respectively. Significantly all interest income credited to operations has been accrued on non-recourse notes due from the Company's president and a director amounting to $1,995,000.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

Cash and cash equivalents as of March 31, 2001 and 2000 were $781 and $216,212, respectively. During the first quarter of 2001, the Company received a total of $141,669, which consisted of $140,069 from its research and development contracts, and advances from its President totaling $1,600. Of the $141,669 received, $137,142 was used in operations and $7,300 was paid to the Company's President.

During the first quarter of 2000, the Company received a total of $503,491, which consisted of $251,693 from its research and development contracts, and net proceeds from the sale of investment securities totaling $251,798. Of the $503,491 received, $339,683 was used in operations and $10,500 was repaid to the Company's President.

     PART  II.  OTHER  INFORMATION


     ITEM  2.  CHANGES  IN  SECURITIES


          In January 2001, the Company issued 250,000 shares of its common stock to consultants for services rendered, 100,000 shares of common stock to Mr. John Goodman, a Director, for services rendered, and 100,000 shares to an attorney for legal services.

          Under a 1998 resolution, the Board of Directors retroactively adjusted its President's salary to $150,000 a year commencing in 1991. Under the resolution, the payment of the amount accrued each year was contingent on the Company's financial position and its ability to pay such amounts without causing undue hardship to the Company. In March 2001, the Company issued 6,000,000 shares of its common stock to its President as payment for the amount of accrued compensation for the years 1991 through 1995. The shares issued have certain restrictions that must lapse prior to the President being able to sell or transfer the shares. The shares issued were valued at $420,000.



Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Material Technologies, Inc.
                           ---------------------------
                                   Registrant



                             s/s/ Robert M. Bernstein
                    ----------------------------------------
                    Robert M. Bernstein, President and Chief
                                Financial Officer