Form 10-Q
period 2001-06-30
MATERIAL TECHNOLOGIES INC /CA/
filed 2001-08-13
CIK 1036668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended: June 30, 2001            Commission file number: 33-23617

                           MATERIAL TECHNOLOGIES, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)



                  Delaware                                      95-4622822
---------------------------------------------            -----------------------
(State or other jurisdiction of incorporation                (IRS  Employer
              or organization)                             identification No.)


                             11661 San Vicente Boulevard
                                      Suite  707
                            Los Angeles, California 90049
                          -------------------------------
                     (address of principal executive offices)
                                   (Zip Code)


                                 (310) 208-5589
                        -------------------------------
               (Registrant's telephone number including area code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this form 10-K. [ ]

     The aggregate market value of the voting stock held by Non-affiliates of the registrant at July 31, 2001 was $1,547,964.

     Documents  incorporated  by  reference-None.

                                      INDEX



                                                                         PAGE
                                                                        ------

Part  1.  Financial  Statements

          Balance  Sheets                                                3 - 4

          Statements  of  Operations
            Second  Quarter  Ended June 30, 2000 and 2001 and from
            the Company's inception (October 21, 1983) through
            June  30,  2001                                                  5


          Statements  of  Cash  Flows
            Second Quarter Ended June 30, 2000 and 2001 and from
            the Company's inception (October 21, 1983) through
            June  30,  2001                                              6 - 7


          Notes  to  Financial  Statements                                   8


          Management's  Discussion  and  Analysis                       9 - 10


Part  2  -  Other  Items                                                    11

Part  1.  Financial  Statements


MATERIAL  TECHNOLOGIES,  INC.
(A  Development  Stage  Company)
BALANCE  SHEETS
================================================================================



                                           December 31,    June 30,
                                               2000          2001
                                           ------------  ------------
                                                          (Unaudited)
ASSETS

  CURRENT ASSETS
    Cash and Cash Equivalents              $      1,954  $      5,719
     Receivable Due on Research Contract         33,932       267,291
    Receivable from Officer                      22,052        27,965
                                           ------------  ------------

      TOTAL CURRENT ASSETS                       57,938       300,975
                                           ------------  ------------

  FIXED ASSETS
    Property and Equipment, Net
        of Accumulated Depreciation               2,990         2,511
                                           ------------  ------------

  OTHER ASSETS
     Intangible Assets, Net of
        Accumulated Amortization                 12,712        11,718
    Investments                                  33,000        33,000
    Refundable Deposit                            2,136         2,136
                                           ------------  ------------

      TOTAL OTHER ASSETS                         47,848        46,854
                                           ------------  ------------

      TOTAL ASSETS                         $    108,776  $    350,340
                                           ============  ============


                            See accompanying notes.

MATERIAL  TECHNOLOGIES,  INC.
(A  Development  Stage  Company)
BALANCE  SHEETS
================================================================================================================


                                                                          December 31,         June 30, 2001
                                                                              2000                 2001
                                                                       ------------------  ---------------------
                                                                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS'  (DEFICIT)

  CURRENT LIABILITIES
    Legal Fees Payable                                                 $         209,306   $            219,865
    Fees Payable to R&D Subcontractor                                             20,474                188,019
    Consulting Fees Payable                                                       50,000                      -
    Accounting Fees Payable                                                       26,288                 31,840
    Other Accounts Payable                                                        10,157                  8,518
    Accrued Expenses                                                              24,982                 39,356
    Accrued Officer Wages                                                         40,000                100,000
    Notes Payable - Current Portion                                               25,688                 25,688
    Loans Payable - Others                                                        54,160                 55,783
                                                                       ------------------  ---------------------

      TOTAL CURRENT LIABILITIES                                                  461,055                669,069

    Payable on Research and
       Development Sponsorship                                                   358,181                390,417
                                                                       ------------------  ---------------------

      TOTAL LIABILITIES                                                          819,236              1,059,486
                                                                       ------------------  ---------------------


  STOCKHOLDERS' EQUITY (DEFICIT)
    Class A Common Stock, $.001 Par Value, Authorized 100,000,000
       Shares, Outstanding 24,618,167 at December 31, 2000, and
       32,843,167 shares at June 30, 2001                                         24,618                 32,843
    Class B Common Stock, $.001 Par Value, Authorized 100,000
       Shares, Outstanding 100, 000 Shares at December 31, 2000, and
       June 30, 2001                                                                 100                    100
     Class A Preferred, $.001 Par Value, Authorized  900,000 Shares
       Outstanding 337,471 Shares at December 31, 2000 and June
       30, 2001                                                                      337                    337
    Additional Paid in Capital                                                 5,909,782              6,441,490
    Less Notes Receivable - Common Stock                                      (2,133,251)              (710,282)
    Deficit Accumulated During the Development Stage                          (4,512,046)            (6,473,634)
                                                                       ------------------  ---------------------

    TOTAL STOCKHOLDERS' (DEFICIT)                                               (710,460)              (709,146)
                                                                       ------------------  ---------------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
         (DEFICIT)                                                     $         108,776   $            350,340
                                                                       ==================  =====================


                            See accompanying notes.

                                          MATERIAL TECHNOLOGIES, INC.
                                         (A Development Stage Company)
                                            STATEMENTS OF OPERATIONS

                                                                                                          From Inception
                                                 For the Three Months Ended  For the Six Months Ended   (October 21, 1983)
                                                          June 30,                    June 30,                Through
                                                     2000          2001         2000           2001       June 30, 2001
                                                 ------------  ------------  ------------  ------------  ---------------
                                                  (Unaudited)   (Unaudited)  (Unaudited)    (Unaudited)    (Unaudited)
 REVENUES
  Sale of Fatigue Fuses                          $         -   $         -   $         -   $         -   $       64,505
  Sale of Royalty Interests                                -             -             -             -          198,750
  Income from Research Contracts                     277,308       346,295       458,155       611,055        3,594,721
  Test Services                                            -             -             -             -           10,870
                                                 ------------  ------------  ------------  ------------  ---------------
    TOTAL REVENUES                                   277,308       346,295       458,155       611,055        3,868,846
                                                 ------------  ------------  ------------  ------------  ---------------

COSTS AND EXPENSES
  Research and Development                           260,469       261,003       351,087       471,619        3,343,319
  General and Administrative                         110,324     1,602,771       308,158     2,143,435        6,953,080
                                                 ------------  ------------  ------------  ------------  ---------------
    TOTAL COSTS AND EXPENSES                         370,793     1,863,774       659,245     2,615,054       10,296,399
                                                 ------------  ------------  ------------  ------------  ---------------
    INCOME (LOSS) FROM OPERATIONS                    (93,485)   (1,517,479)     (201,090)   (2,003,999)      (6,427,553)
                                                 ------------  ------------  ------------  ------------  ---------------

OTHER INCOME (EXPENSE)
  Expense Reimbursed                                       -             -             -             -            4,510
  Interest Income                                     21,440        37,295        22,478        78,445          223,980
  Gain on Sale of Securities                               -             -       251,798             -          207,497
  Gain on Foreclosure                                      -             -             -             -           18,697
  Miscellaneous Income                                     -             -             -             -           25,145
  Loss on Sale of Equipment                                -             -             -             -          (12,780)
  Settlement of Teaming Agreement                          -             -             -             -           50,000
  Modification of Royalty Agreement                        -             -             -             -           (7,332)
  Interest Expense                                   (15,158)      (17,420)      (30,378)      (35,234)        (280,753)
  Litigation Settlement                                    -             -             -             -           18,095
                                                 ------------  ------------  ------------  ------------  ---------------
    TOTAL OTHER INCOME                                 6,282        19,875       243,898        43,211          247,059
                                                 ------------  ------------  ------------  ------------  ---------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEMS AND PROVISION FOR INCOME TAXES               (87,203)   (1,497,604)       42,808    (1,960,788)      (6,180,494)
PROVISION FOR INCOME TAXES                              (800)            -        (2,575)         (800)         (10,200)
                                                 ------------  ------------  ------------  ------------  ---------------
    NET INCOME (LOSS) BEFORE
      EXTRAORDINARY ITEMS                            (88,003)   (1,497,604)       40,233    (1,961,588)      (6,190,694)
 EXTRAORDINARY ITEMS
  Forgiveness of Debt                                      -             -            --            --         (289,940)
  Utilization of Operating  Loss Carry forward             -             -            --            --            7,000
                                                 ------------  ------------  ------------  ------------  ---------------
    NET  (LOSS)                                  $   (88,003)  $(1,497,604)  $    40,233   $(1,961,588)  $   (6,473,634)
                                                 ============  ============  ============  ============  ===============

PER SHARE DATA
  Income (Loss) Before Extraordinary Item             (0.005)  $    (0.047)        0.003   $    (0.067)
  Extraordinary Items                                      -             -             -             -
                                                 ------------  ------------  ------------  ------------
    NET INCOME (LOSS)                                 (0.005)       (0.047)        0.003   $    (0.067)
                                                 ============  ============  ============  ============
    WEIGHTED AVERAGE
         COMMON SHARES OUTSTANDING                17,243,600    32,010,475    16,047,454    29,412,366
                                                 ============  ============  ============  ============


                            See accompanying notes.

                                          MATERIAL TECHNOLOGIES, INC.
                                         (A Development Stage Company)
                                           STATEMENTS OF CASH FLOWS

                                                                                                                      (October 21,
                                                             For the Three Months Ended  For the Six Months Ended        1983)
                                                                     June 30,                    June 30,               Through
                                                                2000          2001         2000           2001       June 30, 2001
                                                             ------------  ------------  ------------  ------------  -------------
                                                              (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                          $   (88,003)   (1,497,604)  $    40,233   $(1,961,588)    (6,473,634)
                                                             ------------  ------------  ------------  ------------  -------------
  Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided
    (Used) by Operating Activities
  Depreciation and Amortization                                      738           736         1,474         1,475        176,048
  Interest Income Accrued on Stock Subscription Receivable       (16,715)      (37,294)      (17,668)      (78,444)      (178,433)
  Bad Debts                                                            -             -                                     50,000
  Gain on Sale of Securities                                           -             -             -             -       (196,596)
  Gain on Foreclosure                                                  -             -             -             -        (18,697)
  Charge off of Deferred Offering Costs                                -             -             -             -         36,480
  Charge off of Long-lived Assets Due to Impairment                    -             -                                     92,919
  Loss on Sale of Equipment                                            -             -             -             -         12,780
  Modification of Royalty Agreement                                    -             -                                      7,332
  Issuance of Common  Stock for Services                          (3,450)    1,533,750        45,500     1,976,250      2,597,647
  Issuance of Stock for Agreement Modification                         -             -             -                          152
  Forgiveness of Indebtedness                                          -             -             -                      165,000
  (Increase)  Decrease in Accounts Receivable                    (66,469)     (109,374)        4,377      (233,359)      (314,291)
  (Increase) in Employee Advances                                      -             -             -             -              -
  (Increase) Decrease in Prepaid Expense                               -             -             -             -             53
  Increase (Decrease) in Accounts                                                                                               -
    Payable and Accrued Expenses                                 112,465        96,792        13,926       270,072      1,189,944
  Interest Accrued on Notes Payable                               14,470        16,732        29,002        33,859        238,896
  Increase in Research and Development                                                                                          -
     Sponsorship Payable                                               -                           -             -        218,000
  (Increase) in Note for Litigation Settlement                         -                           -             -        (25,753)
  (Increase) in Deposits                                               -                           -             -         (2,189)
                                                             ------------  ------------  ------------  ------------  -------------
    TOTAL ADJUSTMENTS                                             41,039     1,501,342         76,611    1,969,853      4,049,292
                                                             ------------  ------------  ------------  ------------  -------------
  NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                                          (46,964)        3,738        116,844        8,265     (2,424,342)
                                                             ------------  ------------  ------------  ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds From Sale of Equipment                                      -             -             -             -         10,250
  Purchase of Property and Equipment                                   -             -             -             -       (230,903)
  Procceds from Sale of Securities                                     -             -             -             -        283,596
  Purchase of Securities                                               -             -             -             -        (90,000)
  Investment in Joint Ventures                                   (15,000)            -       (15,000)            -       (102,069)
  Proceeds from Foreclosure                                            -             -             -             -         44,450
  Payment for License Agreement                                                                    -             -         (6,250)
                                                             ------------  ------------  ------------  ------------  -------------

  NET CASH PROVIDED (USED) BY
   INVESTING ACTIVITIES                                          (15,000)            -       (15,000)            -        (90,926)
                                                             ------------  ------------  ------------  ------------  -------------


                            See accompanying notes.

                                               MATERIAL TECHNOLOGIES, INC.
                                              (A Development Stage Company)
                                                 STATEMENTS OF CASH FLOWS


                                                                                                  From Inception
                                        For the Three Months Ended   For the Six Months Ended   (October 21, 1983)
                                                  June 30,                    June 30,               Through
                                             2000          2001         2000           2001       June 30, 2001
                                         ------------  ------------  ------------  ------------  ---------------
                                          (Unaudited)   (Unaudited)  (Unaudited)    (Unaudited)    (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Common Stock
    Net of Offering Costs                $     5,000   $         -   $     5,000   $         -   $    1,381,607
  Costs incurred in Offering                       -             -             -             -          (31,480)
  Sale of Common Stock Warrants                    -             -             -             -           18,250
  Sale of Preferred Stock                          -             -             -             -          258,500
  Sale of Redeemable Preferred Stock               -             -             -             -          150,000
  Capital Contributions                            -             -             -             -          301,068
  Payment on Proposed Reorganization               -             -             -             -           (5,000)
  Loans  From  Officers                        3,000        12,700         3,000        14,300          750,305
  Repayments to Officer                       (1,000)      (11,500)      (11,500)      (18,800)        (474,332)
  Increase (Decrease)  in Loans - Other            -             -             -             -          172,069
                                         ------------  ------------  ------------  ------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:          7,000         1,200        (3,500)       (4,500)       2,520,987
                                         ------------  ------------  ------------  ------------  ---------------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                   (54,964)        4,938        98,344         3,765            5,719
BEGINNING BALANCE CASH AND
      CASH EQUIVALENTS                       216,212           781        62,904         1,954                -
                                         ------------  ------------  ------------  ------------  ---------------
ENDING BALANCE CASH AND CASH
    EQUIVALENTS                          $   161,248   $     5,719   $   161,248   $     5,719            5,719
                                         ============  ============  ============  ============  ===============


                            See accompanying notes.

                           MATERIAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2001 and 2000 and the results of operations and cash flows for the three-month and six-month periods then ended. The operating results of the Company on a quarterly or semi-annual basis may not be indicative of operating results for the full year.


NOTE 2. In May 2000, 4,650,000 shares of the Company's common stock were issued to its President and 350,000 shares were issued to a Director. In exchange for the 5,000,000 shares issued, the Company received
          $5,000 cash and non-recourse promissory notes with face values totaling $1,995,000. The notes mature in May 2005, and bear interest at an annual rate of 8%.

          In June 2001, the Company's board of directors authorized the reduction in the amount owed by the President and Director on these promissory notes to $460,350 and $34,650, respectively. The reduction was due to continuing market conditions and the substantial reduction in the market value of the Company's stock. The $1,500,000 reduction was charged to general and administrative expenses.

                           MATERIAL TECHNOLOGIES, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS


RESULTS  OF  OPERATIONS
-----------------------


          FOR  THE  SIX  MONTHS  ENDED  JUNE  30,  2001  AND  2000

          The Company had no sales during the six-month period ended June 30, 2001 or during the six-month period ended June 30, 2000.

          The Company generated $611,055 under its research and development contracts during the first two quarters of 2001, as compared to $458,155 that was earned during the same period in 2000.

          Interest earned during the first two quarters in 2001 totaled $78,445, which mostly consisted of accrued interest earned on promissory notes due from the Company's President and a Director on stock purchased during the second quarter of 2000. Interest earned in 2000 amounted to $22,478. The Company realized a $251,798 gain from the sale of marketable  securities  during  the  first  two  quarters  of  2000

          During the six-month period ended June 30, 2001, the Company incurred $471,619 in development costs of which $416,476 relates to subcontract costs. Development costs incurred during the six months ended June 30, 2000, amounted to $351,087.

          General and administrative costs were $2,143,435 and $308,608, respectively, for the six-month periods ended June 30, 2001 and 2000. The major costs incurred during 2001, consisted of a $1,500.000 reduction in promissory notes due from the Company's President and a Director which were charged to operations (see Note 2 to the financial statements), In addition, general and administration costs incurred during the first six-months of 2001, included officer's salary of $480,000 of which $60,000 was accrued and $420,000 was paid through the issuance of 6,000,000 shares of restricted common stock. Other expenses incurred during the six-month period included professional fees of $51,208, consulting fees of $139,503, travel of $8,968, telephone expense of $2,771, rent of $13,666, and office expense of $3,325. The major costs incurred during 2000, consisted of professional fees of $74,819, consulting fees of $75,510, officer's salary of $60,000, travel of $18,819, telephone expense of $9,341, rent of $12,444, and office expense of $15,515.

          Interest expense for the six-months ended June 30, 2001 totaled $35,234 as compared to $30,378 incurred during the first six-months of 2000.

          FOR  THE  THREE  MONTHS  ENDED  JUNE  30,  2001  AND  2000

          The Company had no sales during the three-month period ended June 30, 2001 or during the three month period ended June 30, 2000. During the three-month period ending June 30, 2001, the Company earned $346,295 from its research contract as compared to $277,308 earned during the same period in 2000. Interest earned during the three-months ended June 30, 2001 totaled $37,295, which mostly consisted of accrued interest earned on promissory notes due from the Company's President and a Director on stock purchased during the second quarter of 2000 (see Note 2 to the financial statements). Interest earned for the period in 2000 amounted to $21,440.

          During the three-month period ended June 30, 2001, the Company incurred $261,003 in development costs. Development costs incurred during the same three-month period of 2000 amounted to $260,469.

          General and administration costs were $1,602,771 and $110,324, respectively, for the three-month periods ended June 30, 2001 and 2000. The major costs incurred during the three-month period in 2001, consisted of officer's compensation of $1,425,000 of which $1,395,000 relates to the reduction on the amount due on a promissory note (see
          Note 2 to the financial statements) and $30,000 of accrued wages. Other expenses incurred during the three-months ended June 30, 2001, included consulting fees of $133,505, travel expenses of $2,770, telephone expense of $2,770, office expense of $2,495, and rent of $7,255. The major costs incurred during 2000, consisted of professional fees of $28,484, consulting fees of $10,989, officer's salary of $30,000, travel expenses of $4,018, telephone expense of $4,551, office expense of $7,231, and rent of $6,411.

          Interest expense for the three-months ended June 30, 2001, totaled $17,420 as compared to $15,158 incurred during the same period in 2000.


          LIQUIDITY  AND  CAPITAL  RESOURCES
          ----------------------------------

          Cash and cash equivalents as of June 30, 2001 and 2000 were $5,719, and $161,248, respectively. During 2001, the Company generated net cash from operations of $3,738, During the period, the Company made advances of $18,800 to its officer and was repaid $14,300. During 2000, the Company generated net cash from operations of $116,844, and received $3,000 from officer advances and $5,000 from the issuance of shares to the Company's President and a Director. During 2000, the Company invested $15,000 in a joint venture and repaid $11,500 in officer advances.

ITEM  2.  CHANGES  IN  SECURITIES

     During the three months ended June 30, 2001, the Corporation issued 1,775,000 shares of its Class A Common Stock of which 525,000 shares were issued to several consultants, 250,000 were issued in settlement of a disputed matter, and 1,000,000 shares were issued in cancellation of fees due for past consulting services.


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



                                    DATE:  JULY 31, 2000