Form 10-Q
period 2001-09-30
MATERIAL TECHNOLOGIES INC /CA/
filed 2001-11-08
CIK 1036668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended: September 30, 2001       Commission file number: 33-23617

                           MATERIAL TECHNOLOGIES, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                               95-4622822
 ------------------------------                              -------------------
(State or other jurisdiction of                                (IRS  Employer
(incorporation or organization)                              identification No.)


                            11661  San Vicente Boulevard
                                     Suite  707
                           Los  Angeles, California  90049
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this form 10-K. [ ]

     The aggregate market value of the voting stock held by Non-affiliates of the registrant at October 18, 2001 was approximately $4,293,377.

Documents incorporated by reference-None.

                                      INDEX



                                                                            PAGE
                                                                            ----
Part  1.  Financial  Statements

     Balance  Sheets                                                         3-4

     Statements  of  Operations  -
        Third Quarter Ended September 30, 2000 and 2001 and from
        the Company's inception (October  21,  1983) through
        September  30, 2001                                                   5


     Statements  of  Cash  Flows  -
        Third Quarter Ended September 30, 2000 and 2001 and from
        the Company's inception (October  21,  1983) through
        September  30,  2001                                                 6-7


     Notes to Financial Statements                                            8


     Management's  Discussion  and  Analysis                                9-10



Part  2.  Other Information                                                  11

MATERIAL  TECHNOLOGIES,  INC.
(A  Development  Stage  Company)
BALANCE  SHEETS
==================================================================================




                                              December 31,         September 30,
                                                 2000                  2001
                                           -----------------  --------------------
                                                                   (Unaudited)
ASSETS

  CURRENT ASSETS
    Cash and Cash Equivalents              $           1,954  $            101,610
    Receivable Due on Research Contract               33,932               186,183
    Receivable from Officer                           22,052                38,328
                                           -----------------  --------------------

      TOTAL CURRENT ASSETS                            57,938               326,121
                                           -----------------  --------------------

  FIXED ASSETS
    Property and Equipment, Net
        of Accumulated Depreciation                    2,990                 2,272
                                           -----------------  --------------------

  OTHER ASSETS
     Intangible Assets, Net of
        Accumulated Amortization                      12,712                16,821
    Investments                                       33,000                33,000
    Refundable Deposit                                 2,136                 2,136
    Deferred Offering Costs                                -                 4,000
                                           -----------------  --------------------

      TOTAL OTHER ASSETS                              47,848                55,957
                                           -----------------  --------------------

      TOTAL ASSETS                         $         108,776  $            384,350
                                           =================  ====================

MATERIAL  TECHNOLOGIES,  INC.
(A  Development  Stage  Company)
BALANCE  SHEETS
=====================================================================================================

                                                                        December 31,    September 30,
                                                                            2000            2001
                                                                       --------------  ---------------
                                                                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

     CURRENT LIABILITIES
       Legal Fees Payable                                              $     209,306   $      214,865
       Fees Payable to R&D Subcontractor                                      20,474          133,572
       Consulting Fees Payable                                                50,000                -
       Accounting Fees Payable                                                26,288           29,416
       Other Accounts Payable                                                 10,157            2,480
       Accrued Expenses                                                       24,982           42,121
       Accrued Officer Wages                                                  40,000           80,000
       Notes Payable - Current Portion                                        25,688           25,688
       Loans Payable - Others                                                 54,160           56,594
                                                                       --------------  ---------------

         TOTAL CURRENT LIABILITIES                                           461,055          584,736

      Payable on Research and
        Development Sponsorship                                              358,181          406,535
                                                                       --------------  ---------------

    TOTAL LIABILITIES                                                        819,236          991,271
                                                                       --------------  ---------------


STOCKHOLDERS' (DEFICIT)
  Class A Common Stock, $.001 Par Value, Authorized 199,000,000
     Shares, Outstanding 24,618,167 at December 31, 2000, and
     37,239,214 shares at September 30, 2001                                  24,618           37,239
  Class B Common Stock, $.001 Par Value, Authorized 100,000
     Shares, Outstanding 100,000 Shares at December 31, 2000, and
     September 30, 2001                                                          100              100
   Class A Preferred, $.001 Par Value, Authorized  50,000,000 Shares
     Outstanding 337,471 Shares at December 31, 2000 and
     September 30, 2001                                                          337              337
  Additional Paid in Capital                                               5,909,782        6,744,372
  Less Notes Receivable - Common Stock                                    (2,133,251)        (720,907)
  Deficit Accumulated During the Development Stage                        (4,512,046)      (6,668,062)
                                                                       --------------  ---------------

  TOTAL STOCKHOLDERS' (DEFICIT)                                             (710,460)        (606,921)
                                                                       --------------  ---------------

    TOTAL LIABILITIES AND STOCKHOLDERS'
       (DEFICIT)                                                             108,776          384,350
                                                                       ==============  ===============

MATERIAL  TECHNOLOGIES,  INC.
(A  Development  Stage  Company)
Statement of Operations

                                                                                                                 From Inception
                                                                                                                   (October 21,
                                                              For the Three Months         For the Nine Months         1983)
                                                                      Ended                       Ended               Through
                                                                   September 30,              September 30,          September
                                                                2000          2001          2000          2001         2001
                                                            ------------  ------------  ------------  ------------  ------------
                                                            (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
REVENUES
  Sale of Fatigue Fuses                                     $         -   $         -   $         -   $         -   $    64,505
  Sale of Royalty Interests                                           -             -             -             -       198,750
  Research and Development Revenue                              143,781       427,004       601,936     1,038,060     4,021,726
  Test Services                                                       -             -             -             -        10,870
                                                            ------------  ------------  ------------  ------------  ------------
    TOTAL REVENUES                                              143,781       427,004       601,936     1,038,060     4,295,851
                                                            ------------  ------------  ------------  ------------  ------------

COSTS AND EXPENSES
  Research and Development                                      100,051       356,706       433,445       828,326     3,700,026
  General and Administrative                                    117,477       258,597       443,777     2,402,032     7,211,677
                                                            ------------  ------------  ------------  ------------  ------------
    TOTAL COSTS AND EXPENSES                                    217,528       615,303       877,222     3,230,358    10,911,703
                                                            ------------  ------------  ------------  ------------  ------------
    (LOSS) FROM OPERATIONS                                      (73,747)     (188,299)     (275,286)   (2,192,298)   (6,615,852)
                                                            ------------  ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSE)
  Expense Reimbursed                                                  -             -             -             -         4,510
  Interest Income                                                39,128        11,487        61,606        89,933       235,468
  Gain on Sale of Stock                                               -             -       251,798             -       207,497
  Gain on Foreclosure                                                 -             -             -             -        18,697
  Miscellaneous Income                                                -             -             -             -        25,145
  Modification of Royalty Agreement                                   -             -             -             -        (7,332)
  Loss on Sale of Equipment                                           -             -             -             -       (12,780)
  Interest Expense                                              (15,158)      (17,617)      (45,537)      (52,851)     (298,370)
  Settlement of Teaming Agreement                                     -             -             -             -        50,000
  Litigation Settlement                                               -             -             -             -        18,095
                                                            ------------  ------------  ------------  ------------  ------------
    TOTAL OTHER INCOME (EXPENSE)                                 23,970        (6,130)      267,867        37,082       240,930
                                                            ------------  ------------  ------------  ------------  ------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEMS AND PROVISION FOR INCOME TAXES                          (49,777)     (194,429)       (7,419)   (2,155,216)   (6,374,922)
PROVISION FOR INCOME TAXES                                            -             -        (2,575)         (800)      (10,200)
                                                            ------------  ------------  ------------  ------------  ------------
    NET INCOME (LOSS) BEFORE
      EXTRAORDINARY ITEMS                                       (49,777)     (194,429)       (9,994)   (2,156,016)   (6,385,122)
 EXTRAORDINARY ITEMS
  Forgiveness of Debt                                                 -             -             -             -      (289,940)
  Utilization of Operating  Loss Carry forward                        -             -             -             -         7,000
                                                            ------------  ------------  ------------  ------------  ------------
    NET INCOME (LOSS)                                       $   (49,777)  $  (194,429)  $    (9,994)  $(2,156,016)  $(6,668,062)
                                                            ============  ============  ============  ============  ============

PER SHARE DATA
  Basic Income (Loss) Per Share Before Extraordinary Item         (0.00)  $     (0.01)        (0.00)        (0.07)
  Extraordinary Items                                                 -             -             -             -
                                                            ------------  ------------  ------------  ------------
    NET INCOME (LOSS)                                             (0.00)  $     (0.01)        (0.00)        (0.07)
                                                            ============  ============  ============  ============
    WEIGHTED AVERAGE
         COMMON SHARES OUTSTANDING                           20,324,413    35,127,551    17,483,367    31,272,062
                                                            ============  ============  ============  ============

                                               See accompanying Notes

                                                    MATERIAL TECHNOLOGIES, INC.
                                                   (A Development Stage Company)
                                                     STATEMENTS OF CASH FLOWS

                                                                                                                     From Inception
                                                                                                                      (October 21,
                                                              For the Three Months Ended   For the Nine Months Ended  1983) Through
                                                                     September 30,               September 30,        September 30,
                                                                  2000          2001          2000          2001          2001
                                                              ------------  ------------  ------------  ------------  ------------
                                                              (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                                                  $   (49,777)  $  (194,429)  $    (9,994)  $(2,156,016)  $(6,668,062)
                                                              ------------  ------------  ------------  ------------  ------------
  Adjustments to Reconcile Net
    (Loss) to Net Cash Provided
    (Used) by Operating Activities
  Depreciation and Amortization                                       737           738         2,211         2,211       176,784
  Interest Income on Stock Subscriptions Receivable               (39,790)      (11,488)      (57,459)      (89,932)     (189,921)
  Officer's Compensation on Stock Subscription Modification             -             -             -     1,500,000     1,500,000
  Bad Debt                                                              -             -             -             -        50,000
  Gain on Sale of Marketable Securities                                 -             -             -             -      (196,596)
  Gain on Real Estate Foreclosure                                       -             -             -             -       (18,697)
  Charge off of Deferred Offering Costs                                 -             -             -             -        36,480
  Charge off of Long-lived Assets Due Impairment                                      -             -             -        92,919
  Charge off of Deferred Offering Costs                                 -             -             -             -        12,780
  Loss on Sale of Equipment                                             -             -             -             -         7,332
  Issuance of Common  Stock for Services                           16,000       120,250        61,950       596,500     1,217,897
  Issuance of Stock for Agreement Modification                          -             -             -             -           152
  Forgiveness of Indebtedness                                           -             -             -             -       165,000
  (Increase) Decrease in Accounts Receivable                      136,791        81,108       141,168      (152,251)     (233,183)
  (Increase) Decrease in Prepaid Expenses                         (50,000)            -       (50,000)            -            53
  Increase (Decrease) in Accounts                                                     -                           -             -
    Payable and Accrued Expenses                                 (123,788)      (85,145)     (109,863)      184,928     1,104,800
  Interest Accrued on Note Payable                                    703           811         2,388         2,434       207,471
  Increase in Research and Development
     Sponsorship Payable                                           13,659        16,118        40,978        48,354       266,354
  (Increase) in Note for Litigation Settlement                          -             -             -             -       (25,753)
  (Increase) in Deposits                                                -             -             -             -        (2,189)
                                                               ------------  ------------  ------------  ------------  -----------
   TOTAL ADJUSTMENTS                                             (45,688)      122,392        31,373     2,092,244      4,171,683
                                                              ------------  ------------  ------------  ------------  ------------
  NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                                           (95,465)      (72,037)       21,379       (63,772)   (2,496,379)
                                                              ------------  ------------  ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds From Sale of Equipment                                       -             -             -             -        10,250
  Proceeds from Sale of Marketable Securities                           -             -             -             -       283,596
  Purchase of Marketable Securities                                     -             -             -             -       (90,000)
  Investment in Joint Venture                                           -             -       (15,000)            -      (102,069)
  Purchase of Property and Equipment                                    -        (5,600)            -        (5,600)     (236,503)
  Net Proceeds from Sale of Real Estate                                 -             -             -             -        44,450
  Payment for License Agreement                                         -             -             -             -        (6,250)
                                                              ------------  ------------  ------------  ------------  ------------
  NET CASH PROVIDED (USED) BY
   INVESTING ACTIVITIES                                                 -        (5,600)      (15,000)       (5,600)      (96,526)
                                                              ------------  ------------  ------------  ------------  ------------

                                               See accompanying Notes

                                             MATERIAL TECHNOLOGIES, INC.
                                            (A Development Stage Company)
                                              STATEMENTS OF CASH FLOWS

                                                                                                   From Inception
                                       For the Three Months Ended   For the Nine Months Ended    (October 21, 1983)
                                              September 30,               September 30,               Through
                                            2000          2001          2000          2001       September 30, 2001
                                        ------------  ------------  ------------  ------------  --------------------
                                        (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)        (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of Common Stock              $         -   $   230,309   $     5,000   $   230,309   $         1,611,916
  Costs incurred in Offering                      -       (47,281)            -       (47,281)              (78,761)
  Sale of Common Stock Warrants                   -             -             -             -                18,250
  Payment on Proposed Reorganization              -             -             -             -                (5,000)
  Sale of Preferred Stock                         -             -             -             -               258,500
  Sale of Redeemable Preferred Stock              -             -             -             -               150,000
  Capital Contributions                           -             -             -             -               301,068
  Loans  From  Officers                           -           500         3,000        14,800               750,805
  Repayments to Officer                     (11,000)      (10,000)      (22,500)      (28,800)             (484,332)
  Increase in Loans - Other                       -             -             -             -               172,069
                                        ------------  ------------  ------------  ------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:       (11,000)      173,528       (14,500)      169,028             2,694,515
                                        ------------  ------------  ------------  ------------  --------------------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                  (106,465)       95,891        (8,121)       99,656               101,610
BEGINNING BALANCE CASH AND
     CASH EQUIVALENTS                       161,248         5,719        62,904         1,954                     -
                                        ------------  ------------  ------------  ------------  --------------------
ENDING BALANCE CASH AND CASH
    EQUIVALENTS                         $    54,783   $   101,610   $    54,783   $   101,610   $           101,610
                                        ============  ============  ============  ============  ====================

                                               See accompanying Notes

                           MATERIAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2000 and 2001 and the results of operations and cash flows for the three-month and nine-month periods then ended. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

                           MATERIAL TECHNOLOGIES, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS


RESULTS  OF  OPERATIONS
-----------------------


     FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,  2000  AND  2001

     During the nine month period ended September 30, 2000, the Company generated approximately $915,340 in revenue, which consisted of $601,936 under its research and development contracts, $251,798 from the sale of marketable securities, and $61,606 in interest. Of the $61,606 in interest earned, $55,572 relates to interest accrued on non-recourse stock subscription receivables due from the Company's President and a Director.

     During the nine month period ended September 30, 2001, the Company generated approximately $1,127,993 in revenue, which consisted of $1,038,060 under its research, and development contracts, and $89,933 in interest. Of the total interest earned, $85,536 relates to interest accrued on non-recourse stock subscription receivables due from the Company's President and a Director.

     During the nine month periods ended September 30, 2000 and 2001, the Company incurred approximately $433,445, and $828,326, respectively, in development costs all of which related to the above indicated contracts.

     General and administration costs were $443,777, and $2,402,032, respectively, for the nine-month periods ended September 30, 2000, and 2001. The major expenses incurred during the nine-month period ended September 30, 2000, consisted of $84,101 in consulting fees, $90,000 in officer's salary, $109,315 in professional fees, $18,855 in rent, $14,577 in telephone expense, $28,187 in salaries, office expense of $21,761, and $22,491 in travel costs.

     The  major  expenses  incurred during the nine-month period ended September
     30, 2001, consisted of $1,500,000 relating to the modification of the amount owed to the Company by its President and a Director on non-recourse stock subscriptions, $420,000 of prior years' compensation due its President that was paid in stock in 2001, $147,569 in consulting fees, $90,000 in officer's salary, $97,695 in professional fees, $16,454 in rent, $11,706 in telephone expense, $26,200 in office salaries, office expense of $16,454, and $25,643 in travel costs


     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

     During the three-month period ended September 30, 2000, the Company generated approximately $182,909 in revenue, which consisted of $143,781 under its research and development contracts, and interest earned of $39,128 the majority of which relates to interest accrued on non-recourse stock subscription receivables due from the Company's President and a Director.

     During the three-month period ended September 30, 2001, the Company generated approximately $438,491 in revenue, which consisted of $427,004 under its research and development contracts, and interest earned of $11,487, the majority of which relates to interest accrued on non-recourse stock subscription receivables due from the Company's President and a Director.

     During the three-month periods ended September 30, 2000 and 2001, the Company incurred approximately $100,051, and $356,706, respectively, in development costs all of which related to the above-indicated contracts.

     General and administration costs were $117,477 and $258,597, respectively, for the three-month periods ended September 30, 2000 and 2001. The major expenses incurred in 2000, consisted of officer's salaries of $30,000, office salaries of $8,928, consulting fees of $8,591, professional services of $34,498, rent of $6,411, office expense of $6,246, telephone expense of $5,236, and travel expense of $3,672.

     The major expenses incurred in 2001, consisted of officer's salaries of $30,000, office salaries of $10,617, consulting fees of $113,066, professional services of $46,486, rent of $6,833, office expense of $13,129, telephone expense of $6,875, and travel expense of $16,674.


     LIQUIDITY  AND  CAPITAL  RESOURCES
     ----------------------------------

     Cash and cash equivalents as of September 30, 2000 and 2001 were $54,783, and $101,610, respectively. During 2000, the Company received $841,647 through its research contracts, $3,000 through advances from its President, $5,000 through the issuance of Company's common stock, $251,798 through the sale of stock held for investment, $3,990 from interest earned on savings, and other receipts totaling $3,053. Of the $1,108,488 received, $1,070,988 was used in operations, $15,000 was invested in a joint Venture, and $22,500 was repaid to its President.

     During 2001, the Company received $885,808 through its research contracts, $14,800 through advances from its President, and $230,309 through the issuance of Company's common stock. Of the $1,130,917 received, $949,580 was used in operations, $5,600 was used in the development of the Company's website, $47,281 was used in the selling of the stock and $28,800 was advanced to its President.

PART  2.  OTHER  INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES

     On October 12, 2001, the Company's Board of Directors approved an increase in the number of the Company's authorized common shares to 200,000,000 and approved an increase in the Company's authorized preferred shares to 50,000,000. The financial statements have been retroactively restated to reflect the increased number of authorized shares.

     In the third quarter 2001, the Company issued a total of 4,396,047 shares of its common stock of which, 3,193,547 shares were issued for cash totaling $187,028 (net of offering costs of $43,281), and 1,202,500 shares were issued to various individual for legal and consulting services valued at $120,250.

     In October 2001, the Company issued a total of 5,829,307 shares of its common stock of which, 1,461,307 shares were issued for $102,105, 300,000 shares were issued to a Director, 20,000 shares were issued to an employee, 350,000 shares were issued to consultants, 3,000,000 shares were issued pursuant to the terms of the Commitment Letter in connection with a $12,500,000 Straight Documentary Credit from Allied Boston Group, and 698,000 shares were issued for the assistance in raising the funds through the Company's Regulation S offering.


     Under the terms of the agreement with the University of Pennsylvania, the University was issued 5% of the Company's outstanding stock. According to the agreement, the shares issued are anti-dilutive. Currently, the Company is required to issue 864,089 additional shares to the University. These additional shares have not been issued.


ITEM  5.  OTHER  INFORMATION

     On October 10, 2001, the Company entered into an arrangement whereby Allied Boston Group will provide the Company with a Straight Documentary Credit for $12,500,000. Under the terms of the commitment, the Company will pledge sufficient shares of its common stock to equal 125% of the Straight Documentary Credit. Under the initial terms, the shares are valued at $.27 per share, therefore the Company will pledge approximately 58 million shares of its common stock against this instrument. If the Company's stock price goes lower, then additional shares will be pledged. If the stock price goes to a $1.00 per share, then Allied Boston is required to liquidate a sufficient number of shares to pay off the amount funded through this Straight Documentary Credit. After the amount is paid off, Allied Boston will retain 25 million shares of the Company's common stock. Any remaining shares will be returned to the Company;

     On October 18, 2001, the Company issued 3,000,000 shares of its common stock to Allied Boston as an issuance fee valued at $812,500. Upon funding through the Straight Documentary Credit, the Company is required to pay a Success Fee to Allied Boston in the amount of 8% of the amount funded of which 50% will be paid in cash and the remainder of the fee will be paid through the issuance of the Company's common stock to be valued currently at $.27 per share. As long as the Documentary Credit is in force, Allied Boston will have 2 voting seats on the Company's Board. All out-of-pocket expenses pertaining to the issuance of the instrument will be borne by the Company.



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



                             DATE:  OCTOBER 19, 2001