Form 10-K
period 2001-12-31
MATERIAL TECHNOLOGIES INC /CA/
filed 2002-03-26
CIK 1036668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 20, 2002, was $ $3,255,772 based on the average of the bid and asked prices of $.16 as reported by the Over The Counter Electronic Bulletin Board on such date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date.

As of March 20, 2002, there were 146,258,978 shares of common stock, $.001 par value issued and outstanding of which 100,000,000 shares are held in reserve pursuant to the terms of the Company's Straight Documentary Credit (See Note 8i to the accompanying financial statements).

As of March 20, 2002, there were 100,000 shares of Class B Common Stock, $.001 par value issued and outstanding.

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

The S-1 Registration Statement for Material Technologies, Inc., effective July 31, 1997 with exhibits is incorporated by reference. The SB-2 Registration Statement and related amendment filed on February 7, 2002, for Material Technologies, Inc., with exhibits is also incorporated by reference


                                     PART I
                          MATERIAL TECHNOLOGIES, INC.

ITEM 1.  BUSINESS

Material Technologies, Inc. ("Matech" or "Company"), is engaged in research and development of metal fatigue detection, measurement, and monitoring technologies. As such, the Company is developing a comprehensive system of monitoring devices for metal fatigue measurement. Matech is a development stage company doing business as Tensiodyne Scientific Corporation.

The Company's efforts are dedicated to developing devices and systems that indicate the true fatigue status of a metal component. The Company has developed two products. The first is a small, extremely simple device that continuously integrates the effect of fatigue loading in a structural member. It is called a Fatigue Fuse (FFTM). The second is an instrument that is intended to measure the amount of fatigue life remaining in an existing structural member. The company believes that nothing comparable to this instrument currently exists in materials technology. It is calledan Electrochemical Fatigue Sensor (EFSTM). Both devices are pioneering technology in the fatigue field that we believe provides cutting-edge solutions in materials technology. Both products are protected by patents. Another product currently under development is a Borescope equipped with an EFS.

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

THE FATIGUE FUSE

The Fatigue Fuse is designed to be affixed to a structure to give warnings as preselected portions of the fatigue life have been used up (i.e., how far to failure the structure has progressed). It warns against a condition of widespread generalized cracking due to fatigue. It has been proven to work as expected; however, additional application engineering is required before beginning a marketing campaign. It is estimated this effort will cost approximately $600,000 and will take 6-12 months to complete.

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

By implementing different geometry for each finger in the array, different increments of fatigue life are observable. Typically, notches will be designed to facilitate observing increments of fatigue life of 10% to 20%. By mechanically attaching or bonding these devices to different areas of the structural member of concern, the Fuse undergoes the same fatigue history (strain cycles) as the structural member. Therefore, breakage of a Fuse indicates that an increment of fatigue life has been reached for the structural member. The notch and the size and shape of the notch concentrate energy on each finger. The Fuse is intimately attached to the structural member of interest. Therefore, the Fuse experiences the same load history as the member.

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

In a new structure we can generally assume there is no fatigue and can thus design the fatigue fuse for 100% of its life potential. But in an existing structure, one that has experienced loading, we must determine the fatigue status of that structural member so we can design the Fatigue Fuse to monitor the remaining fatigue life potential. The EFS is dedicated to that purpose.

ELECTROCHEMICAL FATIGUE SENSOR ("EFS")

In August 1993, Tensiodyne, a predecessor of the Company, entered into two agreements, a license agreement and a development agreement, with the University of Pennsylvania regarding a new invention designed to measure electrochemically the status of fatigue of a structure without knowing the structure's past loading history. Under the license agreement, 12,500 shares of Tensiodyne's common stock were issued, a 5% royalty on sales of this product was granted, and under the development agreement Tensiodyne agreed to pay $11,112 per month for 18 months, for a total payment of $200,000. As of this date, no payments have been made on this obligation. On December 17, 1997, the Company and the University modified the terms of the licensing agreement and related obligation. The terms of the modified agreements include an increase in the University's royalty to 7% of the sale of related products, additional shares of our Common Stock to equal 5% of the Company's outstanding common stock until the Company receives an additional $2,000,000 in paid in capital, and to pay to the University 30% of any amounts the Company raises in excess of $150,000 (excluding amounts received on government grants or contracts) up to $200,000 plus interest at 1.5% per month from June 30, 1997.

The EFS is a device that employs the principle of electrochemical/mechanical interaction to measure the state of fatigue damage in a metal structural member. It is expected to provide a means for determining the fatigue status of that member so that appropriate action (monitor, replacement, or repair) can be taken before structural failure occurs.

The EFS functions by treating the location of interest (the target) associated with the structural member as an electrode of an electrochemical cell. To complete the electro-cellular reaction, an electrolyte, in the form of a low corrosion gel, is placed in contact with the target. By imposing a constant voltage-equivalent circuit as the control mechanism for the electrochemical reaction - at the target surface - current flows as a function of stress action. The EFS is always a dynamic process; therefore stress action is required, e.g.: to measure a bridge structural member it is necessary that cyclic loads be imposed, as normal traffic on the bridge would do. The results are a specific set of current waveforms and amplitudes that is expected to characterize and report fatigue damage.

Stress points are very often located in difficult-to-access places for humans. Therefore, it has become desirable to miniaturize the process and develop a
means for delivery to inaccessible areas.   In order to address this development
issue, the Company utilizes borescope technology, which is a technology that is currently under development. The Company is highly dependent on this technology for the marketing of our products.

DEVELOPMENT OF TECHNOLOGIES

STATUS OF THE FATIGUE FUSE

The development and application sequence for the Fatigue Fuse and EFS is (a) Basic Research, (b) Exploratory Development, (c) Advanced Development, (d) Prototype Evaluation, (e) Application Demonstration, and (f) Commercial Sales and Service. The Fatigue Fuse came first. The inventor, Professor Maurice Brull, conducted the Basic Research at the University of Pennsylvania. Matech conducted the Advanced Development, including variations of the adhesive bonding process, and fabricating a laboratory-grade remote recorder for finger separation events that monitor the functioning of the Fatigue Fuse. The next step, Prototype Evaluation, encompassing empirical tailoring of Fuse parameters to fit the actual spectrum loading expected in specific applications, needs to be done. The associated tests include both coupon specimens and full-scale structural tests with attached Fuses. A prototype of a flight qualifiable operational separation event recorder application was designed, fabricated, and successfully demonstrated. The next tasks will be to prepare a mathematical analysis for more efficient selection of Fuse parameters and to conduct a comprehensive test program to prove the ability of the Fatigue Fuse to accurately indicate fatigue damage when subjected to realistically large variations in spectrum loading. The final tasks prior to marketing will be an even larger group of demonstration tests.

The Fatigue Fuse is at its final stages of testing and development for its flight-qualified application. To begin marketing the Fuse will take from 6 to 12 months and cost approximately $600,000, including technical and beta testing and final development. If testing, development, and marketing are successful, management estimates Matech should begin receiving revenue from the sale of the Fatigue Fuse within a year of receiving these funds. Management cannot estimate the amount of revenue that may be realized from sales of the Fuse.

To date, certain organizations have included Matech's Fatigue Fuse in test programs. Already completed are tests for welded steel civil bridge members conducted at the University of Rhode Island. In 1996, Westland Helicopter, a British firm, tested the Fatigue Fuse on helicopters. That test was successful, with the legs of the Fuses failing in sequence as predicted.

STATUS OF THE EFS

The EFS currently has certain limitations. To obtain meaningful measurements, the device requires that at least 50% of the fatigue life has occurred. Also, the device has only been perfected for commercial use with mild and soft steels. This limits the use of EFS presently to such applications as bridges, ships, cranes, etc. Use in more exotic structures such as aircraft and turbine engines applications is currently precluded. Although there is a vast body of testing supporting successful use of this methodology, for selected aluminum alloys, to date, there has not been any confirmed success in aircraft and turbine engines. Management cannot assure that the method will work in the field.

GOVERNMENT FUNDED EFS PROGRAMS

In August 1996, the Company executed a teaming agreement with Southwest Research Institute (SWRI) and the University of Pennsylvania for research, development and EFS enhancement efforts. On February 25, 1997, SWRI was awarded a $2.5 million Phase I contract to "determine the feasibility of the EFS to improve the
        -------
U. S. Air Force capability to perform durability assessments of military aircraft, including air frames and engines through the application of the EFS to specific military aircraft alloys." Matech's directly subcontracted share of this award was approximately $500,000. But, the EFS was enhanced by the entire funding used by SWRI and UPa. On June 18, 1998 Universal Technology Corporation
(UTC), a new Matech associate, was awarded a second contract in the amount of
                                             ------
$2,061,642 to "determine the applicability of the EFS to improve the U. S. Air Force capability to perform durability assessments of military aircraft, including both air frames and engines through the application of the EFS to specific military aircraft alloys." Matech's share of this award was approximately $538,000, but, the EFS was enhanced by the entire funding used by UTC, SWRI and other subcontractors to Matech. On February 5, 1999_a third
                                                                     -----
contract in the amount of $2,000,000 was awarded to UTCto continue and expand the efforts for turbine engines. Matech's directly subcontracted share was approximately $382,000. The EFS was similarly enhanced by the entire awarded program. A fourth contract was awarded to UTC on November 3rd, 2000 to continue
            ------
the borescope and EFS technologies, as well as alternate means of fatigue sensing. Matech's directly subcontracted share of this contract is approximately $700,000.

Accordingly, over the last 4 years approximately $8.5 million was awarded to conduct extensive engineering to enhance the performance of the EFS for government aircraft/engine applications. The results of this research are encouraging and provide a basis for the Company and its partners to obtain additional funding. No assurance can be given, however, that such funding will be received.

The Company continues in its efforts to raise funds from numerous sources, including various state and federal governmental agencies and/or private or public offerings of securities. At this time, however, the Company has no firm agreements or commitments that sufficient capital will be available in order to continue our research, development or operations

COMMERCIAL APPLICATIONS OF THE COMPANY'S TECHNOLOGIES

No commercial application of Matech's products has been arranged to date, but the technology has matured to a point where it can, with further development, in the opinion of management, be applied to certain markets. Matech's technology is applicable to many market sectors such as bridges and aerospace as well as ships, cranes, power plants, nuclear facilities, chemical plants, mining equipment, piping systems, and "heavy iron." Matech has chosen to begin commercialization in the bridge market. The second market sector that will be pursued is aerospace. The aerospace industry is concerned with aluminum alloys and titanium alloys. This market opportunity will follow a different time line, budget, and market model. There can be no assurance of success until our technologies and our products are successfully installed in the field and have passed required testing and validation.

THE BRIDGE MARKET

In the U.S. alone there are over 610,000 bridges of which over 260,000 are rated by the Federal Highway Administration as requiring major repair, rehabilitation, or replacement. Although there are normal business imperatives, the market is essentially macro-economically and government policy driven. In the opinion of management, "only technology can provide the solution." The need for increased spending accelerates significantly each year as infrastructure ages. Analysis by infrastructure economic experts, including the Federal Highway Administration, confirms that $9 billion per year, for bridges alone, is the minimum required to maintain the status quo. Since that amount has not been available, and a backlogged repair bill of more than $358 billion has already accrued, greater efficiencies in the management of current budgets are the only solution. In the 1991 ISTEA initiative (Intermodal Surface Transportation and Efficiency Act) and recently in the $200 billion 1998 TEA-21 initiative (Transportation Equity Act) Bridge Management Systems have been mandated as a matter of policy.

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

PRODUCT DISTRIBUTION METHODS

Provided there are funds to support such activities, as to which no assurance can be given, Matech intends to exhibit the Fatigue Fuse and the Electrochemical

Fatigue Sensor at various trade shows and will also market its products directly to end users, including aircraft manufacturing and aircraft maintenance companies, crane manufactures and operators, certain state regulatory agencies charged with overseeing bridge maintenance, companies engaged in manufacturing and maintaining large ships and tankers, and the military. Although management intends to undertake marketing, dependent on the availability of funds, within and with out the United States, no assurance can be given that any such marketing activities will be implemented, and accordingly we can make no assurance that significant revenue can be generated by the Company in the marketing and sales of the Fatigue Fuse or the EFS.

COMPETITION

Other technologies exist which indicate fatigue damage. Single cracks larger than a minimum size can be found by nondestructive inspection methods such as dye penetrant, radiography, eddy current, acoustic emission, and ultrasonics. Tracking of load and strain history, to subsequently estimate fatigue damage by computer processing, is possible with recording instruments such as strain gauges and counting accelerometers. These methods have been used for 40 years and also offer the advantage of having been accepted in the market, whereas Matech's products remain largely unproven for some currently indeterminable period. Companies marketing these alternate technologies include Magnaflux Corporation, Kraut-Kremer-Branson, Dunegan-Endevco, and MicroMeasurements.
These companies have more substantial assets, greater experience, and more resources than Matech, including but not limited to established distribution channels and an established computer base. The familiarity and loyalty to these technologies may be difficult to dislodge. Because Matech is still in its development stage, it is unable to predict whether its technologies will be successfully developed and commercially attractive in potential markets.

EMPLOYEES

The Company has four employees, Robert M. Bernstein, President and Chief Executive Officer, a Secretary, and two part time engineers. In addition, the Company retains consultants for specialized work such as an accountant who oversees the Company's government contracts.

ITEM 2.  PROPERTIES

The Company leases an office at 11661 San Vicente Blvd., Suite 707, Los Angeles, California, 90049. The space consists of 830 square feet and will be adequate for the Company's current and foreseeable needs. The total rent is payable at $2,348 per month through May 31, 2002. The Company has extended its lease through December 31, 2002 at the same rent.

Matech owns a remote monitoring system and certain equipment that is being used by the University of Pennsylvania for instructional and testing purposes. The Company determined that the system has no future use and probably cannot be sold. Therefore, the Company charged its full costs of $97,160 to operations in 1998.


ITEM 3.  LEGAL PROCEEDINGS

a) On April 30, 2001, Stephen Beck, a former consultant filed a complaint against the Company and its President (Stephen Forest Beck vs. Robert M. Bernstein, Material Technologies, Inc. etal. Los Angeles Superior Court No. BC249547, filed April 30, 2001) alleging breach of contract, a declaration of his contract rights, and fraud. The complaint all relates to a February 8, 1995, consulting agreement and amendments thereto, under which Mr. Beck was to provide assistance in the Company obtaining a government appropriations, funding and contracts and/ or private funding for Matech. Mr. Beck now claims that over $1.5 million in contingent consulting fees are immediately due, as Matech has obtained funding through four government programs since 1995. In addition, he is seeking punitive damages in an unspecified amount.

     Counsel, who is representing the Company in this lawsuit, believes that the likelihood of Mr. Beck winning any compensation is poor based upon federal laws and the merits of his case. Trial is set to begin on May 20, 2002.

b) On April 30, 2001, the Company filed a complaint against Mr. Beck (Material Technologies, Inc. v Stephen Forrest Beck, L.A. Superior Court No BC249495) for the recission and/or voiding Beck's consulting agreement, and amendments thereto, the return of 195,542 shares of common stock issued to him pursuant to the above indicated consulting contract, and attorney's fees, interest, and the cost of the lawsuit. The case has been consolidated with the above-reference suit and also goes to trial on May 20, 2002.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the Over-the-Counter Electronic Bulletin Board maintained by the NASD ("Bulletin Board")Its symbol is MTEY.

From January 2000 through December 31, 2001, Matech's Common Stock was quoted between a low bid of $.08 per share and a high bid of $2.875 per share on the Bulletin Board. Such over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions. The following chart shows the high and low bid prices per share per calendar quarter from January 1999 to December 2001.

                     High Bid Price (1)   Low Bid Price (1)
First Quarter 2000   $             2.875  $             .343
Second Quarter 2000  $             1.437  $              .42
Third Quarter 2000   $               .54  $              .22
Fourth Quarter 2000  $              .312  $              .13
First Quarter 2001   $               .23  $              .09
Second Quarter 2001  $               .12  $              .08
Third Quarter 2001   $               .22  $             .084
Fourth Quarter 2001  $               .25  $              .10

(1)All bid prices were supplied to the Company by Smith Barney.

On December 31, 2001, there were 578 holders of record of the Company's common stock and one holder of its Class B common stock. Our Class B common stock is not quoted on the Bulletin Board.

No dividends on any of the Company's shares were declared or paid during 1999 nor are any dividends contemplated in the foreseeable future.

At various times during the year 2001 the Company issued common stock to various persons which issuances we believe to be exempt from registration under Section 4(2) of the Securities Act of 1933 or under Regulation D promulgated under the Securities Act of 1933, and comparable state law exemptions. Each and every such person that received shares of our common stock had a pre-existing relationship with Matech and has been associated with the Company in some way, is sophisticated in investment and financial matters, and is familiar with the Company, its business, and its financial position.


COMMON STOCK ISSUANCE 2002

Since the end of our last fiscal year, the Company has had a series of transactions resulting in the issuance of shares of our common stock, all of which we believe were exempt from registration under the Securities Act of 1933. Each of these transactions is described below:

On January 10, 2002, the Company issued 20,000 shares of its common stock to a consultant for services rendered.

On January 17, 2002, the Company issued 213,500 shares of its common stock through its Regulation S offering.

On January 22, 2002, the Company issued 40,000,000 shares of its common stock to Allied Boston pursuant to the terms of the Straight Documentary Credit as discussed in Note 8(i) to the financial statements.

On January 25, 2002, the Company issued 15,000 shares of its common stock to a consultant for services rendered.

On January 30, 2002, the Company issued 296,500 shares of its common stock through its Regulation S offering.

On February 11, 2002, the Company issued 4,000 shares of its common stock to a consultant for services rendered.

Also on February 11, 2002, the Company issued 150,000 shares of its common stock to a consultant for services rendered.

On February 13, 2002, the Company issued 400,000 shares of its common stock to a consultant for services rendered.

On February 20, 2002, the Company issued 195,000 shares of its common stock through its Regulation S offering.

On February 27, 2002, the Company issued 50,000 shares of its common stock to a consultant for services rendered.

On February 28, 2002, the Company issued 250,000 shares of its common stock to a consultant for services rendered.

Also on February 28, 2002, the Company issued 100,000 shares of its common stock to a consultant for services rendered.

Also on February 28, 2002, the Company issued its Executive Assistant 25,000 shares of its common stock for services rendered.

Also on February 28, 2002 the Company issued 50,000 shares of its common stock to a consultant for services rendered.

On March 1, 2002, the Company issued 100,000 shares of its common stock to a consultant for services rendered.

Also on March 1, 2002, the Company issued 100,000 shares of its common stock to a consultant for services rendered.

Also on March 1, 2002, the Company issued 580,824 shares of its common stock through its Regulation S offering.

On March 12, 2002, the Company issued 5,000 shares of its common stock to a consultant for services rendered.

Also on March 12, 2002, the Company issued 80,000 shares of its common stock to a consultant for services rendered.

Also on March 12, 2002, the Company issued 80,000 shares of its common stock to a consultant for services rendered.

On March 13, 2002, the Company issued 125,000 shares of its common stock to a consultant for services rendered.

Also on March 13, 2002, the Company issued 150,000 shares of its common stock to a consultant for services rendered.

On March 19, 2002, the Company issued 150,000 shares of its common stock through its Regulation S offering.

On March 20, 2002, the Company issued 25,000 shares of its common stock to a consultant for services rendered.

In February 2002, the Company adopted the 2002 Stock Issuance/Stock Plan, and reserved 20,000,000 shares of its common stock for distribution under the Plan. Eligible Plan participants include employees, advisors, consultants, and officers who provide services to the Company. The option price shall be 100% of the fair market value of a share of common stock at either, a) date of grant or such other day as the as the Board of Directors may determine. Options issued under this plan expire five years from date of grant.

COMMON STOCK ISSUANCES In 2001

During our last fiscal year, the Company has had a series of transactions resulting in the issuance of shares of our common stock, all of which we believe were exempt from registration under the Securities Act of 1933. Each of these transactions is described below:

On January 8, 2001, the Company issued 100,000 shares of its common stock to Mr. Campbell Laird, a member of the Company's advisory board, for consulting services.

Also on January 8, 2001, the Company issued 50,000 shares of its common stock to a consultant for services rendered.

On January 9, 2001, the Company issued 100,000 shares each to Mr. John Goodman and Mr. William Berks, two employees, pertaining to services rendered on the Company's research project. Mr. Goodman is also a member of the Company's Board of Directors.

On January 11, 2001, the Company issued 100,000 shares of its common stock to the attorney handling the Beck matter for legal services.

On February 19, 2001, the Company's Board of Directors authorized the issuance of 6,000,000 shares of its common stock to the Company's President for past compensation due.

On April 6, 2001, the Company issued a consultant 200,000 shares of its common stock for services rendered.

On April 17, 2001, the Company issued a consultant 250,000 shares of its common stock for services rendered.

On April 20, 2001, the Company issued to two consultant 50,000 shares each of its common stock for marketing services rendered.

On May 3, 2001, the Company issued 100,000 shares of its common stock to Mr. Berks for services rendered on the Company's research project.

Also on May 3, 2001, the Company issued 100,000 shares of its common stock to Mr. Thomas Root, a member of the Company's advisory board, for consulting services.

On June 8, 2001, the Company issued a consultant 1,000,000 shares of its common stock for past marketing services rendered.

On June 12, 2001, the Company issued its Executive Assistant 25,000 shares of its common stock for services rendered.

On July 5, 2001, the Company issued to an attorney 50,000 shares of its common stock for legal services rendered.

On July 26, 2001, the Company issued a consultant 200,000 shares of its common stock for services rendered.

On August 6, 2001, the Company issued to Mr. Samuel Schwartz, a member of the Company's advisory board, 125,000 shares of its common stock for services rendered.

On August 9, 2001, the Company issued 265,000 shares of its common stock to the attorney handling the Beck matter for legal services rendered.

On August 29, 2001, the Company issued 50,000 shares of its common stock to one consultant and 300,000 shares of its common stock to Mr. Samuel Schwartz, for services rendered.

On September 6, 2001, the Company issued a consultant 37,500 shares of its common stock for services rendered.

On September 14, 2001, the Company issued a consultant 50,000 shares of its common stock for services rendered.

On September 19, 2001, the Company issued a consultant 125,000 shares of its common stock for services rendered.

On October 8, 2001, the Company issued to Mr. Goodman and Mr. Berks, 300,000 shares of its common stock each for services rendered in connection with the Company's research project.

On October 16, 2001, the Company issued a consultant 50,000 shares of its common stock for services rendered.

On October 18, 2001, the Company issued its Executive Assistant 20,000 shares of its common stock for services rendered.

On October 23, 2001, the Company issued to the attorney handling the Beck matter, 150,000 shares of its common stock for services rendered.

On October 24, 2001, the Company issued 60,000,000 shares of its common stock to Allied Boston pursuant to the terms of the Straight Documentary Credit as discussed in Note 8(i) to the financial statements.

On October 25, 2001, the Company issued 697,853 as additional fees pertaining to its Regulation S offering.

On October 30, 2001, the Company issued 4,538,458 shares of its common stock pursuant to its Regulation S offering.

On November 5, 2001, the Company issued 84,500 shares of its common stock pursuant to its Regulation S offering.

On November 6, 2001, the Company issued 350,000 shares of its common stock to an attorney assisting in the Beck matter for legal services rendered.

On November 14, 2001, the Company issued a consultant 150,000 shares of its common stock for services rendered.

On November 17, 2001, the Company issued to the same consultant 107,500 shares of its common stock for services rendered.

On November 19, 2001, the Company issued 10,000 shares of its common stock pursuant to its Regulation S offering.

On November 20, 2001, the Company issued 144,000 shares of its common stock pursuant to its Regulation S offering.

On November 28, 2001, the Company issued 90,000 shares of its common stock pursuant to its Regulation S offering.

On December 4, 2001, the Company issued 81,400 shares of its common stock pursuant to its Regulation S offering.

On December 20, 2001, the Company issued to three consultants a total of 530,000 shares of its common stock for marketing services rendered.

COMMON STOCK ISSUANCE 2000

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



ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data for the Company is derived from the Company's financial statements. The selected financial data should be read in conjunction with the Company's financial statements and the notes to the financial statements that are attached hereto.

                                                  Fiscal Year Ending December 31,
--------------------------------------------------------------------------------------------------------------
                                1997         1998          1999          2000          2001       Inception to
                                                                                                  December 31,
                                                                                                      2001
---------------------------  -----------  -----------  ------------  ------------  -------------  ------------
Net Sales                    $       --   $       --   $        --   $        --   $         --   $        --
---------------------------  -----------  -----------  ------------  ------------  -------------  ------------
Income from Research
Development Contract         $  336,410   $  373,324   $   924,484   $   635,868   $  1,579,823   $ 4,563,489
---------------------------  -----------  -----------  ------------  ------------  -------------  ------------
Income (Loss) from
Continued
Operations                   $ (133,578)  $ (549,187)  $  (539,283)  $  (459,129)  $(2,432,638))  $(6,661,744)
---------------------------  -----------  -----------  ------------  ------------  -------------  ------------
Income (Loss) from
Continued Operations Per
Common Share                 $     (.03)  $     (.06)  $      (.04)  $      (.02)  $       (.07)
---------------------------  -----------  -----------  ------------  ------------  -------------  ------------
Basic Weighted
Average - Common
Shares Outstanding            4,551,258    8,782,808    12,242,534    18,900,019     33,640,393
---------------------------  -----------  -----------  ------------  ------------  -------------  ------------

Total Assets                 $  287,257   $  233,746   $   250,041   $   108,776   $    516,745   $   516,745
---------------------------  -----------  -----------  ------------  ------------  -------------  ------------

Total Liabilities            $  618,582   $  719,178   $   870,586   $   819,236   $  1,154.696   $ 1,154,696
---------------------------  -----------  -----------  ------------  ------------  -------------  ------------
Redeemable Preferred
Stock                        $  150,000   $       --   $        --   $        --   $         --   $        --
---------------------------  -----------  -----------  ------------  ------------  -------------  ------------
Total
Stockholders'
Equity (Deficit)             $ (481,257)  $ (485,432)  $  (620,545)  $  (735,078)  $   (680,384)  $  (680,384)
---------------------------  -----------  -----------  ------------  ------------  -------------  ------------
Dividends                    $       --   $       --   $        --   $        --   $         --
---------------------------  -----------  -----------  ------------  ------------  -------------  ------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of results of operations, capital resources, and liquidity pertains to the activities of the Company for the years ended December 31, 1999, 2000, and 2001.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001.
------------------------------------------------------------------------

In 2001, the Company received $1,579,823 under two subcontracts on programs with
   ----
the U.S. Air Force for application engineering and enhancement of the EFS. Also in 2001, the Company accrued interest income relating to the non-recourse notes to from the Company's President and a Director amounting to $98,297. In 2000, the Company received $635,868 under two subcontracts on programs with the U.S. Air Force for application engineering and enhancement of the EFS. Also in 2000, the Company accrued interest income relating to the non-recourse notes to from the Company's President and a Director amounting to $96,197. In 1999, the
                                                                ----
Company received $924,484 under two subcontracts on programs with the federal government for feasibility studies and application engineering and enhancement of the EFS.

COSTS AND EXPENSES

Research and development Costs were $1,284,928 for 2001, $496,501 for 2000, and $536,237 for 1999. Of the $1,284,928, $496,501 and $536,237 incurred in 2001,
2000 and 1999, $1,069,671, $406,823 and $436,888 related to subcontractor costs, respectively.

General and Administrative costs were $2,725,548 for 2001, $640,481 for 2000, and $875,444 for 1999.

In 2001, actual cash compensation paid to the Company's president totaled $90,000. The Company also accrued $30,000 in additional compensation due him. The Company charged to operations $1,500.000 due to a reduction in the balance of the non-recourse promissory notes due in connection with the purchase of the Company's common stock by the Company's President and a director. The Company also issued 6,000,000 shares to the President, valued at $420,000, for past compensation due him. Other expenses in 2001 included consulting fees of $225,363, legal of $209,486, accounting of $51,120, travel of $42,092, office salaries of $36,225, office expense of $34,880, rent of $29,468, telephone expense of $13,838, and the charge off of the Company's $33,000 investment in Antaeus Research LLC.

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



LIQUIDITY AND CAPITAL RESOURCES

There has been little change in the Company's operations for the past three years. It still seeks capital for the development of its projects and to maintain its patents. The Company is still totally dependent on the willingness of the Company's President, Mr. Bernstein, and long time investors in the Company to loan the Company money or purchase additional securities from the Company. Over the next year, the Company hopes to receive additional funds from the U. S. Air Force. These funds, however, are not guaranteed. In 2001, the

Company raised a net $286,567 through the issuance of 4,932,358 shares of its common stock through its Regulation S Offering. Also in 2001, the Company entered into an agreement with Allied Boston International for a Straight Documentary Credit for $12,500.000.The funding under this instrument is also not guaranteed. If the $12,500,000 is raised, Management believes the amount should be sufficient to fund the completion of its research projects and bring them to market. Although Mr. Bernstein intends to continue to loan the Company funds as required while it seeks additional financing, he is under no obligation to do so. The Company does not expect to receive any additional material financing from its other long time investors.

Any prediction of the likelihood or timing of obtaining the required funding would be highly speculative. The Company's ability to obtain such financing may depend on the results of the research contracts with the U.S. Air Force.

Cash and cash equivalents at December 31, 2001 were $174,469. During 2001, the Company received $1,328,079 from its research and development contract, $286,567 from the sale of its common stock, $678 in interest income and $42,800 in advances from the Company's president. In 2001, the Company spent $1,426,348 in its operations, $5,961 in the purchase of computer equipment and the development of a web site, and paid $53,300 to its president.

Cash and cash equivalents at December 31, 2000 were $1,934. During 2000, the Company received $746,732 from its research and development contract, $22,490 from the sale of its common stock, and $251,798 from the sale of DCH Technologies, Inc., shares. The Company's president advanced $8,000 and received $39,500 from the Company. In 2000, the Company spent $1,035,470 in its operations, and $15,000 was invested in Antaeus Research, LLC. 11

Cash and cash equivalents at December 31,1999 were $62,904. During 1999 the Company received $1.012,425 from its research and development contract and $150,000 from sale of its Common Stock. The Company's President advanced $102,198 of which $71,500 was repaid towards his loan account. The Company also received $7,405 as a deposit on the future sale of the Company's Common Stock. In 1999, the Company spent $1,122,550 in its operations.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS

Attached hereto and incorporated herein by reference are audited financial statements of the Registrant as of December 31, 2001, 2000, and 1999, prepared in accordance with Regulation S-X (17 CFR Sec.210)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, office, and principal occupation of the executive officers and directors of Matech and certain information relating to their business experiences are set forth below:

NAME                 AGE             POSITION
Robert M. Bernstein   67  President/Chief Executive and Chief Financial
                          Officer, Chairman of the Board
Joel R. Freedman      42  Secretary/Director
Dr. John Goodman      67  Chief Engineer/Director
William I. Berks      71  Vice President of Government
                          Projects
Miles M. Larson       62  Government Contracts Auditor


The Term of the directors and officers of Matech is until the next annual meeting or until their successors are elected.

ROBERT M. BERNSTEIN, PRESIDENT/CHIEF FINANCIAL OFFICER/CHAIRMAN OF THE BOARD. Robert M. Bernstein is 67 years of age. He received a Bachelor of Science degree from the Wharton School of the University of Pennsylvania in 1956. From August 1959 until his certification expired in August 1972, he was a Certified Public Accountant licensed in Pennsylvania. From 1961 to 1981, he was a consultant specializing in mergers, acquisitions, and financing. From 1981 to 1986, Mr. Bernstein was Chairman and Chief Executive Officer of Blue Jay Enterprises, Inc. of Philadelphia, PA, an oil and gas exploration company. In December 1985, he formed a research and development partnership for Tensiodyne, funding approximately $750,000 for research on the Fatigue Fuse. In October 1988 he became Chairman of the Board, President, Chief Financial Officer, and CEO of Matech 1 and retained these positions with the Company after the spin off from Matech 1 on July 31, 1997.

JOEL R. FREEDMAN, SECRETARY/DIRECTOR. Joel R. Freedman is 42 years of age. From October 1989 until the present, Mr. Freedmen holds the position of Secretary and a Director of the company. Mr. Freedman attends board meetings and provides advice to the Company as needed. Since 1983, he has been president of Genesis Advisors, Inc., an investment advisory firm in Bala Cynwyd, Pennsylvania. Since January 1, 2000, he has been a Senior Vice President of PMG Capital Corp., a securities brokerage and investment advisory firm in West Conshohocken, Pennsylvania. His duties there are a full-time commitment. Accordingly, he does not take part in Matech's daily activities. He is not a director of any other company.

DR. JOHN W. GOODMAN, CHIEF ENGINEER/DIRECTOR. Dr. John W. Goodman is 68 years of age. He is retired from TRW Space and Electronics and was formerly Chairman of the Aerospace Division of the American Society of Mechanical Engineers. He holds a Doctorate of Philosophy in Materials Science that was awarded with distinction by the University of California at Los Angeles in 1970. In 1957, he received a Masters of Science degree in Engineering Mechanics from Penn State University and in 1955 he received a Bachelor of Science degree in Mechanical Engineering from Rutgers University. From 1972 to 1987, Dr. Goodman was with the U. S. Air Force as lead Structural Engineer for the B-1 aircraft; Chief of the Fracture and Durability Branch, and Materials Group Leader, Structures Department, Aeronautical Systems Center, Wright-Patterson Air Force Base. From 1987 to December 1993, he was on the Senior Staff, Materials Engineering Department of TRW Space and Electronics. He has been Chief Engineer for Development of Matech's products since May 1993. Over the last four years he has consulted part time for the Company.

WILLIAM I. BERKS, VICE PRESIDENT OF GOVERNMENT PROJECTS. William Berks retired from TRW, Inc. in November 1992. Mr. Berks' last assignment was as a project manager in the Advanced Systems Division of TRW's Space and Technology Group.
He managed the Structures and Mechanism Subsystem of the Universal Test Bed Project, which is a three axis stabilized advanced bus for large geostationary satellites. In a collateral assignment, he was responsible for planning a building and its equipment for the National Space Program Office of Taiwan, Republic of China, for the design, assembly, integration and test of small three axis spacecraft and each of their subsystems, and manpower planning for a spacecraft program. Recently he was the Chief Mechanical Engineer for the Space and Technology Group's commercial satellite operations. He served six years as Manager of the Mechanical Design Laboratory, the engineering design skill center for the design and development of spacecraft mechanical systems, which had as many as 350 individuals. For ten years he was Manager of the Advanced Systems Design Department, which was responsible for mechanical systems design for all spacecraft project. He was Assistant Projects Manager for Mechanical Subsystems for a major spacecraft program, which included preparation of plans, specifications and drawings, supervision of two major subcontracts, and responsibility for flight hardware fabrication and testing. Mr. Berks has also managed independent research and development projects (antennas, materials, solar arrays) and holds six patents. He has over 30 years of experience in spacecraft mechanical systems engineering. He was with TRW, Inc. for 26 years.

MILES M. LARSON, GOVERNMENT CONTRACTS AUDITOR. Miles Larson is a Certified Public Accountant in the state of California. In 1990 he was recipient of the Defense Contract Audit Agency (DCAA) Management Excellence Award which is bestowed annually to DCAA's most outstanding manager. In addition, Miles was the recipient of the DCAA Meritorious Service Award for outstanding contributions to the Agency's audit mission. (DCAA's 2nd highest award). He has twenty-five years of auditing experience with the DCAA and four years with the US Army Audit Agency. Mr. Larson has eight years experience working as a consultant with Pricewaterhouse/Coopers. He received a Master of Business Administration from the University of Southern California and a Bachelor of Science degree, Business Administration from California State University, Long Beach. Mr. Larson is also a graduate of the Senior Defense Management Program at Harvard University.

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


ADM. ROBERT P. COOGAN, USN (Ret.). Robert P. Coogan, age 75, retired from a distinguished naval career spanning 40 years during which he held numerous posts including: Commander U.S. Third Fleet, Commander Naval Air Force - U.S. Pacific Fleet, Commandant of Midshipmen - U.S. Naval Academy, and Chief of Staff - Commander Naval Air Force - U.S. Atlantic Fleet. From 1980 to 1991 he was with Aerojet General Company and served as Executive Vice President of Aerojet Electrosystems Co. from 1982-1991. He has his BS in Engineering from the US Naval Academy and MA in International Affairs from George Washington University.

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

DAVID HABERMAN. Mr. Haberman is the former chairman and co-founder of DCH Technology Inc., a company that specializes in hydrogen technology development, safety, process monitoring, and hydrogen fuel cell power applications. In 1996 William Richardson, then Secretary of the Department of Energy (DOE), appointed Mr. Haberman to represent the perspectives of commercial product developers and safety engineers on the Hydrogen Technical Advisory Board (HTAP). This panel, created by the Hydrogen Futures Act, reports directly to the Secretary of Energy and is responsible to the U.S. Congress to monitor the DOE's implementation of the National Hydrogen Program. As a director of the National Hydrogen Association (NHA), Mr. Haberman chairs the Implementation Planning Committee.
He is a co-founder and president of the California Hydrogen Business Council, an American delegate and member of the International Standards Organization (ISO) Working Group on hydrogen system safety, and works to define the commercial future of hydrogen energy. DCHT's hydrogen sensors contribute to the Corporation's mission.

CAMPBELL LAIRD. Campbell Laird, age 63, received his Ph.D. in 1963 from the University of Cambridge. His Ph.D. thesis title was "Studies of High Strain Fatigue." He is presently Professor and graduate group Chairman in the Department of Materials, Science & Engineering at the University of Pennsylvania. His research has focused on the strength, structure, and fatigue of materials, in which areas he published in excess of 250 papers. He is co-inventor of the EFS.

T.Y. LIN. Mr. Lin graduated from Tangshan College, Jiaotong University, and received a M.S. degree in Civil Engineering from the University of California at Berkseley. Since 1934, he taught and practiced civil engineering in China and the U.S. and planned and designed highways, railways, and over 1,000 bridges and buildings in Asia and the Americas. He is known as Mr. Prestressed Concrete in the U.S., having pioneered both the technology and industry in the 1950s. He authored and co-authored three textbooks in structural engineering and more than 100 technical papers. He was the founder of T.Y. Lin International that provides design and analysis for all types of concrete and steel structures and pioneered the design of long-span structures, prestressing technology, and new design and construction methods over the past 40 years.

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

SAMUEL I. SCHWARTZ. Samuel I. Schwartz, age 50, is presently President of Sam Schwartz Co., consulting engineers, primarily in the bridge industry. Mr. Schwartz received his BS in Physics from Brooklyn College in 1969, and his Masters in Civil Engineering from the University of Pennsylvania in 1970. From February 1986 to March 1990, was the Chief Engineer/First Deputy Commissioner, New York City Department of Transportation and from April 1990 to the present acted as a director of the Infrastructure Institute at the Cooper Union College, New York City, New York. From April 1990 to 1994 he was a Senior Vice President of Hayden Wegman Consulting Engineers, and is a columnist for the New York Daily News.

NICK SIMIONESCU. Mr. Simionescu joined HNTB in 1974, one of the largest consulting engineering companies in the world, and is currently Vice President, Director of Business Development in the New York City Office. He has over 37 years of management, construction, design, inspection and detailing experience. Mr. Simionescu is very familiar with the New York City infrastructure. For nearly 28 years he has been working in New York City, primarily on projects with the New York City Department of Transportation and New York State Department of Transportation Regions 10 and 11. His projects have included management of the inspections of the Williamsburg, Brooklyn, Triborough, Manhattan, and Queensboro bridges. Additionally, he has been the Project Manager of Bridge Inspection for many other arterial and local bridges throughout New York. Mr. Simionescu's responsibilities with HNTB have involved a variety of National and International projects. He has been the Senior Structural Designer and Manager of bridges in South Carolina (800 Ft. span), Rhode Island (366 ft. span), Malaysia (740 ft.), and Florida (1300 ft.).

LIEUTENANT GENERAL JOE N. BALLARD. General Ballard is retired from the United States Army and has served as President and Chief Executive Officer of The Ravens Group, Inc., a business development, consulting, and executive level leadership service company, since March 2001. He received his MS in Engineering Management from the University of Missouri, BS in Electrical Engineering from Southern University, and he is a registered professional engineer. He served as Commanding General, US Army Corps of Engineers from 1996 until 2000, Chief of Staff US Army Training and Doctrine Command from 1995 until 1996, Commander of the US Army Engineer Center in Missouri from 1993 until 1995, Director of the Total Army Basing Study at the Pentagon from 1991 until 1993, and he was Commander of the 18th Engineering Brigade in Germany from 1988 until 1990. He has received many honors including the Deans of Historical Black Colleges and Minority Institutions Black Engineer of the Year in 1998, Honorary Doctorate of Engineering from the University of Missouri in 1999, Honorary Doctorate of Law L.L.D. from Lincoln University in 1998, Honorary Doctorate of Engineering from Southern University in 1999, and Fellow of the Society of American Military Engineers in 1999.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------

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

ITEM 11.  EXECUTIVE COMPENSATION
=============================================================================================================
                                                  Other
Name and                                          Annual      Restricted                          All Other
Principal                                         Compen-       Stock       Options     LTIP       Compen-
Position         Year  Salary ($)   Bonus ($)   sation ($)    Awards ($)   (SARs (#)  Payout($)   sation ($)
----------------------------------- -------------------------------------------------------------------------
Robert M.        1999  $   150,000  $       --  $        --  $        --          --  $     --  $         --
Bernstein CEO    2000  $   120,000  $       --  $        --  $   4,183(1)         --  $     --  $         --
                 2001  $   120,000  $       --  $        --  $ 420,000(2)             $     --  $1,395,000(3)
                                                                                                          --

John W. Goodman  1999  $    23,384  $       --  $        --  $  11,700(4)         --  $     --  $         --
Director and     2000  $    26,614  $       --  $        --  $        --          --  $     --  $         --
Engineer         2001  $    23,076  $       --  $        --  $  50,500(5)         --  $     --  $         --
=============================================================================================================

(1) In 2000, the Corporation issued to Mr. Bernstein as escrow holder 4,183,675 shares of its common stock, in part, for future compensation and subject to severe restrictions. (See, Exhibit 4.3.) The Company included the par value
                           ---
     of the shares issued in Mr. Bernstein's 2000 compensation amounting to $4,183.

(2) In 2001, the Corporation issued Mr. Bernstein 6,000,000 shares for past compensation (see item 5). The Company valued these shares at $420,000.

(3) In 2001, the Company reduced the obligation from Mr. Bernstein to the Company on a non-recourse promissory note relating to the issuance of 4,650,000 shares of its common stock from $1,855,350 to $460,350.

(4) In 1999, the Corporation issued Mr. Goodman 142,000 shares of restricted common stock. These shares were valued at $11,700.

(5) In 2001, the Corporation issued Mr. Goodman 800,000 shares of restricted common stock. These shares were valued at $50,500.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AS OF DECEMBER 31, 2001

Security Ownership of Certain Beneficial Owners

The Company does not know of any non-affiliated person or "group" as that term is used in section 13(d)(3) of the Exchange Act that owns more than five percent of any class of the Company's voting securities.



Security Ownership of Management

CLASS OF STOCK      NAME AND ADDRESS OF      AMOUNT AND NATURE OF   PERCENT OF
                     BENEFICIAL OWNER        BENEFICIAL OWNERSHIP     CLASS
Common Stock    Robert M. Bernstein, CEO        15,896,022 Shares     37.4%(1)
                Suite 707
                11661 San Vicente Blvd.
                Los Angeles, CA  90049

                Joel R. Freedman, Director         826,524 Shares         2.0%
                1 Bala Plaza
                Bala Cynwyd, PA 19004

                John Goodman, Director           1,000,000 Shares         2.3%
                Suite 707
                11661 San Vicente Blvd.
                Los Angeles, CA 90049

                Directors and executive         17,722,546 Shares        41.7%
                officers as a group
                (3 persons)

Class B         Robert M. Bernstein                100,000 Shares   100.00%(2)
Common Stock    Suite 707
                11661 San Vicente Blvd.
                Los Angeles, CA 90049

(1) Of these 15,896,022 shares, Mr. Bernstein has full rights to approximately 12,112,347 shares. The remaining 3,783,675 shares held are in escrow. On October 27, 2000, the Company issued 4,183,675 shares to Mr. Bernstein pursuant to a Stock Escrow/Grant Agreement. Under the terms of the agreement, the President is required to hold these shares in escrow. While in escrow, the President cannot vote the shares but has full rights as to cash and non-cash dividends, stock splits or other change in shares. Any additional shares issued to the President by reason of the ownership of the 4,183,675 shares will also be escrowed under the same terms of the agreement. Upon the exercise by certain holders of Company options or warrants or upon the need by the Company, in the sole discretion of the Board, to issue common stock to certain individuals or entities, the number of shares required for issuance to these holders will be returned from escrow by Mr. Bernstein thereby reducing the number of shares he holds. The shares held in escrow are non-transferable and will be granted to Mr. Bernstein only upon the exercise or expiration of all of the options and warrants, the direction of the Board, in its sole discretion, or the mutual agreement of Mr. Bernstein and the Board of Directors to terminate the agreement. The Company valued these shares at par. Upon the actual grant of the remaining shares to Mr. Bernstein, the shares issued will be valued at market value when issued and charged to operations as compensation. As of the date of this filing, 400,000 of these 4,183,675 shares had been transferred to satisfy a stock agreement. Accordingly, 3,783,675 of these escrowed shares are included in the total of 15,896,022 shares beneficially owned by Mr. Bernstein. (See, Note 11 to Financial Statements.)
 ---

(2) Each of Mr. Bernstein's Class B Common Shares has 1,000 votes per share on any matter on which the common stockholders vote. Accordingly, the Class B common stock held by Mr. Bernstein equal 100 million shares of voting control . These votes give Mr. Bernstein voting control of the Company.

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

In August, 1997, the Company's Board of Directors signed a resolution recognizing the Company's extreme dependence on the experience, contacts, and efforts of Mr. Bernstein and authorized to pay him a salary of $150,000 a year since 1991. In February 2001, the Company's Board of Directors authorized the issuance of 6,000,000 shares of its Common Stock to the Company's President for $420,000 of past compensation due to Mr. Bernstein under this resolution. This amount represents the difference between the $150,000 a year and the compensation actually accrued during the years 1991 through 2000.

On May 25, 2000, the Company issued its President 4,650,000 shares its common stock in exchange for $4,650 and a $1,855,350 non-recourse promissory note bearing interest at an annual rate of 8%. Approximately 1,500,000 of these shares are subject to an option to purchase by a third party. On the same day, the Company issued 350,000 shares its common stock to a Director Joel Freedman, in exchange for $350 and a $139,650 non-recourse promissory note bearing interest at an annual rate of 8%. Both notes mature on May 25, 2005, when the principal and accrued interest becomes fully due and payable.

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

On January 9, 2001, the Company's Board of Directors authorized the issuance of 100,000 shares of its common stock to John Goodman, a director and part-time employee, for engineering and other services rendered to the Company.

On January 9, 2001, the Company's Board of Directors authorized the issuance of 100,000 shares of its common stock to William Berks, a part-time employee, for engineering and other services rendered to the Company.

On February 19, 2001, the Company's Board of Directors authorized the issuance of 6,000,000 shares of its common stock to the Company's President for past compensation due as discussed above.

On May 3, 2001, the Company's Board of Directors authorized the issuance of 100,000 shares of its common stock to Mr. William Berks for services rendered to the Company.

On June 12, 2001, the Company's Board of Directors authorized the issuance of 25,000 shares of its common stock to the company's executive assistant, for services rendered to the Company.

On October 8, 2001, the Company's Board of Directors authorized the issuance of 300,000 shares of its common stock each to Mr. William Berks and Mr. John Goodman for services rendered to the Company.

On Octoer 18, 2001, the Company's Board of Directors authorized the issuance of 20,000 shares of its common stock to the company's executive assistant, for services rendered to the Company.

On November 21, 2001, the Company's Board of Directors authorized the issuance of 400,000 shares of its common stock each to Mr. William Berks and Mr. John Goodman for services rendered to the Company.


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

MATERIAL TECHNOLOGY, INC.

By: /s/ Robert M. Bernstein
   -------------------------------
    Robert M. Bernstein, President

Date:  March 27, 2002

     Pursuant to the requirements of the Securities Exchanges Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert M. Bernstein
   -------------------------------
    Robert M. Bernstein,
    President, Director, Chief Executive Officer, and Chief
    Financial Officer (Principal Executive Officer, Principal
    Financial Officer, and Principal Accounting Officer)

Date:  March 27, 2002

By: /s/ Joel Freedman
   -------------------------------
    Joel Freedman, Secretary and Director

Date:  March 27, 2002

By: /s/ John Goodman
   -------------------------------
    John Goodman, Director

Date:  March 27, 2001

                           MATERIAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS


                                    Contents
                                    --------

                                                           Page
                                                           ----
       Independent Auditors' Report                        F-1

       Balance Sheets                                      F-2

       Statements of Operations                            F-4

       Statement of Stockholders' Equity (Deficit)         F-5

       Statements of Cash Flows                            F-12

       Notes to Financial Statements                       F-14

                          Independent Auditors' Report


Board of Directors
Material Technologies, Inc.
Los Angeles, California


We have audited the accompanying balance sheets of Material Technologies, Inc., (A Development Stage Company) as of December 31, 2000 and 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows, for the years ended December 31, 1999, 2000, and 2001 and for the period from the Company's inception (October 21, 1983) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Material Technologies, Inc. as of December 31, 2000 and 2001, and the results of its operations, and its cash flows for the years ended December 31, 1999, 2000, and 2001, and for the period from Company's inception (October 21, 1983) through December 31, 2001, in conformity with generally accepted accounting principles.

s/s Jonathon P. Reuben CPA

Jonathon P. Reuben,
Certified Public Accountant
Torrance, California
February 8, 2002

                             MATERIAL TECHNOLOGIES, INC.
                            (A Development Stage Company)
                                    BALANCE SHEETS

                                     ASSETS

                                             December 31,

                                        2000             2001
                                   ---------------  --------------
CURRENT ASSETS
  Cash and Cash Equivalents        $         1,954  $      174,469
  Accounts Receivable                       33,932         285,677
  Advances to Officer                       22,052          35,880
                                   ---------------  --------------
    TOTAL CURRENT ASSETS                    57,938         496,026
                                   ---------------  --------------

FIXED ASSETS
  Property and Equipment, Net
    of Accumulated Depreciation              2,990           2,708
                                   ---------------  --------------

OTHER ASSETS
  Investments                               33,000               -
  Intangible Assets, Net of
    Accumulated Amortization                12,712          15,663
  Refundable Deposit                         2,136           2,348
                                   ---------------  --------------

    TOTAL OTHER ASSETS                      47,848          18,011
                                   ---------------  --------------

    TOTAL ASSETS                   $       108,776  $      516,745
                                   ===============  ==============

                               See accompanying notes.

                                           MATERIAL TECHNOLOGIES, INC.
                                          (A Development Stage Company)
                                                  BALANCE SHEETS


                                     LIABILITIES AND STOCKHOLDERS'  (DEFICIT)
                                     ----------------------------------------

                                                                                December 31,
                                                                            2000             2001
                                                                      ----------------  ---------------
CURRENT LIABILITIES
  Legal Fees Payable                                                  $       209,306   $      282,950
  Fees Payable to R&D Subcontractor                                            20,474          196,043
  Consulting Fees Payable                                                      50,000            5,525
  Accounting Fees Payable                                                      26,288           42,417
  Other Payables                                                               10,157            8,801
  Accrued Expenses                                                             24,982           43,213
  Accrued Wages Due Officer                                                    40,000           70,000
  Notes Payable - Current Portion                                              79,848           25,688
                                                                      ----------------  ---------------

    TOTAL CURRENT LIABILITIES                                                 461,055          674,637
                                                                      ----------------  ---------------

Payable on Research and
   Development Sponsorship                                                    358,181          422,653
Notes Payable - Other                                                               -           57,406
                                                                      ----------------  ---------------

    TOTAL LIABILITIES                                                         819,236        1,154,696
                                                                      ----------------  ---------------


STOCKHOLDERS' (DEFICIT)
  Class A Common Stock, $.001 Par Value, Authorized 199,900,000
     Shares, 24.618,167 Shares Issued and Outstanding at
     December 31, 2000, and 102,433,378 Shares Issued at December
      31, 2001, of which 42,433,378 Shares are Outstanding and
     60,000,000 Shares  are Held In Reserve (Note 8i)                          24,618           42,433
  Class B Common Stock, $.001 Par Value, Authorized 100,000
     Shares, Outstanding 100,000 Shares                                           100              100
   Class A Preferred, $.001 Par Value, Authorized 50,000,000 Shares
     of Which  337,471 Shares are Outstanding at December 31, 2000,
     and 2001                                                                     337              337
  Additional Paid in Capital                                                5,909,782        6,995,412
  Less Notes and Subscriptions Receivable - Common Stock                   (2,133,251)        (731,549)
  Deficit Accumulated During the Development Stage                         (4,512,046)      (6,944,684)
                                                                      ----------------  ---------------

  TOTAL STOCKHOLDERS' (DEFICIT)                                              (735,078)        (680,384)
                                                                      ----------------  ---------------

    TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                     $       108,776   $      474,312
                                                                      ================  ===============

                               See accompanying notes.

                                          MATERIAL TECHNOLOGIES, INC.
                                         (A Development Stage Company)
                                           STATEMENTS OF OPERATIONS


                                                                                                         From Inception
                                                                                                       (October 21, 1983)
                                                                                                             Through
                                                            1999              2000          2001        December 31, 2001
                                                     -------------------  ------------  -------------  -------------------
REVENUES
  Sale of Fatigue Fuses                              $                -   $         -   $          -   $           64,505
  Sale of Royalty Interests                                           -             -              -              198,750
  Income from Research and Development Contract                 924,484       635,868      1,579,823            4,563,489
  Test Services                                                       -             -              -               10,870
                                                     -------------------  ------------  -------------  -------------------
    TOTAL REVENUES                                              924,484       635,868      1,579,823            4,837,614
                                                     -------------------  ------------  -------------  -------------------

COSTS AND EXPENSES
  Research and Development                                      536,237       496,501      1,284,928            4,156,628
  General and Administrative                                    875,444       640,481      2,725,548            7,535,193
                                                     -------------------  ------------  -------------  -------------------
    TOTAL COSTS AND EXPENSES                                  1,411,681     1,136,982      4,010,476           11,691,821
                                                     -------------------  ------------  -------------  -------------------
    INCOME (LOSS) FROM OPERATIONS                              (487,197)     (501,114)    (2,430,653)          (6,854,207)
                                                     -------------------  ------------  -------------  -------------------

OTHER INCOME (EXPENSE)
  Expense Reimbursed                                                  -             -              -                4,510
  Interest Income                                                 2,613       103,419        102,283              247,818
  Miscellaneous Income                                                -             -              -               25,145
  Loss on Sale of Equipment                                           -             -              -              (12,780)
  Loss on Abandonment of Interest in Joint Venture                    -             -        (33,000)             (33,000)
  Settlement of Teaming Agreement                                     -             -              -               50,000
  Litigation Settlement                                               -             -              -               18,095
  Interest Expense                                              (58,295)      (60,634)       (70,468)            (315,987)
  Modification of Royalty Agreement                                   -             -              -               (7,332)
  Gain on Foreclosure                                                 -             -              -               18,697
  Gain on Sale of Stock                                           4,396             -              -              207,497
                                                     -------------------  ------------  -------------  -------------------
    TOTAL OTHER INCOME                                          (51,286)       42,785         (1,185)             202,663
                                                     -------------------  ------------  -------------  -------------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEMS AND PROVISION FOR INCOME TAXES                         (538,483)     (458,329)    (2,431,838)          (6,651,544)
PROVISION FOR INCOME TAXES                                         (800)         (800)          (800)             (10,200)
                                                     -------------------  ------------  -------------  -------------------
    NET INCOME (LOSS) BEFORE
      EXTRAORDINARY ITEMS                                      (539,283)     (459,129)    (2,432,638)          (6,661,744)
EXTRAORDINARY ITEMS
  Forgiveness of Debt                                                 -             -              -             (289,940)
  Utilization of Operating  Loss Carry forward                        -             -              -                7,000
                                                     -------------------  ------------  -------------  -------------------
    NET INCOME (LOSS)                                $         (539,283)  $  (459,129)  $ (2,432,638)  $       (6,944,684)
                                                     ===================  ============  =============  ===================

PER SHARE DATA
  Income (Loss) Before Extraordinary Item            $            (0.04)  $     (0.02) $        (.07)
  Extraordinary Items                                                 -             -              -
                                                     -------------------  ------------  -------------
    NET (LOSS) PER SHARE                             $            (0.04)  $     (0.02)  $       (.07)
                                                     ===================  ============  =============
 WEIGHTED AVERAGE  COMMON SHARES OUTSTANDING                 12,242,534    18,900,019     33,640,393
                                                     ===================  ============  =============

                               See accompanying notes.

                                                 MATERIAL TECHNOLOGIES, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                           CLASS A COMMON               CLASS B COMMON            CLASS A PREFERRED STOCK
                                      --------------------------  ----------------------------  ----------------------------
                                         SHARES                      SHARES                       SHARES
                                      OUTSTANDING      AMOUNT     OUTSTANDING       AMOUNT      OUTSTANDING       AMOUNT
                                      ------------  ------------  ------------  --------------  ------------  --------------
Initial Issuance of Common Stock
  October 21, 1983                          2,408   $         2             -   $           -             -   $           -
Adjustment to Give Effect
  to Recapitalization on
  December 15, 1986
Cancellation of Shares                     (2,202)           (2)            -               -             -               -
                                      ------------  ------------  ------------  --------------  ------------  --------------

                                              206             -             -               -             -               -
Balance - October 21, 1983
Shares Issued By Tensiodyne
  Corporation in Connection
  with Pooling of Interests                42,334            14             -               -             -               -
Net (Loss), Year Ended
 December 31, 1983                              -             -             -               -             -               -
                                      ------------  ------------  ------------  --------------  ------------  --------------

Balance, January 1, 1984                   42,540            14             -               -             -               -
Capital Contribution                            -            28             -               -             -               -
Issuance of Common Stock                    4,815             5             -               -             -               -
Costs Incurred in Connection
  with Issuance of Stock                        -             -             -               -             -               -
Net (Loss), Year Ended
 December 31, 1984                              -             -             -               -             -               -
                                      ------------  ------------  ------------  --------------  ------------  --------------

Balance, January 1, 1985                   47,355            47             -               -             -               -
Shares Contributed Back
  to Company                                 (315)           (0)            -               -             -               -
Capital Contribution                            -             -             -               -             -               -
Sale of 12,166 Warrants at
  $1.50 Per Warrant                             -             -             -               -             -               -
Shares Cancelled                           (8,758)           (9)            -               -             -               -
Net (Loss), Year Ended
 December 31, 1985                              -             -             -               -             -               -
                                      ------------  ------------  ------------  --------------  ------------  --------------

                                                             DEFICIT
                                          CAPITAL          ACCUMULATED
                                        IN EXCESS OF       DEVELOPMENT
                                         PAR VALUE            STAGE
                                      ----------------  ------------------
Initial Issuance of Common Stock
  October 21, 1983                    $         2,498   $               -
Adjustment to Give Effect
   to Recapitalization on
  December 15, 1986
Cancellation of Shares                             (2)                  -
                                      ----------------  ------------------

                                                2,496                   -
Balance - October 21, 1983
Shares Issued By Tensiodyne
  Corporation in Connection
  with Pooling of Interests                     4,328                   -
Net (Loss), Year Ended
 December 31, 1983                                  -              (4,317)
                                      ----------------  ------------------

Balance, January 1, 1984                        6,824              (4,317)
Capital Contribution                           21,727                   -
Issuance of Common Stock                       10,695                   -
Costs Incurred in Connection
  with Issuance of Stock                       (2,849)                  -
Net (Loss), Year Ended
 December 31, 1984                                  -             (21,797)
                                      ----------------  ------------------

Balance, January 1, 1985                       36,397             (26,114)
Shares Contributed Back
  to Company                                        -                   -
Capital Contribution                          200,555                   -
Sale of 12,166 Warrants at
  $1.50 Per Warrant                            18,250                   -
Shares Cancelled                                    9                   -
Net (Loss), Year Ended
 December 31, 1985                                  -            (252,070)
                                      ----------------  ------------------


          See accompanying notes and independent accountants' report.

                                                 MATERIAL TECHNOLOGIES, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                           CLASS A COMMON               CLASS B COMMON            CLASS A PREFERRED STOCK
                                      --------------------------  ----------------------------  ----------------------------
                                         SHARES                      SHARES                       SHARES
                                      OUTSTANDING      AMOUNT     OUTSTANDING       AMOUNT      OUTSTANDING       AMOUNT
                                      ------------  ------------  ------------  --------------  ------------  --------------
Balance, January 1, 1986                   38,282            38             -               -             -               -
Net (Loss), Year Ended
 December 31, 1986                              -             -             -               -             -               -
                                      ------------  ------------  ------------  --------------  ------------  --------------

Balance, January 1, 1987                   38,282            38             -               -             -               -
Issuance of Common Stock upon
  Exercise of Warrants                        216             -             -               -             -               -
Net (Loss), Year Ended
 December 31, 1987                              -             -             -               -             -               -
                                      ------------  ------------  ------------  --------------  ------------  --------------

Balance, January 1, 1988                   38,498            38             -               -             -               -
Issuance of Common Stock
Sale of Stock (Unaudited)                   2,544             3             -               -             -               -
Services Rendered (Unaudited)               3,179             3             -               -             -               -
Net (Loss), Year Ended
  December 31, 1988 (Unaudited)                 -             -             -               -             -               -
                                      ------------  ------------  ------------  --------------  ------------  --------------

Balance, January 1, 1989 (Unaudited)       44,221            44             -               -             -               -
Issuance of Common Stock
Sale of Stock                               4,000             4             -               -             -               -
Services Rendered                          36,000            36             -               -             -               -
Net (Loss), Year Ended
 December 31, 1989                              -             -             -               -             -               -
                                      ------------  ------------  ------------  --------------  ------------  --------------

Balance, January 1, 1990                   84,221            84             -               -             -               -
Issuance of Common Stock
Sale of Stock                               2,370             2             -               -             -               -
Services Rendered                           6,480             7             -               -             -               -
Net Income, Year Ended
 December 31, 1990                              -             -             -               -             -               -
                                      ------------  ------------  ------------  --------------  ------------  --------------

Balance January 1, 1991                    93,071            93             -               -             -               -
Issuance of Common Stock

                                                             DEFICIT
                                          CAPITAL          ACCUMULATED
                                        IN EXCESS OF       DEVELOPMENT
                                         PAR VALUE            STAGE
                                      ----------------  ------------------
Balance, January 1, 1986                      255,211            (278,184)
Net (Loss), Year Ended
 December 31, 1986                                  -             (10,365)
                                      ----------------  ------------------

Balance, January 1, 1987                      255,211            (288,549)
Issuance of Common Stock upon
  Exercise of Warrants                         27,082                   -
Net (Loss), Year Ended
 December 31, 1987                                  -             (45,389)
                                      ----------------  ------------------

Balance, January 1, 1988                      282,293            (333,938)
Issuance of Common Stock
Sale of Stock (Unaudited)                     101,749                   -
Services Rendered (Unaudited)                  70,597                   -
Net (Loss), Year Ended
  December 31, 1988 (Unaudited)                     -            (142,335)
                                      ----------------  ------------------

Balance, January 1, 1989 (Unaudited)          454,639            (476,273)
Issuance of Common Stock
Sale of Stock                                   1,996                   -
Services Rendered                              17,964                   -
Net (Loss), Year Ended
 December 31, 1989                                  -             (31,945)
                                      ----------------  ------------------

Balance, January 1, 1990                      474,599            (508,218)
Issuance of Common Stock
Sale of Stock                                  59,248                   -
Services Rendered                              32,393                   -
Net Income, Year Ended
 December 31, 1990                                  -             133,894
                                      ----------------  ------------------

Balance January 1, 1991                       566,240            (374,324)
Issuance of Common Stock


          See accompanying notes and independent accountants' report.

                                                 MATERIAL TECHNOLOGIES, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                           CLASS A COMMON               CLASS B COMMON            CLASS A PREFERRED STOCK
                                      --------------------------  ----------------------------  ----------------------------
                                         SHARES                      SHARES                       SHARES
                                      OUTSTANDING      AMOUNT     OUTSTANDING       AMOUNT      OUTSTANDING       AMOUNT
                                      ------------  ------------  ------------  --------------  ------------  --------------
Sale of Stock                                 647             1             -               -       350,000             350
Services Rendered                           4,371             4             -               -             -               -
Conversion of Warrants                         30             -
Conversion of Stock                        (6,000)           (6)       60,000              60             -               -
Net (Loss), Year Ended
 December 31, 1991                              -             -             -               -             -               -
                                      ------------  ------------  ------------  --------------  ------------  --------------

Balance January 1, 1992                    92,119            92        60,000              60       350,000             350
Issuance of Common Stock
Sale of Stock                              20,000            20             -               -             -               -
Services Rendered                           5,400             5             -               -             -               -
Conversion of Warrants                      6,000             6             -               -             -               -
Sale of Class B Stock                           -             -        60,000              60             -               -
Issuance of Stock to
  Unconsolidated Subsidiary                 4,751             5             -               -             -               -
Conversion of Stock                         6,000             6       (60,000)            (60)            -               -
Cancellation of Shares                     (6,650)           (7)            -               -             -               -
Net (Loss), Year Ended
 December 31, 1992                              -             -             -               -             -               -
                                      ------------  ------------  ------------  --------------  ------------  --------------

Balance January 1, 1993                   127,620           127        60,000              60       350,000             350
Issuance of Common Stock
Licensing Agreement                        12,500            13             -               -             -               -
Services Rendered                          67,030            67             -               -             -               -
Warrant Conversion                         56,000            56             -               -             -               -
Cancellation of Shares                    (31,700)          (32)            -               -             -               -
Net (Loss) for Year Ended
 December 31, 1993                              -             -             -               -             -               -
                                      ------------  ------------  ------------  --------------  ------------  --------------

Balance January 1, 1994                   231,449           231        60,000              60       350,000             350

Adjustment to Give Effect
  to Recapitalization on

                                                             DEFICIT
                                          CAPITAL          ACCUMULATED
                                        IN EXCESS OF       DEVELOPMENT
                                         PAR VALUE            STAGE
                                      ----------------  ------------------
Sale of Stock                                 273,335                   -
Services Rendered                              64,880                   -
Conversion of Warrants                              -
Conversion of Stock                                 -                   -
Net (Loss), Year Ended
 December 31, 1991                                  -            (346,316)
                                      ----------------  ------------------

Balance January 1, 1992                       904,455            (720,640)
Issuance of Common Stock
Sale of Stock                                  15,980                   -
Services Rendered                              15,515                   -
Conversion of Warrants                         14,994                   -
Sale of Class B Stock                          14,940                   -
Issuance of Stock to
  Unconsolidated Subsidiary                    71,659                   -
Conversion of Stock                                 -                   -
Cancellation of Shares                              7                   -
Net (Loss), Year Ended
 December 31, 1992                                  -            (154,986)
                                      ----------------  ------------------

Balance January 1, 1993                     1,037,550            (875,626)
Issuance of Common Stock
Licensing Agreement                             6,237                   -
Services Rendered                              13,846                   -
Warrant Conversion                            304,943                   -
Cancellation of Shares                         (7,537)                  -
Net (Loss) for Year Ended
 December 31, 1993                                  -            (929,900)
                                      ----------------  ------------------

Balance January 1, 1994                     1,355,039          (1,805,526)

Adjustment to Give Effect
  to Recapitalization on


          See accompanying notes and independent accountants' report.

                                                 MATERIAL TECHNOLOGIES, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                           CLASS A COMMON               CLASS B COMMON            CLASS A PREFERRED STOCK
                                      --------------------------  ----------------------------  ----------------------------
                                         SHARES                      SHARES                       SHARES
                                      OUTSTANDING      AMOUNT     OUTSTANDING       AMOUNT      OUTSTANDING       AMOUNT
                                      ------------  ------------  ------------  --------------  ------------  --------------
February 1, 1994                          30,818            31              -               -             -               -
Issuance of Shares for
Services Rendered                         223,000           223             -               -             -               -
Sale of Stock                           1,486,112         1,486             -               -             -               -
Issuance of Shares for
the Modification of Agreements             34,000            34             -               -             -               -
Net (Loss) for the Year
Ended December 31, 1994                         -             -             -               -             -               -
                                      ------------  ------------  ------------  --------------  ------------  --------------

Balance January 1, 1995                 2,005,380         2,005        60,000              60       350,000             350

Issuance of Common Stock
  in Consideration for
  Modification of Agreement               152,500           153             -               -             -               -
Net (Loss) for the Year
Ended December 31, 1995 -                       -             -             -               -             -               -
                                      ------------  ------------  ------------  --------------  ------------  --------------

Balance January 1, 1996                 2,157,880         2,157        60,000              60       350,000             350

Issuance of Shares for
  Services Rendered                       164,666           165             -               -             -               -
Sale of Stock                              70,000            70             -               -             -               -
Issuance of Shares for
  the Modification of Agreements          250,000           250             -               -             -               -
Cancellation of Shares Held
  in Treasury                             (62,000)          (62)            -               -             -               -
Net (Loss) for the Year
  Ended December 31, 1996                       -             -             -               -             -               -
                                      ------------  ------------  ------------  --------------  ------------  --------------

Balance January 1, 1997                 2,580,546         2,580        60,000              60       350,000             350


Sale of Stock                             100,000           100             -               -             -               -


                                                             DEFICIT
                                          CAPITAL          ACCUMULATED
                                        IN EXCESS OF       DEVELOPMENT
                                         PAR VALUE            STAGE
                                      ----------------  ------------------
 February 1, 1994                             385,393                   -
Issuance of Shares for
Services Rendered                                   -                   -
Sale of Stock                                  23,300                   -
Issuance of Shares for
the Modification of Agreements                    (34)                  -
Net (Loss) for the Year
Ended December 31, 1994                             -            (377,063)
                                      ----------------  ------------------

Balance January 1, 1995                     1,763,698          (2,182,589)

Issuance of Common Stock
  in Consideration for
  Modification of Agreement                         -                   -
Net (Loss) for the Year
Ended December 31, 1995 -                           -            (197,546)
                                      ----------------  ------------------

Balance January 1, 1996                     1,763,698          (2,380,135)

Issuance of Shares for
  Services Rendered                            16,301                   -
Sale of Stock                                 173,970                   -
Issuance of Shares for
  the Modification of Agreements                 (250)                  -
Cancellation of Shares Held
  in Treasury                                (154,538)                  -
Net (Loss) for the Year
  Ended December 31, 1996                           -            (450,734)
                                      ----------------  ------------------

Balance January 1, 1997                     1,799,181          (2,830,869)


Sale of Stock                                  99,900                   -


          See accompanying notes and independent accountants' report.

                                                 MATERIAL TECHNOLOGIES, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                           CLASS A COMMON               CLASS B COMMON            CLASS A PREFERRED STOCK
                                      --------------------------  ----------------------------  ----------------------------
                                         SHARES                      SHARES                       SHARES
                                      OUTSTANDING      AMOUNT     OUTSTANDING       AMOUNT      OUTSTANDING       AMOUNT
                                      ------------  ------------  ------------  --------------  ------------  --------------
Conversion of Indebtedness                800,000           800             -               -             -               -
Class A Common Stock Issued
in Cancellation of $372,000
Accrued Wages Due Officer               1,499,454         1,500             -               -             -               -
Issuance of Shares for
Services Rendered                         247,000           247             -               -             -               -
Adjustment to Give Effect
to Recapitalization on
9-Mar-97                                  560,000           560             -               -             -               -
Net (Loss) for the Year
Ended December 31, 1997                         -             -             -               -             -               -
                                      ------------  ------------  ------------  --------------  ------------  --------------
                                        5,787,000         5,787        60,000              60       350,000             350
Shares Issued in Cancellation
of Indebtedness                         2,430,000         2,430             -               -             -               -
Conversion of Options                     500,000           500             -               -             -               -
Issuance of Shares for
Services Rendered                       1,121,617         1,122             -               -             -               -
Shares Issued in Cancellation
of Redeemable Preferred Stock              50,000            50             -               -             -               -
Shares Returned to Treasury
and Cancelled                            (560,000)         (560)            -               -             -               -
Modification  of Royalty Agreement        733,280           733             -               -             -               -
Issuance of Warrants to Officer                 -             -             -               -             -               -
Net (Loss) for the Year
Ended December 31, 1998                         -             -             -               -             -               -
                                      ------------  ------------  ------------  --------------  ------------  --------------
                                       10,061,897   $    10,062        60,000   $          60       350,000   $         350
Shares Issued in Cancellation
  of Indebtedness                       2,175,000         2,175             -               -             -               -
Issuance of Shares for
  Services Rendered                     1,255,000         1,255             -               -             -               -
Shares Issued in Modification

                                                             DEFICIT
                                          CAPITAL          ACCUMULATED
                                        IN EXCESS OF       DEVELOPMENT
                                         PAR VALUE            STAGE
                                      ----------------  ------------------
Conversion of Indebtedness                    165,200                   -
Class A Common Stock Issued
in Cancellation of $372,000
Accrued Wages Due Officer                     370,500                   -
Issuance of Shares for
Services Rendered                               2,224                   -
Adjustment to Give Effect
to Recapitalization on
9-Mar-97                                         (560)                  -
Net (Loss) for the Year
Ended December 31, 1997                             -            (133,578)
                                      ----------------  ------------------
                                            2,436,445          (2,964,447)
Shares Issued in Cancellation
of Indebtedness                               167,570                   -
Conversion of Options                         124,500                   -
Issuance of Shares for
Services Rendered                             111,040                   -
Shares Issued in Cancellation
of Redeemable Preferred Stock                 149,950                   -
Shares Returned to Treasury
and Cancelled                                     560                   -
Modification  of Royalty Agreement              6,599                   -
Issuance of Warrants to Officer                27,567                   -
Net (Loss) for the Year
Ended December 31, 1998                             -            (549,187)
                                      ----------------  ------------------
                                      $     3,024,231   $      (3,513,634)
Shares Issued in Cancellation
  of Indebtedness                             164,492                   -
Issuance of Shares for
  Services Rendered                            93,844                   -
Shares Issued in Modification


          See accompanying notes and independent accountants' report.

                                                 MATERIAL TECHNOLOGIES, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                           CLASS A COMMON               CLASS B COMMON            CLASS A PREFERRED STOCK
                                      --------------------------  ----------------------------  ----------------------------
                                         SHARES                      SHARES                       SHARES
                                      OUTSTANDING      AMOUNT     OUTSTANDING       AMOUNT      OUTSTANDING       AMOUNT
                                      ------------  ------------  ------------  --------------  ------------  --------------
  of Licensing Agreement                  672,205           672             -               -             -               -
Sale of Stock                             433,333           433             -               -             -               -
Net (Loss) for the Year
Ended December 31, 1999                         -             -             -               -             -               -
                                      ------------  ------------  ------------  --------------  ------------  --------------

                                       14,597,435   $    14,597        60,000   $          60       350,000   $         350

Issuance of Shares for
  Services Rendered                       699,500           699             -               -             -               -
Shares Issued to Investors
  Pursuant to Settlement Agreement         65,028            65             -               -             -               -
Shares Issued for Cash
  and Non-Recourse Promissory Notes     5,000,000         5,000             -               -             -               -
Shares Issued for Cash                    400,000           400             -               -             -               -
Shares Issued in Cancellation
of Indebtedness                           100,000           100             -               -             -               -
Shares Issued as Compensation
  Pursuant to Escrow Agreement          4,183,675         4,184             -               -             -               -
Shares Returned from Escrow              (400,000)         (400)            -               -             -               -
Common Shares Converted
  into Class B Common                     (40,000)          (40)       40,000              40             -               -
Preferred Shares Converted
  into Common                              12,529            13             -               -       (12,529)            (13)
Net (Loss) for the Year
Ended December 31, 2000                         -             -             -               -             -               -
                                      ------------  ------------  ------------  --------------  ------------  --------------

  Balance December 31, 2000            24,618,167   $    24,618       100,000   $         100       337,471   $         337

Issuance of Shares for
  Services Rendered                     6,185,000         6,185             -               -             -               -
Shares Issued for Cash                  4,932,358         4,932             -               -             -               -
Shares Issued in Connection
  with Private Offering                   697,853           698             -               -             -               -

                                                             DEFICIT
                                          CAPITAL          ACCUMULATED
                                        IN EXCESS OF       DEVELOPMENT
                                         PAR VALUE            STAGE
                                      ----------------  ------------------
  of Licensing Agreement                         (672)                  -
Sale of Stock                                 173,107                   -
Net (Loss) for the Year
Ended December 31, 1999                             -            (539,283)
                                      ----------------  ------------------

                                      $     3,455,002   $      (4,052,917)

Issuance of Shares for
  Services Rendered                            83,251                   -
Shares Issued to Investors
  Pursuant to Settlement Agreement                (65)                  -
Shares Issued for Cash
  and Non-Recourse Promissory Notes         1,990,000                   -
Shares Issued for Cash                        281,294                   -
Shares Issued in Cancellation
of Indebtedness                                99,900                   -
Shares Issued as Compensation
  Pursuant to Escrow Agreement                      -                   -
Shares Returned from Escrow                       400                   -
Common Shares Converted
  into Class B Common                               -                   -
Preferred Shares Converted
  into Common
Net (Loss) for the Year                             -                   -
Ended December 31, 2000                             -            (459,129)
                                      ----------------  ------------------

  Balance December 31, 2000           $     5,909,782   $      (4,512,046)

Issuance of Shares for
  Services Rendered                           390,693                   -
Shares Issued for Cash                        281,635                   -
Shares Issued in Connection
  with Private Offering                          (698)                  -


          See accompanying notes and independent accountants' report.

                                                 MATERIAL TECHNOLOGIES, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                           CLASS A COMMON               CLASS B COMMON            CLASS A PREFERRED STOCK
                                      --------------------------  ----------------------------  ----------------------------
                                         SHARES                      SHARES                       SHARES
                                      OUTSTANDING      AMOUNT     OUTSTANDING       AMOUNT      OUTSTANDING       AMOUNT
                                      ------------  ------------  ------------  --------------  ------------  --------------
Shares Issued to Officer                6,000,000         6,000             -               -             -               -
Net (Loss) for the Year
Ended December 31, 2001                         -             -             -               -             -               -
                                      ------------  ------------  ------------  --------------  ------------  --------------
  Balance December 31, 2001            42,433,378   $    42,433       100,000   $         100       337,471   $         337
                                      ============  ============  ============  ==============  ============  ==============

                                                             DEFICIT
                                          CAPITAL          ACCUMULATED
                                        IN EXCESS OF       DEVELOPMENT
                                         PAR VALUE            STAGE
                                      ----------------  ------------------

Shares Issued to Officer                      414,000                   -
Net (Loss) for the Year
Ended December 31, 2001                             -          (2,432,638)
                                      ----------------  ------------------
  Balance December 31, 2001           $     6,995,412   $      (6,944,684)
                                      ================  ==================


          See accompanying notes and independent accountants' report.

                                          MATERIAL TECHNOLOGIES, INC.
                                         (A Development Stage Company)
                                           STATEMENTS OF CASH FLOWS


                                                                                                     From Inception
                                                                                                   (October 21, 1983)
                                                                                                         Through
                                                             1999            2000         2001      December 31, 2001
                                                      ------------------  ----------  ------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                   $        (539,283)  $(459,129)  $(2,432,638)  $      (6,944,684)
                                                      ------------------  ----------  ------------  ------------------
  Adjustments to Reconcile Net Income (Loss) to
  Net Cash Provided  (Used) by Operating Activities
     Depreciation and Amortization                                2,242       2,948         3,292             177,865
     Interest Income Accrued  on Stock
       Subcription Receivable                                    (1,432)    (98,557)      (98,298)           (198,287)
     Bad Debts                                                        -                                        50,000
     Gain on Sale of Securities                                  (4,396)          -             -            (196,596)
     Charge off of Investment in Joint Venture                        -           -        33,000              33,000
     Officer's and Director's Compensation on Stock
       Subscription Modification                                      -           -     1,500,000           1,500,000
     Charge off of Deferred Offering Costs                            -           -             -              36,480
     Charge off Long-lived Assets due to Impairment                   -           -             -              92,919
     Gain on Foreclosure                                              -           -             -             (18,697)
     Modification of Royalty Agreement                                -           -             -               7,332
     (Increase) Decrease in  Receivables                         57,941     112,364      (255,073)           (336,005)
     (Increase) Decrease in Prepaid Expenses                       (268)          -          (212)               (159)
     Loss on Sale of Equipment                                        -                                        12,780
     Issuance of Common  Stock for Services                      95,100      88,133       816,878           1,438,275
     Issuance of Common  Stock for Agreement
       Modifications                                                  -           -             -                 152
     Forgiveness of Indebtedness                                      -           -             -             165,000
    Increase (Decrease) in Accounts
       Payable and Accrued Expenses                             222,471       8,441       267,742           1,187,614
    Interest Accrued on Notes Payable                            57,500      57,062        67,718             272,755
    Increase in Research and Development
       Sponsorship Payable                                            -           -             -             218,000
    (Increase) in Note for Litigation Settlement                      -           -             -             (25,753)
    (Increase) in Deposits                                            -           -             -              (2,189)
                                                      ------------------  ----------  ------------  ------------------
    TOTAL ADJUSTMENTS                                           429,158     170,391     2,335,047           4,414,486
                                                      ------------------  ----------  ------------  ------------------
        NET CASH PROVIDED (USED) BY
        OPERATING ACTIVITIES                                   (110,125)   (288,738)      (97,591)         (2,530,198)
                                                      ------------------  ----------  ------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds From Sale of Equipment                                    -           -             -              10,250
   Purchase of Property and Equipment                            (1,490)          -        (5,961)           (236,864)
   Proceeds from Sale of Securities                               4,396           -             -             283,596
   Purchase of Securities                                             -           -             -             (90,000)
   Proceeds from Foreclosure                                          -           -             -              44,450
   Investment in Joint Venture                                  (18,000)    (15,000)            -            (102,069)
   Payment for License Agreement                                      -           -             -              (6,250)
                                                      ------------------  ----------  ------------  ------------------

       NET CASH PROVIDED (USED) BY
      INVESTING ACTIVITIES                                      (15,094)    (15,000)       (5,961)            (96,887)
                                                      ------------------  ----------  ------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of Common Stock                                    150,000     274,288       366,126           1,747,733
    Costs incurred in Offering                                        -           -       (79,559)           (111,039)
    Sale of Common Stock Warrants                                     -           -             -              18,250
    Sale of Preferred Stock                                           -           -             -             258,500
    Sale of Redeemable Preferred Stock                                -           -             -             150,000
    Capital Contributions                                             -           -             -             301,068
    Payment on Proposed Reorganization                                -           -             -              (5,000)
    Loans  From  Officers                                       102,198       8,000        42,800             778,805
    Repayments to Officer                                       (71,500)    (39,500)      (53,300)           (508,832)
    Increase in Loan Payable-Others                               7,405           -             -             172,069
                                                      ------------------  ----------  ------------  ------------------


                               See accompanying notes.

                                          MATERIAL TECHNOLOGIES, INC.
                                         (A Development Stage Company)
                                           STATEMENTS OF CASH FLOWS


                                                                                           From Inception
                                                                                         (October 21, 1983)
                                                                                               Through
                                                       1999            2000       2001    December 31, 2001
                                                -------------------  ---------  --------  ------------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES  $          188,103   $242,788   $276,067  $        2,801,554
                                                -------------------  ---------  --------  ------------------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                  62,884    (60,950)   172,515             174,469
BEGINNING BALANCE  - CASH AND
      CASH EQUIVALENTS                                          20     62,904      1,954                   -
                                                -------------------  ---------  --------  ------------------
ENDING BALANCE  - CASH AND CASH
     EQUIVALENTS                                            62,904   $  1,954   $174,469  $          174,469
                                                ===================  =========  ========  ==================

SUPPLEMENTAL INFORMATION:

   A. Definition of Cash and Cash Equivalents

      For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

   B. Interest and Income Taxes Paid

      Interest Paid During Period               $            2,500   $  2,565   $  2,565
                                                ===================  =========  ========
      Income Taxes Paid                         $                0   $  2,400   $    800
                                                ===================  =========  ========

   C. Non Cash Investing and Financing Activities

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

     During 2000, a holder of 12,259 shares of the Company's Preferred Stock converted all of his shares into 12,259 shares of common.

     Under a settlement agreement, during 2000, the Company issued 65,028 shares of common stock to investors who were defrauded by a former consultant of the Company.

     During 2000, the Company issued to its President 4,650,000 shares of its common stock in exchange for $4,650 and a $1,855,350 promissory note bearing interest at 8% due May 2005. Shares issued were valued at $.40 per share.

     During 2000, the Company issued to a Director 350,000 shares of its common stock in exchange for $350 and a $139,650 promissory note bearing interest at 8% due May 2005. Shares issued were valued at $.40 per share.

     Through a stock grant, the Company in 2000 issued to its President
          4,183,675 shares of its common stock for future compensation. These shares are held in escrow and have restrictive covenants.

     During 2001, the Company issued 697,853 shares of its common stock as additional consideration in the raising of $365,496 through its private offering.

     During 2001, the Company issued as collateral to a financial institution
          60,000,000 shares of its common stock in connection with obtaining a Straight Documentary Credit in the amount of $12,500,000. The shares can not be sold until certain contingencies lapse (see Note 8i)


                               See accompanying notes.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION

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

     c.   Net  Loss  Per  Share

          The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS") that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS.

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS


     f)   Concentration  of  Credit  Risk

          Currently, the Company's only source of income comes from its sub-contracts for Electrochemical Fatigue Sensor ("EFS") research with the United States Air Force contractors. The Company believes these contracts will continue through 2002.

     g)   Stock  Based  Compensation

          For 1998 and subsequent years, the Company has adopted FASB Statement 123 which establishes a fair value method of accounting for its stock-based compensation plans. Prior to 1998, the Company used APB Opinion 25.

     h)   Investment  in  Unconsolidated  Subsidiaries

          Investments in companies in which the Company has less than a 20% interest are carried at cost. The Company includes dividends received from those companies in other income. The Company applies dividends received in excess of the Company's proportionate share of accumulated earnings as a reduction of the cost of the investment.

     i)   Revenue  Recognition

          The  Company  recognizes  revenue  at  the time services are rendered.


NOTE  3  -  INTANGIBLES

     Intangible  assets  consist  of  the  following:

                                Period  of       December  31,
                                Amortization    2000       2001
                                              ---------  ---------
Patent Costs                        17 Years  $ 28,494   $ 28,494
License Agreement                   20 Years     6,250      6,250
     (See Note 4)
Website                             5  Years        --      5,200
                                              ---------  ---------
                                                34,744     39,944
Less Accumulated Amortization                  (22,032)   (24,281)
                                              ---------  ---------

                                              $ 12,712   $ 15,663
                                              =========  =========

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS


     Amortization charged to operations for 1999, 2000, and 2001, were $1,989, $1,989, and $2,249, respectively.


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

     The Company and the University agreed to modify the terms of the licensing agreement and related obligation. The modified agreements increase the University's royalty to 7% of the sale of related products, the issuance of additional shares of the Company's Common Stock to equal 5% of the outstanding stock of the Company as of the effective date of the modified agreements, and to pay to the University 30% of any amounts raised by the Company in excess of $150,000 (excluding amounts received on government grants or contracts) up to the amount owing to the University.

     The parties agreed that the balance owed on the Sponsorship Agreement was $200,000 and commencing June 30, 1997, the balance due will accrue interest at a rate of 1.5% per month until the loan matures on December 16, 2001, when the loan balance and accrued interest become fully due and payable. In addition, under the agreement, Mr. Bernstein agreed to limit his compensation from the Company to $150,000 per year until the loan and accrued interest is fully paid. Interest charged to operations for 1999, 2000, and 2001, relating to this obligation was $43,303, $54,638, and $64,472, respectively. The balance of the note at December 31, 2000, and 2001, was $358,181 and $422.653, respectively,

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS


     As of December 31, 2001, the Company was required to issue additional 1,404,464 shares to the University pursuant to the revised agreement. The Company is currently in discussions with the University regarding the issuance of the shares and other related matters.


NOTE 5 - PROPERTY AND EQUIPMENT

     The  following  is  a  summary  of  property  and  equipment:

                                         December  31,
                                      2000          2001
                                  -----------  ------------

     Office Equipment             $   23,380   $    24,142
     Remote Monitoring System            --             --
     Manufacturing Equipment         100,067       100,067
                                  -----------  ------------
                                     123,447       124,209
       Less: Accumulated
         Depreciation               (120,457)     (121,501)
                                  -----------  ------------
                                  $    2,990   $     2,708
                                  ===========  ============

     Depreciation charged to operations was $253, $959, and $1,044, in 1999, 2000, and 2001, respectively. The useful lives of office equipment for the purpose of computing depreciation are five years. Management will commence depreciating its manufacturing equipment upon the commencement of the manufacturing of its products.

     The Company's equipment has been pledged as collateral on the agreement with Advanced Technology Center (See Note 8(b)).


NOTE 6 - NOTES PAYABLE

     On May 27, 1994, the Company borrowed $25,000 from Mr. Sherman Baker, a current shareholder. The loan is evidenced by a promissory note that is assessed interest at major bank prime rate. The note matures on May 31, 2002, when principal and accrued interest become fully due and payable. The Company has pledged its patents as collateral against this loan.

     As additional consideration for the loan, the Company granted to Mr. Baker, a 1% royalty interest in the Fatigue Fuse and a 0.5% royalty interest in the Electrochemical Fatigue Sensor. The Company has not placed a value on the royalty interest granted. The balance due on this loan as of December 31, 2000, and 2001, was $53,991, and $57,237, respectively. Interest charged to operations for 1999, 2000 and 200 was $4,640, $3,245, and $3,246, respectively.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS


     In October 1996, the Company borrowed $25,000 from an unrelated third party. The loan was assessed interest at an annual rate of 11% and matured on October 15, 2000. In addition the Company issued warrants to the lender for the purchase of 2,500 shares of the Company's common stock at a price of $1.00 per share. The loan balance as of December 31, 2000 and 2001 was $25,527 and $25,527, respectively. Interest charged to operations on this loan in 1999, 2000, and 2001, were $2,750, $2,750, and $2,750, respectively.

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

     An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will materialize. As of December 31, 2001, the Company has unused operating loss carryforwards, which may provide future tax benefits in the amount of approximately $4,825,000 which expire in various years through 2021.

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS


          terms, obligated the Company to pay the Partnership a royalty of 10% of future gross sales. The Company's obligation to the Partnership is limited to the capital contributed to it by its partners in the amount of approximately $912,500 and accrued interest.

     b. On August 30, 1986, the Company entered into a funding agreement with the Advanced Technology Center ("ATC"), whereby ATC paid $45,000 to the Company for the purchase of a royalty of 3% of future gross sales and 6% of sublicensing revenue. The royalty is limited to the $45,000 plus an 11% annual rate of return. At December 31, 2000, and 2001, the future royalty commitment was limited to $204,639 and $227,149, respectively.

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

          At December 31, 2000, and 2001, the total future royalty commitments, including the accumulated 26% annual rate of return, were limited to approximately $1,369,233, and $1,725,234, respectively. If the Company defaults on the agreement, then the obligation relating to this agreement becomes secured by the Company's patents, products, and accounts receivable, which may be related to technology developed with the funding.

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

     e. In February 1995, the Company entered into an agreement with an unrelated third party for providing the idea of pursuing U.S. government appropriations, funding, and program contracts and subcontracts for the enhancement and application of the Company's technologies. He would receive a number of the Company's Common Stock

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS


          equal to 1/2% of the number of shares outstanding for his idea, and 2% of shares outstanding on the date of the first government funding or contract award, 15% of the amount of the total government program amounts awarded through August 7, 2001, and an appointment to the Company's Board of Directors. Funds due him are to be paid only when such funds become available to the Company from profits before taxes, interest and depreciation, and not from any U.S. government programs or appropriations.

          The Agreement contains anti-dilution provisions relating to the shares to be issued that expire once $50,000 is paid. The Company's obligation to have this person as a Director expires once all amounts due are paid. The contingent amount due has been personally guaranteed by the Company's President and is secured by the Company's patents, subject to a prior lien in favor of the Company's President. The personal guarantee expires upon the individual receiving $100,000, which the Company believes occurred on May 1, 1998 when the third party was issued 244,427 shares of stock (2 % of shares outstanding).

          The Company and the third part disagree as to the amount owed and the timing of payment under the Agreement, and attempted to settle the disagreements amicably in 2000-2001. But, on April 30, 2001 the third party sued the Company and its President to recover his 15% contingent fee immediately out of all government and private funding-which the Company believes voids the entire agreement, because the company believes that it violates federal public policy and also federal empowerment statutes prohibiting such a result, and no money would be due him. And, the Company counter-sued to recover 195,542 shares (2% outstanding) issued to him on May 1, 1998.


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

          A summary of royalty interests that the Company has granted and are outstanding as of December 31, 2001, follows:

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

          Rental expense charged to operations for the years ended December 31, 1999, 2000, and 2001 was approximately $25,375, $23,129, and $29,468, which  consisted  solely  of  minimum  rental  payments.

          In addition to rent, the Company is obligated to pay property taxes, insurance, and other related costs associated with the leased office.


          Minimum rental commitments under the noncancelable leases expire as follows:

                   Year Ended 2002                    $  11,740

     i.   Straight  Documentary  Credit

          On  October  10, 2001, the Company entered into an arrangement whereby

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS


          Allied Boston Group will provide the Company with a Straight Documentary Credit for $12,500,000. Under the terms of the commitment, the Company will pledge sufficient shares of its common stock to equal 125% of the Straight Documentary Credit. Under the initial terms, the shares were valued at $.27 per share. If the Company's stock price goes lower, then additional shares will be pledged. If the stock price goes to a $1.00 per share, then Allied Boston is required to liquidate a sufficient number of shares to pay off the amount funded through this Straight Documentary Credit. After the amount is paid off, Allied Boston will retain 25 million shares of the Company's common stock. Any remaining shares will be returned to the Company;

          Upon funding through the Straight Documentary Credit, the Company is required to pay a Success Fee to Allied Boston in the amount of 8% of the amount funded of which 50% will be paid in cash and the remainder of the fee will be paid through the issuance of the Company's common stock to be valued at market value at the time of issuance. As long as the Documentary Credit is in force, Allied Boston will have 2 voting seats on the Company's Board. All out-of-pocket expenses pertaining to the issuance of the instrument will be borne by the Company.

          In October 2001, the Company issued 60,000,000 shares of its common stock as collateral to Allied Boston pursuant to the terms of the agreement, and in January 2002, the Company issued 40,000,000 shares as additional collateral. As indicated the selling of these shares are contingent upon the occurrence of future events. Therefore the Company treats these shares as issued but not outstanding.

     j)   Litigation

          1) On April 30, 2001, Stephen Beck, a former consultant filed a complaint against the Company and its President (Stephen Forest Beck vs. Robert M. Bernstein, Material Technologies, Inc. etal. Los Angeles Superior Court No. BC249547, filed April 30, 2001) alleging breach of contract a declaration of his contract rights, and fraud. The complaint all relates to a February 8, 1995, consulting agreement under which Mr. Beck was to provide assistance in the Company obtaining a government contract private funding. Mr. Beck claims that over $1.5 million in contingent consulting fees are immediately due, as Matech has obtained funding through four since 1995. In addition, he is seeking punitive damages in an unspecified amount.

               Counsel, who is representing the Company in this lawsuit, believes that the likelihood of Mr. Beck winning any compensation is poor based upon the merits of his case. Trial is set to begin on May 20, 2002.

          2) On April 30, 2001, the Company filed a complaint against Mr. Beck (Material Technologies, Inc. v Stephen Forrest Beck, L.A. Superior Court No BC249495) for the recission of the consulting agreement the return of 195,542 shares of common stock issued to

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS


               him pursuant to the above indicated consulting contract, and attorney's fees, interest, and the cost of the lawsuit. The case has been consolidated with the above-reference suit and also goes to trial on May 20, 2002.


NOTE 9 - INVESTMENTS

     a) The Company owns 65,750 shares of Class A Common Stock of Tensiodyne Corporation. At December 31, 2001, there was no market for these shares and the Company valued its interest at $0.

     d) During 2001, the Company abandoned its 5% interest in Antaeus Research, LLC. and charged its total investment of $33,000 to operations. Prior to its abandonment, the Company accounts for this investment under the Cost Method.


NOTE 10 - STOCKHOLDERS' EQUITY


     a.   Common  Stock

          The holders of the Company's Common Stock are entitled to one vote per share of common stock held.

     b.   Class  B  Common  Stock

          The holders of the Company's Class B Common Stock are not entitled to dividends, nor are they entitled to participate in any proceeds in the event of a liquidation of the Company. However the holders are entitled to 1,000 votes for each share of Class B Common held.

     c.   Class  A  Preferred  Stock

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS


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


     d.   Issuances  Involving  Non-cash  Consideration

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS


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

          On January 31, 2000, the Company issued 50,000 shares of common stock to a member of its advisory board. These shares were valued at $5,000. On February 8, 2000, the Company issued 10,000 shares of common stock to a consultant who assisted in developing the Company's web site. The Company valued these shares at $1,000. On February 28, 2000, the
          Company issued 200,000 of common stock to a consultant for financial services. These shares were valued at $20,000. Also on February 28, 2000, the Company issued 4,500 of common stock to a public relations consultant. These shares were valued at $4,500. On March 9, 2000, the Company issued 100,000 of common stock to a consultant in cancellation of $100,000 due. On March 13, 2000, the Company issued two consultants a total of 75,000 shares of common stock for services relating to the development of the fatigue fuse. These shares were valued at $7,500. On March 21, 2000, the Company's President returned to the Company 40,000 shares of Common stock in exchange for receiving 40,000 shares of Class B common stock. On March 29, 2000, the Company issued 50,000 shares of common stock to a consultant for financial services. These shares were valued at $10,000. On April 11, 2000, the Company issued 15,000 shares of common stock to consultant relating to the operations of the Company joint venture. These shares were valued at $3,000. On April 11, 2000, the Company issued 25,000 shares of common stock for advisory services. These shares were valued at $5,000. On April 28, 2000, the Company issued 30,000 shares of common stock for advisory services. These shares were valued at $12,000. On May 4, 2000, the Company issued 12,529 shares of its common stock in exchange for 12,529 shares of its preferred stock. The preferred shares were subsequently cancelled. On May 25, 2000, the Company issued its President 4,650,000 shares its common stock in exchange for $4,650 and a $1,855,350 non-recourse promissory note bearing interest at an annual rate of 8%. On the same day, the Company issued 350,000 shares its common stock to a Director in exchange for $350 and a $139,650 non-recourse promissory note bearing interest at an annual rate of 8%. Both notes mature on May 25, 2005, when the principal and accrued

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS


          interest becomes fully due and payable. On July 13, 2000, the Company issued 40,000 shares of its common stock for legal services. These shares were valued at $10,000. On October 27, 2000, the Company issued 4,183,675 to its President for futures services to be rendered pursuant to a stock grant and escrow agreement. As discussed further in Note 11, these shares are held in escrow, subject to substantial restrictions and the actual shares that may vest to the President could be substantially less then the number of shares placed in escrow. These shares were valued at par. On November 14, 2000, pursuant to the stock grant and escrow agreement, the President returned 400,000 shares of common stock to the Company that were subsequently cancelled. On the same day, 400,000 shares were issued in exchange for $22,490. On December 19, 2000, the Company issued 200,000 shares of its common stock to a consultant. These shares were valued at $10,000. During January and February 2000, the Company issued 65,028 shares of its common stock to investors who were defrauded by a former consultant of the Company. These shares were valued at par. In February 2000, the Company received $251,798 from the proceeds from the sale of shares of DCH Technologies, Inc. These shares were placed in a brokerage account in 1998 by a shareholder of the Company on the Company's behalf. The Company had no access to the account. Due to the restrictive covenants of the brokerage account, the Company did not reflect the transaction on its financial statements prior to 2000, when the shares were sold. The Company credited the proceeds to additional paid-in capital.


          On January 9, 2001, the Company issued 100,000 shares of its common stock to a member of the Company's advisory board for consulting services. These shares were valued at $5,000. Also on January 9, 2001, the Company issued 50,000 shares of its common stock to a consultant for services rendered. These shares were valued at $2,500. On January 10, 2001, the Company issued 100,000 shares each to two employees pertaining to services rendered on the Company's research project. These shares were valued at $10,000. On January 11, 2001, the Company issued 100,000 shares of its common stock to an attorney for legal services. These shares were valued at $10,000. On March 6, 2001, the Company issued its President 6,000,000 shares of common stock for services rendered. These shares were valued at $420,000. On April 6, 2001, the Company issued a consultant 200,000 shares of its common stock for services rendered. These shares were valued at $10,000. On April 17, 2001, the Company issued a consultant 250,000 shares of its common stock for services rendered. These shares were valued at $12,500. On April 20, 2001, the Company issued to two consultant 50,000 shares each of its common stock for marketing services rendered. These shares were valued at $5,000. On May 3, 2001, the Company issued to one of employees 100,000 shares of its common stock for services rendered on the Company's research project. These shares were valued at $5,000. Also May 3, 2001, the Company issued a consultant 100,000 shares of its common stock for services rendered. These shares were valued at $5,000. On June 8, 2001, the Company issued a consultant 1,000,000 shares of its common stock for past

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS


          marketing services rendered. These shares were valued at $50,000. On June 12, 2001, the Company issued its Executive assistant 25,000 shares of its common stock for services rendered. These shares were valued at $1,250. On July 5, 2001, the Company issued an attorney 50,000 shares of its common stock for legal services rendered. These shares were valued at $10,000. On July 26, 2001, the Company issued a consultant 200,000 shares of its common stock for services rendered. These shares were valued at $9,100. On August 6, 2001, the Company issued a consultant 125,000 shares of its common stock for services rendered. These shares were valued at $8,125. On August 9, 2001, the Company issued an attorney 265,000 shares of its common stock for services rendered. These shares were valued at $26,500. On August 29, 2001, the Company issued 50,000 shares of its common stock to one consultant and 300,000 shares of its common stock to another consultant for services rendered. These shares were valued at $22,750. On September 6, 2001, the Company issued a consultant 37,500 shares of its common stock for services rendered. These shares were valued at $2,438. On September 14, 2001, the Company issued a consultant 50,000 shares of its common stock for services rendered. These shares were valued at $3,250. On September 19, 2001, the Company issued a consultant 125,000 shares of its common stock for services rendered. These shares were valued at $8,125. On October 8, 2001, the Company issued to two of its employees 300,000 shares of its common stock each for services rendered in connection with the Company research project. These shares were valued at $39,000. On October 16, 2001, the Company issued a consultant 50,000 shares of its common stock for services rendered. These shares were valued at $1,853. On October 18,, 2001, the Company issued its Executive assistant 20,000 shares of its common stock for services rendered. These shares were valued at $1,300. On October 23, 2001, the Company issued an attorney 150,000 shares of its common stock for services rendered. These shares were valued at $15,000. On October 25, 2001, the Company issued 697,853 as additional fees pertaining to its Regulation S offeringThese shares were valued at $48,850. On November 6, 2001, the Company issued an attorney 350,000 shares of its common stock for legal services rendered. These shares were valued at $35,000. On November 14, 2001, the Company issued a consultant 150,000 shares of its common stock for services rendered. These shares were valued at $9,750. On November 17, 2001, the Company issued to the same consultant 107,500 shares of its common stock for services rendered. These shares were valued at $6,988. On December 20, 2001, the Company issued to three consultants a total of 530,000 shares of its common stock for services rendered. These shares were valued at $34,450.

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

     c.   During  2000,  the  President advanced the Company $8,000 and received
          $39,500 from the Company. The outstanding amount due from the President as of December 31, 2000 is $22,052. The amount of interest credited to operations for 2000 totaled $822.

          As of December 31, 2000, the Company accrued $40,000 of unpaid compensation owed its President.

     d. On May 25, 2000, the Company issued its President 4,650,000 shares its common stock in exchange for $4,650 and a $1,855,350 non-recourse promissory note bearing interest at an annual rate of 8%. On the same day, the Company issued 350,000 shares its common stock to a Director in exchange for $350 and a $139,650 non-recourse promissory note bearing interest at an annual rate of 8%. Both notes mature on May 25, 2005, when the principal and accrued interest becomes fully due and payable. At the date of issuance, the shares were valued by the Company at $.40 per share.

     e. On October 27, 2000, the Company issued 4,183,675 shares to its President for future compensation pursuant to a Stock Escrow/Grant Agreement. Under the terms of the agreement, the President is required to hold these shares in escrow. While in escrow, the President cannot vote the shares but has full rights as to cash and non-cash dividends, stock splits or other change in shares. Any additional shares issued to the President by reason of the ownership of the 4,183,675 shares will also be escrowed under the same terms of the agreement.

          Upon the exercise by certain holders of Company options or warrants or upon the need by the Company, in the sole discretion of the Board, to issue common stock to certain individuals or entities, the number of shares required for issuance to these holders will be returned from escrow by the President thereby reducing the number of shares he holds. The shares held in escrow are non-transferable and will be granted to the Company's President only upon the exercise or expiration of all of the options and warrants, the direction of the Board, in its sole discretion, or the mutual agreement by the President and the Board of Directors to terminate the agreement. The Company valued these shares at par. Upon the actual grant of the remaining shares to the President, the shares issued will be valued its market value when issued and charged to operations as compensation. As of December 31, 2001, 400,000 of these shares were issued to a unrelated third part

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS


     f. On February 19, 2001, the Company issued its President 6,000,000 shares of common stock for services rendered. These shares were valued at $420,000.

     g. In June 2001, the Company's Board of Directors authorized the reduction in the amount owed by the President and a Director on non-recourse promissory notes referred to in footnote (d) above to $460,350 and $34,650, respectively. The reduction was due to the substantial reduction in the market value of the Company's stock. The $1,500,000 reduction was charged to general and administrative expenses.

     h. During 2001, the President advanced the Company $42,000 and received $53,300 from the Company. The outstanding amount due from the President as of December 31, 2001 is $35,880. The amount of interest credited to operations for 2001 totaled $3,327.

          For 2001, the Company accrued $30,000 of unpaid compensation owed its President.


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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS


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

     c) In February 2002, the Company adopted the 2002 Stock Issuance/Stock Plan, and reserved 20,000,000 shares of its common stock for distribution under the Plan. Eligible Plan participants include employees, advisors, consultants, and officers who provide services to the Company. The option price shall be 100% of the fair market value of a share of common stock at either, a) date of grant or such other day as the as the Board may determine. Options issued under this plan expire 5 years from date of grant.

     The following is summary of the 1996 and 1998 Stock option plans:

                          1996 STOCK OPTION PLAN     1998 STOCK OPTION PLAN         1998 STOCK PLAN
                          ------------------------  --------------------------  ------------------------
                                        WEIGHTED                    WEIGHTED                   WEIGHTED
                                        AVERAGE                     AVERAGE                     AVERAGE
                          NUMBER OF     EXERCISE     NUMBER OF      EXERCISE      NUMBER OF    EXERCISE
                            SHARES       PRICE         SHARES        PRICE         SHARES        PRICE
OUTSTANDING DEC 31, 1998           -  $          -    350,000.00  $          -              -  $       -
                          ==========  ============  ============  ============  =============  =========
GRANTED                            -  $          -    750,000.00  $       0.25              -  $       -
EXERCISED                          -  $          -    100,000.00  $       0.35              -  $       -
FORFIETED                          -  $          -             -  $          -                 $       -
                          ----------  ------------  ------------  ------------  -------------  ---------
OUTSTANDING DEC 31, 1999           -  $          -  1,000,000.00  $          -  $           -  $       -
                          ==========  ============  ============  ============  =============  =========
GRANTED                            -  $          -             -                $6,800,000.00  $       -
EXERCISED                          -  $          -     50,000.00  $       0.25  $5,894,500.00  $    0.41
FORFIETED                          -  $          -             -  $          -                         -
                          ----------  ------------  ------------  ------------  -------------  ---------
OUTSTANDING DEC 31, 2000           -  $          -    950,000.00  $          -  $  905,500.00  $       -
                          ==========  ============  ============  ============  =============  =========

GRANTED                            -  $          -             -                               $       -
EXERCISED                          -  $          -    950,000.00  $       0.10  $  905,500.00  $    0.10
FORFIETED                          -  $          -             -  $          -                 $       -
                          ----------  ------------  ------------  ------------  -------------  ---------
OUTSTANDING DEC 31, 2001           -  $          -             -  $          -  $           -  $       -
                          ==========  ============  ============  ============  =============  =========

WEIGHTED AVERAGE FAIR VALUE OF OPTIONS GRANTED
   DURING 1999                                                    $       0.00
                                                                  ============

WEIGHTED AVERAGE FAIR VALUE OF OPTIONS GRANTED
   DURING 2000                                                    $       0.00
                                                                  ============

WEIGHTED AVERAGE FAIR VALUE OF OPTIONS GRANTED
   DURING 2001                                                    $       0.00
                                                                  ============



NOTE 13 - SUBSEQUENT EVENTS

On January 9, 2002, the Company issued 14,300 shares of its common stock through its Regulation S offering.

On January 10, 2002, the Company issued 20,000 shares of its common stock to a consultant for services rendered.

On January 17, 2002, the Company issued 213,500 shares of its common stock through its Regulation S offering.

On January 22, 2002, the Company issued 40,000,000 shares of its common stock to Allied Boston pursuant to the terms of the Straight Documentary Credit as discussed in Note 8(i) to the financial statements.

On January 25, 2002, the Company issued 15,000 shares of its common stock to a consultant for services rendered.

On January 30, 2002, the Company issued 296,500 shares of its common stock through its Regulation S offering.

On February 11, 2002, the Company issued 4,000 shares of its common stock to a consultant for services rendered.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS


Also on February 11, 2002, the Company issued 150,000 shares of its common stock to a consultant for services rendered.

On February 13, 2002, the Company issued 400,000 shares of its common stock to a consultant for services rendered.

On February 20, 2002, the Company issued 195,000 shares of its common stock through its Regulation S offering.

On February 27, 2002, the Company issued 50,000 shares of its common stock to a consultant for services rendered.

On February 28, 2002, the Company issued 250,000 shares of its common stock to a consultant for services rendered.

Also on February 28, 2002, the Company issued 100,000 shares of its common stock to a consultant for services rendered.

Also on February 28, 2002, the Company issued its Executive Assistant 25,000 shares of its common stock for services rendered.

Also on February 28, 2002 the Company issued 50,000 shares of its common stock to a consultant for services rendered.

On March 1, 2002, the Company issued 100,000 shares of its common stock to a consultant for services rendered.

Also on March 1, 2002, the Company issued 100,000 shares of its common stock to a consultant for services rendered.

Also on March 1, 2002, the Company issued 580,824 shares of its common stock through its Regulation S offering.

On March 12, 2002, the Company issued 5,000 shares of its common stock to a consultant for services rendered.

Also on March 12, 2002, the Company issued 80,000 shares of its common stock to a consultant for services rendered.

Also on March 12, 2002, the Company issued 80,000 shares of its common stock to a consultant for services rendered.

On March 13, 2002, the Company issued 125,000 shares of its common stock to a consultant for services rendered.

Also on March 13, 2002, the Company issued 150,000 shares of its common stock to a consultant for services rendered.

On March 19, 2002, the Company issued 150,000 shares of its common stock through its Regulation S offering.

On March 20, 2002, the Company issued 25,000 shares of its common stock to a consultant for services rendered.