Form 10-Q
period 2002-03-31
MATERIAL TECHNOLOGIES INC /CA/
filed 2002-05-03
CIK 1036668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:  March 31, 2002         Commission file number:  33-23617

                           MATERIAL TECHNOLOGIES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)



                   Delaware                                     95-4622822
---------------------------------------------                 -------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this form 10-K. [ ]

     The aggregate market value of the voting stock held by Non-affiliates of the registrant at May 1, 2002 was $ 3,263,402

     Documents  incorporated  by  reference-None.

                                      INDEX



                                                                           PAGE
                                                                          ------

Part  1.  Financial  Statements

     Balance Sheets                                                        3 - 4

     Statements  of  Operations  -
          First Quarter Ended March 31, 2001 and 2002 and from
          the Company's inception (October 21, 1983) through
          March 31, 2002                                                       5


     Statements  of  Cash  Flows
          First Quarter Ended March 31, 2001 and 2002 and from
          the Company's inception (October 21, 1983) through
          March 31, 2002                                                   6 - 7


     Notes to Financial Statements                                             8


     Management's Discussion and Analysis                                      9



Part  2.  Other  Information                                                  10

MATERIAL  TECHNOLOGIES,  INC.
(A  Development  Stage  Company)
BALANCE  SHEETS
==================================================================================

                                             December 31,          March 31.
                                                 2001                 2002
                                           -----------------  --------------------
                                                                  (Unaudited)
ASSETS

  CURRENT ASSETS
    Cash and cash equivalents              $         174,469  $            302,716
     Receivable due on research contract             285,677               257,743
    Receivable from officer                           35,880                60,185
    Prepaid expenses                                       -                79,166
                                           -----------------  --------------------

      TOTAL CURRENT ASSETS                           496,026               699,810
                                           -----------------  --------------------

  FIXED ASSETS
    Property and equipment, net
       of accumulated depreciation                     2,708                 2,405
                                           -----------------  --------------------

  OTHER ASSETS
    Intangible assets, net of
       accumulated amortization                       15,663                14,907
    Refundable deposit                                 2,348                 2,348
                                           -----------------  --------------------

      TOTAL OTHER ASSETS                              18,011                17,255
                                           -----------------  --------------------

      TOTAL ASSETS                         $         516,745  $            719,470
                                           =================  ====================


                               See accompanying notes

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
BALANCE SHEETS
====================================================================================================================

                                                                              December 31,           March 31.
                                                                                  2001                 2,002
                                                                           ------------------  ---------------------
                                                                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS'  (DEFICIT)

  CURRENT LIABILITIES
    Legal fees payable                                                     $         282,950   $            281,114
    Fees payable to R&D subcontractor                                                196,043                135,117
    Consulting fees payable                                                            5,525                      -
    Accounting fees payable                                                           42,417                 34,278
    Other accounts payable                                                             8,801                  5,892
    Accrued expenses                                                                  43,213                 34,636
    Accrued officer wages                                                             70,000                 80,000
    Notes payable - current portion                                                   25,688                 25,688
    Loans payable - others                                                            57,406                 58,055
                                                                           ------------------  ---------------------

      TOTAL CURRENT LIABILITIES                                                      732,043                654,780

    Payable on research and
       development sponsorship                                                       422,653                441,673
                                                                           ------------------  ---------------------

      TOTAL LIABILITIES                                                            1,154,696              1,096,453
                                                                           ------------------  ---------------------


  STOCKHOLDERS' EQUITY (DEFICIT)
    Class A Common Stock, $.001 par value, authorized 200,000,000 shares, 102,433,378 shares issued , 42,433,378 shares outstanding and 60,000,000 Shares Held in Reserve at December 31, 2001,
      and 149,125,389 shares issued, 49,125,389 shares outstanding
     and 100,000,000 shares held in reserve at March 31, 2002                         42,433                 49,125
    Class B Common Stock, $.001 par value, authorized 100,000
       Shares, outstanding 100, 000 shares at December 31, 2001, and
       March 31, 2002                                                                    100                    100
     Class A Preferred, $.001 par value, authorized  50,000,000 Shares outstanding 337,471 shares at December 31, 2001 and March
       31, 2002                                                                          337                    337
    Additional paid in capital                                                     6,995,412              7,521,486
    Less notes receivable - common stock                                            (731,549)              (742,491)
    Deficit accumulated during the development stage                              (6,944,684)            (7,205,540)
                                                                           ------------------  ---------------------

    TOTAL STOCKHOLDERS' (DEFICIT)                                                   (637,951)              (376,983)
                                                                           ------------------  ---------------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
         (DEFICIT)                                                         $         516,745   $            719,470
                                                                           ==================  =====================


                                              See accompanying notes

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
===================================================================================================

                                                                                   From Inception
                                                     For the Three Months Ended  (October 21, 1983)
                                                              March 31,                Through
                                                         2001          2002        March 31, 2002
                                                     ------------  ------------  -------------------
                                                     (Unaudited)   (Unaudited)       (Unaudited)
REVENUES
  Sale of fatigue fuses                              $         -   $         -   $           64,505
  Sale of royalty interests                                    -             -              198,750
  Research and development revenue                       264,760       330,809            4,894,298
  Test services                                                -             -               10,870
                                                     ------------  ------------  -------------------
    TOTAL REVENUES                                       264,760       330,809            5,168,423
                                                     ------------  ------------  -------------------

COSTS AND EXPENSES
  Research and development                               210,616       252,346            4,408,974
  General and administrative                             540,664       330,779            7,865,972
                                                     ------------  ------------  -------------------
    TOTAL COSTS AND EXPENSES                             751,280       583,125           12,274,946
                                                     ------------  ------------  -------------------
    INCOME (LOSS) FROM OPERATIONS                       (486,520)     (252,316)          (7,106,523)
                                                     ------------  ------------  -------------------

OTHER INCOME (EXPENSE)
  Expense reimbursed                                           -             -                4,510
  Interest income                                         41,150        12,616              260,434
  Interest expense                                       (17,814)      (20,356)            (336,343)
  Gain on sale of  stock                                       -             -              207,497
  Loss on abandonment of interest in joint venture             -             -              (33,000)
  Miscellaneous income                                         -             -               25,145
  Loss on sale of equipment                                    -             -              (12,780)
  Gain on foreclosure                                          -             -               18,697
  Modification of royalty agreement                            -             -               (7,332)
  Settlement of teaming agreement                              -             -               50,000
  Litigation settlement                                        -             -               18,095
                                                     ------------  ------------  -------------------
    TOTAL OTHER INCOME                                    23,336        (7,740)             194,923
                                                     ------------  ------------  -------------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEMS AND PROVISION FOR INCOME TAXES                  (463,184)     (260,056)          (6,911,600)
PROVISION FOR INCOME TAXES                                  (800)         (800)             (11,000)
                                                     ------------  ------------  -------------------
    NET INCOME (LOSS) BEFORE
      EXTRAORDINARY ITEMS                               (463,984)     (260,856)          (6,922,600)
 EXTRAORDINARY ITEMS
  Forgiveness of indebtness                                    -             -             (289,940)
  Utilization of operating  loss carryforward                  -             -                7,000
                                                     ------------  ------------  -------------------
    NET INCOME (LOSS)                                $  (463,984)  $  (260,856)  $       (7,205,540)
                                                     ============  ============  ===================

PER SHARE DATA
  Basic income (loss) before extraordinary item      $     (0.02)  $     (0.01)
  Basic extraordinary items                                    -             -
                                                     ------------  ------------
    BASIC NET INCOME (LOSS) PER SHARE                $     (0.02)  $     (0.01)
                                                     ============  ============
   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         27,685,389    44,819,027
                                                     ============  ============


                                   See accompanying notes

MATERIAL  TECHNOLOGIES,  INC.
(A  Development  Stage  Company)
STATEMENTS  OF  CASH  FLOWS
========================================================================================================================

                                                                                                         From Inception
                                                                           For the Three Months Ended  (October 21, 1983)
                                                                                   March 31,                Through
                                                                                2001          2002       March 31, 2002
                                                                            ------------  ------------  ----------------
                                                                            (Unaudited)   (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                         $  (463,984)  $  (260,856)  $    (7,205,540)
                                                                            ------------  ------------  ----------------
  Adjustments to reconcile net income
    (loss) to net cash provided
    (used) in operating activities
  Depreciation and amortization                                                     737         1,059           178,924
  Accrued interest income                                                       (41,150)      (12,247)         (210,534)
  Gain on sale of securities                                                          -             -          (196,596)
  Charge off of investment in joint venture                                                                      33,000
  Officers' and directors compensation on stock subscription modification                                     1,500,000
  Charge off of deferred offering costs                                               -             -            36,480
  Charge off of long-lived assets due to impairmant                                   -             -            92,919
  Modification of royalty agreement                                                   -             -             7,332
  Gain on foreclosure                                                                 -             -           (18,697)
  (Increase) decrease in accounts receivable                                   (123,985)       27,934          (308,071)
  (Increase) decrease in prepaid expense                                              -       (79,166)          (79,325)
  Loss on sale of equipment                                                           -             -            12,780
  Issuance of common  stock for services                                        442,500       186,400         1,624,675
  Issuance of stock for agreement modification                                        -             -               152
  Forgiveness of Indebtedness                                                         -             -           215,000
  Increase (decrease) in accounts
    payable and accrued expenses                                                173,282       (77,912)        1,109,702
  Interest accrued on note payables                                              17,127        19,669           292,424
  Increase in research and development
     sponsorship payable                                                              -             -           218,000
  (Increase) in note for litigation settlement                                        -             -           (25,753)
  (Increase) in Deposits                                                              -             -            (2,189)
                                                                            ------------  ------------  ----------------
    TOTAL ADJUSTMENTS                                                           468,511        65,737         4,480,223
                                                                            ------------  ------------  ----------------
  NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                                                           4,527      (195,119)       (2,725,317)
                                                                            ------------  ------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds From sale of equipment                                                     -             -            10,250
  Purchase of property and equipment                                                  -             -          (236,864)
  Proceeds from sale of securities                                                    -             -           283,596
  Purchase of securirties                                                             -             -           (90,000)
  Proceeds from foreclosure                                                           -             -            44,450
  Investment in joint ventures                                                        -             -          (102,069)
  Payment for license agreement                                                       -             -            (6,250)
                                                                            ------------  ------------  ----------------

  NET CASH PROVIDED (USED) BY
   INVESTING ACTIVITIES                                                               -             -           (96,887)
                                                                            ------------  ------------  ----------------


                                                     See accompanying notes

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
=================================================================================================

                                                                                From Inception
                                                  For the Three Months Ended  (October 21, 1983)
                                                          March 31,                 Through
                                                      2001          2002        March 31, 2002
                                                  ------------  ------------  -------------------
                                                  (Unaudited)   (Unaudited)       (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock net of offering costs  $         -   $   434,700   $        2,182,433
  Costs incurred in offerings                               -       (88,334)            (199,373)
  Sale of common stock warrants                             -             -               18,250
  Sale of preferred stock                                   -             -              258,500
  Sale of redeemable preferred stock                        -             -              150,000
  Capital contributions                                     -             -              301,068
  Payment on proposed reorganization                        -             -               (5,000)
  Loans  From  officer                                  1,600             -              778,805
  Repayments to officer                                (7,300)      (23,000)            (531,832)
  Increase in loan payable-others                           -             -              172,069
                                                  ------------  ------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:                  (5,700)      323,366            3,124,920
                                                  ------------  ------------  -------------------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                               (1,173)      128,247              302,716
BEGINNING BALANCE CASH AND
    CASH EQUIVALENTS                                    1,954       174,469                    -
                                                  ------------  ------------  -------------------
ENDING BALANCE CASH AND CASH
    EQUIVALENTS                                   $       781   $   302,716   $          302,716
                                                  ============  ============  ===================


                                See accompanying notes

                           MATERIAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


Note 1. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2002, and the results of its operations and cash flows for the three-month periods ended March 31, 2001 and 2002. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

                           MATERIAL TECHNOLOGIES, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS


RESULTS  OF  OPERATIONS  FOR  THE  THREE  MONTHS  ENDED MARCH 31, 2002 AND  2001
--------------------------------------------------------------------------------

     During the three-month period ended March 31, 2002, the Company generated approximately $330,809 under its research and development contracts as compared to $264,760 generated during the three-month period ended March 31, 2001.

     During the three-month periods ended March 31, 2002 and 2001, the Company incurred approximately $252,346 and $210,616, respectively, in development costs all of which related to the above-indicated contracts.

     General and administration costs were $330,779 and $540,664, respectively, for the three-month periods ended March 31, 2002 and 2001. The major expenses incurred during 2002 consisted of consulting in the amount of $198,285, officer's salary of $30,000, secretarial salary of $10,315, professional fees of $42,343, travel expenses of $8,622, and telephone expense of $8,671. Of the $198,285 incurred for consulting expense, $168,900 was through the issuance of 1,689,000 shares of the Company's common stock. Of the $42,343 incurred in professional fees, $17,500 was through the issuance of 175,000 shares of the Company's common stock.

     The major expenses incurred during the three-month period ended March 31, 2001 consisted of officer's salary of $450,000, office salaries of $9,903, consulting of $5,998, professional fees of $43,636, telephone of $2,060, and travel of $5,009. Officer's salary consists of $30,000 of accrued wages and the issuance of 6,000,000 shares of common stock valued at $420,000 for the amount of accrued compensation for the years 1991 through 1995.

     Interest credited to operations for 2002 and 2001 were $41,150 and $12,616, respectively. Significantly all interest income credited to operations has been accrued on non-recourse notes from the Company's president and a director totaling $495,000.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

Cash and cash equivalents as of March 31, 2002 and 2001 were $302,716 and $781, respectively.

During the first quarter of 2002, the Company received a total of $793,800, which consisted of $358,744 from its research and development contracts, $434,700 through the sale of 5,003,011 shares of its common stock and $356 in interest income. Of the $793,800 received, $554,219 was used in operations, $88,334 was incurred in the offering of the shares of common stock, and $23,000 was advanced to the Company's President.

During the first quarter of 2001, the Company received a total of $141,669, which consisted of $140,069 from its research and development contracts, and advances from its President totaling $1,600. Of the $141,669 received, $137,142 was used in operations and $7,300 was advanced to the Company's President.


     PART  II.  OTHER  INFORMATION


     ITEM  2.  CHANGES  IN  SECURITIES

          During the first quarter of 2002, the Company issued a total of 46,692,011 of its common stock, of which 40,000,000 shares were issued in connection with the Company's $12,500,000 straight documentary credit. These shares are held in reserve as collateral under the terms of the credit and are not available for sale. Of the remaining 6,692,011 shares issued, 5,003,011 were sold through Regulation S from which the Company received a total of $434,700, and 1,864,000 shares were issued to consultants and professionals for services rendered. The services rendered for these 1,864,000 shares were valued at $186,400.

          Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Material Technologies, Inc.
                           ---------------------------
                                   Registrant



                               s/s/ Robert M. Bernstein
                               ------------------------
                    Robert M. Bernstein, President and Chief
                                Financial Officer