Form 10-Q
period 2002-06-30
MATERIAL TECHNOLOGIES INC /CA/
filed 2002-08-13
CIK 1036668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

33-23617
(Commission file number)

Material Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction
of incorporation or organization)

95-4622822
(IRS Employer
Identification No.)

11661 San Vicente Boulevard
Suite 707
Los Angeles, California 90049
(Address of principal executive offices)

(310) 208-5589
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

[X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity; as of July 9, 2002 - 58,662,623 shares of common stock outstanding.

Material Technologies, Inc.

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets	3

	Statements of Operations	5
	Second Quarter Ended June 30, 2001 and 2002 and from the
	Company's inception (October 21, 1983) through June 30, 2002

	Statement of Cash Flows	6
	Second Quarter Ended June 30, 2001 and 2002 and from the
	Company's inception (October 21, 1983) through June 30, 2002

	Notes to Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	9

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Change in Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits and Reports on Form 8-K	11

SIGNATURES		12

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Material Technologies, Inc.
(A Development Stage Company)

BALANCE SHEETS

	December 31, 2001	June 30, 2002
		(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$174,469	$386,078
Receivable due on research contract	285,677	65,606
Receivable from officer	35,880	-
Prepaid expenses	-	109,166

Total current assets	496,026	560,850

Fixed Assets
Property and equipment,
net of accumulated depreciation	2,708	31,710

Other Assets
Intangible assets,
net of accumulated amortization	15,663	14,151
Refundable deposit	2,348	2,348

Total other assets	18,011	16,499

Total Assets	$ 516,745	$ 609,059

The accompanying notes are an integral part of the financial statements.

Material Technologies, Inc.
(A Development Stage Company)

BALANCE SHEETS

	December 31, 2001	June 30, 2002
		(Unaudited)
Liabilities and Stockholders' (Deficit)

Current Liabilities
Legal fees payable	$282,950	$281,257
Fees payable to R&D subcontractor	196,043	35,100
Consulting fees payable	5,525	-
Accounting fees payable	42,417	28,984
Other accounts payable	8,801	11,162
Accrued expenses	43,213	30,885
Accrued officer wages	70,000	33,115
Notes payable - current portion	25,688	25,688
Loans payable - others	57,406	58,704

Total Current Liabilities	732,043	504,895

Payable on research and development sponsorship	422,653	460,692

Total Liabilities	1,154,696	965,587

Stockholders' Equity (Deficit)
Class A Common stock, $.001 par value, authorized
200,000,000 shares; 102,433,378 shares issued,
42,433,378 shares outstanding, and 60,000,000
shares held in reserve at December 31, 2001,
and 157,012,623 shares issued, 57,012,623 shares
outstanding, and 100,000,000 shares held in reserve
at June 30, 2002	42,433	57,012
Class B Common Stock, $.001 par value, authorized
100,000 shares, outstanding 100,000 shares at
December 31, 2001 and June 30, 2002	100	100
Class A Preferred, $.001 par value, authorized 50,000,000
outstanding 337,471 shares at December 31, 2001, and
387,471 shares at June 30, 2002	337	387
Additional paid-in capital	6,995,412	7,832,734
Less notes receivable - common stock	(731,549)	(753,453)
Deficit accumulated during development stage	(6,944,684)	(7,493,308)

Total Stockholders' (Deficit)	(637,951)	(356,528)

Total Liabilities and Stockholders' (Deficit)	$ 516,745	$ 609,059

The accompanying notes are an integral part of the financial statements.

Material Technologies, Inc.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

					From Inception
					(October 21, 1983)
	For the Three Months Ended		For the Six Months Ended		Through
	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Sale of fatigue fuses	$-	$-	$-	$-	$64,505
Sale of royalty interests	-	-	-	-	198,750
Research and development revenue	346,295	130,513	611,055	461,323	5,024,812
Test services	-	-	-	-	10,870
Total Revenues	346,295	130,513	611,055	461,323	5,298,937

Costs and Expenses
Research and development	261,003	131,917	471,619	384,263	4,540,891
General and administrative	1,602,771	276,701	2,143,435	608,282	8,143,475
Total Costs and Expenses	1,863,774	408,618	2,615,054	992,545	12,684,366
Income (Loss) From Operations	(1,517,479)	(278,105)	(2,003,999)	(531,222)	(7,383,429)

Other Income (Expense)
Expense reimbursed	-	-	-	-	4,510
Interest income	37,295	11,493	78,445	24,110	271,928
Interest expense	(17,420)	(20,356)	(35,234)	(40,712)	(356,699)
Gain on sale of stock	-	-	-	-	207,497
Loss on abandonment of joint venture	-	-	-	-	(33,000)
Miscellaneous income	-	-	-	-	25,145
Loss on sale of equipment	-	-	-	-	(12,780)
Gain on foreclosure	-	-	-	-	18,697
Modification of royalty agreement	-	-	-	-	(7,332)
Settlement of teaming agreement	-	-	-	-	50,000
Litigation settlement	-	-	-	-	18,095
Total Other Income	19,875	(8,863)	43,211	(16,602)	186,061

Net Income (Loss) Before Extraordinary
Items and Provision for Income (287,768)	$ (1,961,588)	$ (548,624)	$ (7,493,308)

Per Share Data
Income (Loss) Before Extraordinary Item	$(0.05)	$(0.01)	$(0.07)	$(0.01)
Extraordinary Items	-	-	-	-
Net Income (Loss)	$ (0.05)	$ (0.01)	$ (0.07)	$ (0.01)
Weighted Average
Common Shares Outstanding	32,010,475	52,922,922	29,412,366	48,895,806

The accompanying notes are an integral part of the financial statements

Material Technologies, Inc.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

					From Inception
					(October 21, 1983))
	For the Three Months Ended		For the Six Months Ended		Through
	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$ (1,497,604)	$ (287,768)	$ (1,961,588)	$ (548,624)	$ (7,493,308)
Adjustments to reconcile net income
(loss) to net cash provided
(used) by operating activities
Depreciation and amortization	736	1,059	1,475	2,118	179,983
Accrued interest income	(37,294)	(10,962)	(78,444)	(23,209)	(221,496)
Gain on sale of stocks	-				(196,596)
Gain on foreclosure	-				(18,697)
Charge off of deferred offering costs	-				36,480
Charge off of long-lived assets
due to impairment	-				92,919
Loss on sale of equipment	-				12,780
Modification of royalty agreement	-				7,332
Issuance of common stock for services	1,533,750	155,167	1,976,250	341,567	1,779,842
Issuance of stock for agreement modification	-				152
Forgiveness of indebtedness	-				215,000
(Increase) decrease in accounts receivable	(109,374)	192,137	(233,359)	220,071	(115,934)
Charge off of investment in joint venture	-		-		33,000
Officers' and directors' compensation
on stock subscriptions modification					1,500,000
(Increase) decrease in prepaid expenses	-	(30,000)	-	(109,166)	(109,325)
Increase (decrease) in accounts payable
and accrued expenses	96,792	(83,649)	270,072	(161,561)	1,026,053
Interest accrued on notes payable	16,732	19,668	33,859	39,337	312,092
Increase in research and development
sponsorship payable			-		218,000
(Increase) in note for litigation settlement			-	-	(25,753)
(Increase) in deposits			-	-	(2,189)
Total Adjustments	1,501,342	243,420	1,969,853	309,157	4,723,643
Net Cash Provided (Used) By
Operating Activities	3,738	(44,348)	8,265	(239,467)	(2,769,665)

Cash Flows From Investing Activities
Proceeds from sale of equipment	-	-	-	-	10,250
Purchase of property and equipment	-	(29,608)	-	(29,608)	(266,472)
Proceeds from sale of stocks	-	-	-	-	283,596
Purchase of stocks	-	-	-	-	(90,000)
Investment in joint ventures	-	-	-	-	(102,069)
Proceeds from foreclosure	-	-	-	-	44,450
Payment for license agreement	-	-	-	-	(6,250)
Net Cash Provided (Used) By
Investing Activities	-	(29,608)	-	(29,608)	(126,495)

The accompanying notes are an integral part of the financial statements

Material Technologies, Inc.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

					From Inception
					(October 21, 1983))
	For the Three Months Ended		For the Six Months Ended		Through
	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows From Financing Activities
Issuance of common stock	$-	$147,129	$-	$581,830	$2,329,563
Costs incurred in Offering	-	(31,861)	-	(120,196)	(231,235)
Sale of common stock warrants	-	48,750	-	48,850	67,100
Sale of preferred stocks	-	-	-	-	258,500
Sale of redeemable preferred stock	-	-	-	-	150,000
Capital contributions	-	-	-	-	301,068
Payment on proposed reorganization	-	-	-	-	(5,000)
Loans from officers	12,700	-	14,300	-	778,805
Repayments to officer	(11,500)	(6,700)	(18,800)	(29,700)	(538,532)
Increase (decrease) in loans - other	-	-	-	-	172,069

Cash Flows From Financing Activities	1,200	157,318	(4,500)	480,784	3,282,338

Net Increase (Decrease) in Cash and Cash Equivalents	4,938	83,362	3,765	211,709	386,178
Beginning Balance Cash and Cash Equivalents	781	302,716	1,954	174,469	-
Ending Balance Cash and Cash Equivalents	$ 5,719	$ 386,078	$ 5,719	$ 386,178	$ 386,178

The accompanying notes are an integral part of the financial statements.

Material Technologies, Inc.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1.

In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2001 and 2002 and the results of operations and cash flows for the three month and six-month periods then ended. The operating results of the Company on a quarterly or semi-annual basis may not be indicative of operating results for the full year.

Note 2.

In May 2000, 4,650,000 shares of the Company’s common stock were issued to its President and 350,000 shares were issued to a director. In exchange for the 5,000,000 shares issued, the Company received $5,000 cash and non-recourse promissory notes with face values totaling $1,995,000. The notes mature in May 2005, and bear interest at an annual rate of 8%.

In June 2001, the Company’s board of directors authorized the reduction in the amount owed by the President and the director on these promissory notes to $460,350 and $34,650, respectively. The reduction was due to continuing negative market conditions and the substantial reduction in the market value of the Company’s common stock. The $1,500,000 reduction in the notes was charged to general and administrative expenses.

Note 3.

In June 2002, the Company issued 50,000 shares of preferred stock for $48,750. These preferred shares are convertible into 100,000 shares of the Company’s common stock.

Note 4.

In July 2002, the Company settled its pending lawsuit with Stephen Beck. Under the terms of the settlement, Mr. Beck will receive 1,000,000 shares of the Company common stock. The shares to be issued are non-dilutive.

In addition, pursuant to the agreement that the Company had with the attorneys who represented it in this matter, a contingent fee of $1,481,895 became due them upon the settlement of the case. This fee, however, is payable out of the Company’s earnings derived before interest, taxes, depreciation and amortization (EBIDA), limited each year to 25% of EBIDA. Unpaid amounts owed towards the fee accrue interest at a rate of 6% per annum until paid in full.

Material Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the six months ended June 30, 2002 and 2001

The Company had no sales during the six-month period ended June 30, 2002 or during the six month period ended June 30, 2001.

The Company generated $461,323 under its research and development contracts during the first two quarters of 2002, as compared to $611,055 that was generated during the same period in 2001.

Interest earned during the first two quarters in 2002 totaled $24,110, which mostly consisted of accrued interest earned on promissory notes due from the Company’s President and a director on stock purchased during the second quarter of 2000. Interest earned in 2001 amounted to $78,445 (See Note 2 to the financial statements).

During the six month period ended June 30, 2002, the Company incurred $384,263 in development costs of which $345,621 relates to subcontract costs.

During the same six month period in the prior year, the Company incurred $471,619 in development costs of which $416,476 relates to subcontract costs.

General and administrative costs were $608, 282 and $2,143,435, respectively, for the six-month periods ended June 30, 2002 and 2001.

The major costs incurred during 2002, included officer’s salary of $60,000 of which $30,000 was accrued, office salaries of $18,979, professional fees of $176,197, consulting fees of $260,940, travel of $16,309, telephone expense of $14,344, rent of $14,088, and office expense of $17,659.

Of the $176,197 in professional fees, $43,237 was paid in cash and the remaining $132,960 was paid through the issuance of 2,067,100 shares of the Company’s common stock. Of the $260,940 incurred in consulting fees, $53,493 was paid in cash and $207,447 was paid through the width="100%" size=2>

Material Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(continuation)

The major costs incurred during the three-month period in 2002, consisted of officer’s compensation of $30,000 of which $20,000 was accrued. Other expenses incurred during the three-months ended June 30, 2002 included professional fees of $133,853, consulting fees of $62,655, travel expenses of $7,686, telephone expense of $5,672, office expense of $9,084, and rent of $7,044.

Of the $133,853 in professional fees, $18,393 was paid in cash and the remaining $115,460 was paid through the issuance of 1,892,100 shares of the Company’s common stock. Of the $62,655 incurred in consulting fees, $9,162 was paid in cash and $38,547 was paid through the issuance of 1,119,918 shares of the Company’s common stock.

The major costs incurred during the three-month period in 2001, consisted of officer’s compensation of $1,425,000 of which $1,395,000 relates to the reduction on the amount due on a promissory note (see Note 2 to the financial statements) and $30,000 of accrued wages. Other expenses incurred during the three-months ended June 30, 2001, included consulting fees of $133,505, travel expenses of $2,770, telephone expense of $2,770, office expense of $2,495, and rent of $7,255.

Interest expense for the three-months ended June 30, 2002, totaled $20,356 as compared to $17,420 incurred during the same period in 2001.

Liquidity and Capital Resources

Cash and cash equivalents as of June 30, 2002 and 2001 were $386,078 and $5,719, respectively. During the first two quarters of 2002, the Company received a total of $1,312,816, which consisted of $681,382 from its research and development contracts, $581,830 through the sale of 8,100,484 shares of its common stock, $48,750 through the issuance of 100,000 shares of convertible preferred stock, and $854 in interest income. Of the $1,312,816 received, $920,849 was used in operations, $120,196 was paid in the offering of the shares of common stock, $29,608 was paid as partial payment towards the purchase of equipment used in the Company’s development of the Electrochemical Fatigue Sensor, and $29,700 was advanced to the Company's President. As of June 30, 2002, total amounts owed by the Company to its President for accrued wages of $100,000 were charged against the loans due from him amounting to $66,885, leaving a balance due him in the amount of $33,115.

During 2001, the Company generated net cash from operations of $3,738, During the period, the Company made advances of $18,800 to its officer and was repaid $14,300.

As indicated, as of June 30, 2002, the Company has available funds of $386,078. At its current rate of overhead, the Company has sufficient cash resources to fund approximately 7 months of current operating expenses. Without an infusion of capital through the sale of additional shares of its stock, the Company may not be able to continue operating after its current cash is depleted.

Material Technologies, Inc.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Change in Securities and Use of Proceeds

During second quarter of 2002, the Company issued a total of 8,001,565 shares of its common stock, of which 3,761,804 were sold through a Regulation S offering from which the Company received a total of $147,129. 3,291,018 shares were issued to consultants, professionals and others for services rendered, valued at a total of $171,417. 250,000 shares of common stock were returned to treasury by a consultant, which were subsequently cancelled. 674,267 additional shares were issued in connection with the Regulation S offering. 524,476 shares were issued to the University of Pennsylvania pursuant to the terms of a prior agreement with the University. Also during the second quarter of 2002, the Company issued 50,000 shares of its preferred stock for $48,750. These Preferred shares are convertible, at the option of the holder, into 100,000 shares of the Company’s common stock.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable

Item 5.	Other Information
None

Item 6. Exhibits and Reports on Form 8-K

Exhibits
Number	Description
10.1	Securities Subscription Agreement dated June 27, 2002 between the registrant and Gregory Bartko, Esq.
99.1	Certification of Chief Executive Officer and Principal Accounting Officer
Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

No filings were made during the period covered by this report.

Material Technologies, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Material Technologies, Inc.

By: /s/ Robert M. Bernstein
Robert M. Berstein, President and Chief Financial Officer

Date: July 31, 2002