Form 10-Q
period 2002-09-30
MATERIAL TECHNOLOGIES INC /CA/
filed 2002-11-08
CIK 1036668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

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
as of September 30, 2002:
Class A Common Stock - 76,194,623 shares outstanding, 102,000,000 shares held in reserve
Class B Common Stock - 100,000 shares outstanding
Class A Preferred - 487,471 shares outstanding

Material Technologies, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Index

		Page
		Number

Item 1.	Financial Statements

	Independent Accountant's Review Report	3

	Balance Sheets	4

	Statements of Operations	6
	Third Quarter Ended September 30, 2001 and 2002 and from the
	Company's inception (October 21, 1983) through September 30, 2002

	Statement of Cash Flows	7
	Third Quarter Ended September 30, 2001 and 2002 and from the
	Company's inception (October 21, 1983) through September 30, 2002

	Notes to Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	10

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Change in Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits and Reports on Form 8-K	12

SIGNATURES		13

INDEPENDENT ACCOUNT'S REVIEW REPORT

To the Board of Directors
Material Technologies, Inc.

We have reviewed the accompanying balance sheet of Material Technologies, Inc.. (a development stage company) as of September 30, 2002, and the related statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2001 and 2002 and from the Company’s inception (October 21, 1983) through September 30, 2002. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to the financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

s/ Jonathon P. Reuben CPA

Jonathon P. Reuben,
Certified Public Accountant
October 31, 2002

Material Technologies, Inc.
(A Development Stage Company)

BALANCE SHEETS

	December 31, 2001	September 30, 2002
		(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$174,469	$243,438
Receivable due on research contract	285,677	8,362
Receivable from officer	35,880	-
Prepaid expenses	-	-

Total current assets	496,026	251,800

Fixed Assets
Property and equipment,
net of accumulated depreciation	2,708	28,816

Other Assets
Intangible assets,
net of accumulated amortization	15,663	13,395
Refundable deposit	2,348	2,348

Total other assets	18,011	15,743

Total Assets	$ 516,745	$ 296,359

The accompanying notes are an integral part of the financial statements.

Material Technologies, Inc.
(A Development Stage Company)

BALANCE SHEETS

	December 31, 2001	September 30, 2002
		(Unaudited)
Liabilities and Stockholders' (Deficit)

Current Liabilities
Legal fees payable	$282,950	$1,758,113
Fees payable to R&D subcontractor	196,043	-
Consulting fees payable	5,525	-
Accounting fees payable	42,417	28,305
Other accounts payable	8,801	9,818
Accrued expenses	43,213	40,269
Accrued officer wages	70,000	36,115
Notes payable - current portion	25,688	25,688
Payable on research and development sponsorship	422,653	479,712
Loans payable - others	57,406	59,353

Total Current Liabilities	1,154,696	2,437,373

Stockholders' Equity (Deficit)
Class A Common stock, $.001 par value, authorized
200,000,000 shares; 102,433,378 shares issued,
42,433,378 shares outstanding, and 60,000,000
shares held in reserve at December 31, 2001,
and 178,194,623 shares issued, 76,194,623 shares
outstanding, and 102,000,000 shares held in reserve
at September 30, 2002	42,433	76,195
Class B Common Stock, $.001 par value, authorized
100,000 shares, outstanding 100,000 shares at
December 31, 2001 and September 30, 2002	100	100
Class A Preferred, $.001 par value, authorized 50,000,000
outstanding 337,471 shares at December 31, 2001, and
487,471 shares at September 30, 2002	337	487
Additional paid-in capital	6,995,412	8,364,504
Less notes receivable - common stock	(731,549)	(764,413)
Deficit accumulated during development stage	(6,944,684)	(9,817,887)

Total Stockholders' (Deficit)	(637,951)	(2,141,014)

Total Liabilities and Stockholders' (Deficit)	$ 516,745	$ 296,359

The accompanying notes are an integral part of the financial statements.

Material Technologies, Inc.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

					From Inception
					(October 21, 1983)
	For the Three Months Ended		For the Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2001	2002	2001	2002	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Sale of fatigue fuses	$-	$-	$-	$-	$ 64,505
Sale of royalty interests	-	-	-	-	198,750
Research and development revenue	427,004	-	1,038,060	461,323	5,024,812
Test services	-	-	-	-	10,870
Total Revenues	427,004	0	1,038,060	461,323	5,298,937

Costs and Expenses
Research and development	356,706	123,932	828,326	508,195	4,664,823
General and administrative	258,597	2,190,699	2,402,032	2,799,781	10,334,974
Total Costs and Expenses	615,303	2,314,631	3,230,358	3,307,976	14,999,797
Income (Loss) From Operations	(188,299)	(2,314,631)	(2,192,298)	(2,846,653)	(9,700,860)

Other Income (Expense)
Expense reimbursed	-	-	-	-	4,510
Interest income	11,487	11,947	89,933	36,057	283,875
Interest expense	(17,617)	(21,095)	(52,851)	(61,807)	(377,794)
Gain on sale of stock	-	-	-	-	207,497
Loss on abandonment of joint venture	-	-	-	-	(33,000)
Miscellaneous income	-	-	-	-	25,145
Loss on sale of equipment	-	-	-	-	(12,780)
Gain on foreclosure	-	-	-	-	18,697
Modification of royalty agreement	-	-	-	-	(7,332)
Settlement of teaming agreement	-	-	-	-	50,000
Litigation settlement	-	-	-	-	18,095
Utilization of Operating Loss Carryforward	-	-	-	-	7,000
Total Other Income	(6,130)	(9,148)	37,082	(25,750)	183,913

Net Income (Loss) Before Extraordinary
Items and Provision for Income Taxes	(194,429)	(2,323,779)	(2,155,216)	(2,872,403)	(9,516,947)
Provision for Income Taxes	-	(800)	(800)	(800)	(11,000)
Net Income (Loss) Before
Extraordinary Items	(194,429)	(2,324,579)	(2,156,016)	(2,873,203)	(9,527,947)
Extraordinary Items
Forgiveness of debt	-	-	-	-	(289,940)
Net (Loss)	$ (194,429)	$ (2,324,579)	$ (2,156,016)	$ (2,873,203)	$ (9,817,887)

Per Share Data
Income (Loss) Before Extraordinary Item	$(0.05)	$(0.06)	$(0.07)	$(0.05)
Extraordinary Items	-	-	-	-
Net Income (Loss)	$ (0.05)	$ (0.06)	$ (0.07)	$ (0.05)
Weighted Average
Common Shares Outstanding		39,032,997	31,272,062	54,377,617

The accompanying notes are an integral part of the financial statements

Material Technologies, Inc.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

					From Inception
					(October 21, 1931)
	For the Three Months Ended		For the Nine Months Ended		Through
	September 30,		September 30		September 30,
	2001	2002	2001	2002	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$ (194,429)	$ (2,324,579)	$ (2,156,016)	$ (2,873,203)	$ (9,817,887)
Adjustments to reconcile net income
(loss) to net cash provided
(used) by operating activities
Depreciation and amortization	738	3,650	2,211	5,768	183,633
Accrued interest income	(11,488)	(10,960)	(89,932)	(32,864)	(231,151)
Gain on sale of stocks	-				(196,596)
Gain on foreclosure	-				(18,697)
Charge off of deferred offering costs	-				36,480
Charge off of long-lived assets
due to impairment	-				92,919
Loss on sale of equipment	-				12,780
Modification of royalty agreement	-				7,332
Issuance of common stock for services	120,250	419,850	596,500	761,417	2,199,692
Issuance of stock for agreement modification	-				152
Forgiveness of indebtedness	-				215,000
(Increase) decrease in accounts receivable	81,108	57,244	(152,251)	277,315	(58,690)
Charge off of investment in joint venture	-		-		33,000
Officers' and directors' compensation
on stock subscriptions modification			1,500,000		1,500,000
(Increase) decrease in prepaid expenses	-	(109,166)	-	-	(159)
Increase (decrease) in accounts payable
and accrued expenses	(85,145)	1,445,505	184,928	1,283,944	2,471,558
Interest accrued on notes payable	811	649	2,434	642	273,397
Increase in research and development
sponsorship payable	16,118	19,020	-	57,059	275,059
(Increase) in note for litigation settlement			48,354	-	(25,753)
(Increase) in deposits			-	-	(2,189)
Total Adjustments	122,392	2,044,124	2,092,244	2,353,281	6,767,767
Net Cash Provided (Used) By
Operating Activities	(72,037)	(280,455)	(63,772)	(519,922)	(3,050,120)

Cash Flows From Investing Activities
Proceeds from sale of equipment	-	-	-	-	10,250
Purchase of property and equipment	(5,600)	-	(5,600)	(29,608)	(266,472)
Proceeds from sale of stocks	-	-	-	-	283,596
Purchase of stocks	-	-	-	-	(90,000)
Investment in joint ventures	-	-	-	-	(102,069)
Proceeds from foreclosure	-	-	-	-	44,450
Payment for license agreement	-	-	-	-	(6,250)
Net Cash Provided (Used) By
Investing Activities	(5,600)	-	(5,600)	(29,608)	(126,495)

The accompanying notes are an integral part of the financial statements

Material Technologies, Inc.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

					From Inception
					(October 21, 1983))
	For the Three Months Ended		For the Six Months Ended		Through
	September 30,		September 30,		September 30,
	2001	2002	2001	2002	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows From Financing Activities
Issuance of common stock	$230,309	$166,850	$230,309	$797,430	$2,545,163
Costs incurred in Offering	(47,281)	(29,035)	(47,281)	(149,231)	(260,270)
Sale of common stock warrants	-	-	-	-	18,250
Sale of preferred stocks	-	-	-	-	258,500
Sale of redeemable preferred stock	-	-	-	-	150,000
Capital contributions	-	-	-	-	301,068
Payment on proposed reorganization	-	-	-	-	(5,000)
Loans from officers	500	-	14,800	-	778,805
Repayments to officer	(10,000)	-	(28,800)	(29,700)	(538,532)
Increase (decrease) in loans - other	-	-	-	-	172,069

Cash Flows From Financing Activities	173,528	137,815	169,028	618,499	3,420,053

Net Increase (Decrease) in Cash and Cash Equivalents	95,891	(142,640)	99,656	68,969	243,438
Beginning Balance Cash and Cash Equivalents	5,719	386,078	1,954	174,469	-
Ending Balance Cash and Cash Equivalents	$ 101,610	$ 243,438	$ 101,610	$ 243,438	$ 243,438

The accompanying notes are an integral part of the financial statements.

Material Technologies, Inc.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1.

In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2001 and 2002 and the results of operations and cash flows for the three-month and nine-month periods then ended. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

Note 2.

In July 2002, the Company settled its pending lawsuit with Stephen Beck. Under the terms of the settlement, Mr. Beck received 1,000,000 shares of the Company common stock. The shares issued are non-dilutive for a period of eighteen months. Pursuant to the terms of the settlement, the Company placed 2,000,000 shares of its common stock in escrow from which shares will be withdrawn and issued to him in order that his interest in the Company will remain constant during the eighteen-month period. Upon expiration of the eighteen month, the remaining shares held in escrow will be returned to the Company's treasury.

In addition, pursuant to the agreement that the Company had with the attorneys who represented it in this matter, a contingent fee of $1,481,895 became due them upon settlement of the case. This fee, however, is payable out of the Company's earnings derived before interest, taxes, depreciation and amortization (EBIDA), limited each year to 25% of EBIDA. Unpaid amounts owed towards the fee accrue interest at a rate of 6% per annum until paid in full.

Note 3.

In the third quarter of 2002, the Company issued 50,000 shares of preferred stock for $47,500. These preferred shares are convertible into 100,000 shares of the Company's common stock.

Material Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the nine months ended September 30, 2001 and 2002

The Company had no sales during the nine-month period ended September 30, 2002 or during the nine month period ended September 30, 2001.

The Company generated $461,323 under its research and development contracts during the first three-quarters of 2002, as compared to $1,038,060 that was generated during the same period in 2001.

Interest earned during the first three quarters in 2002 totaled $36,057, which mostly consisted of accrued interest earned on promissory notes due from the Company’s President and a director on stock purchased during the second quarter of 2000. Interest earned in 2001 amounted to $89,933.

During the nine month period ended September 30, 2002, the Company incurred $508,195 in development costs of which $440,201 relates to subcontract costs. The Company earned the full amount of its grant from the U.S. Air Force in the prior quarter, but continued its product development during the third quarter. During the same nine-month period in the prior year, the Company incurred $828,326 in development costs of which $744,659 related to subcontract costs.

General and administrative costs were $2,799,781 and $2,402,032, respectively, for the nine-month periods ended September 30, 2002 and 2001.

The major costs incurred during 2002, included officer’s salary of $90,000 of which $33,000 was accrued, office salaries of $29,597, professional fees of $1,916,125, consulting fees of $582,798, travel of $38,290, telephone expense of $18,919, rent of $21,132, and office expense of $25,343.

Of the $1,916,125 in professional fees, $1,481,895 is accrued and due to two attorneys in the settlement of the Beck matter. The Company’s obligation to pay this fee is contingent upon the Company’s earnings (See Note 2 to the financial statements). Also included are legal fees of $367,110 that were paid through the issuance of 9,872,100 shares of the Company’s common stock.

Of the $582,798 incurred in consulting fees, $363,147 was paid through the issuance of 7,998,918 shares of the Company’s common stock. Also included in consulting fees were the 1,000,000 shares of the Company’s common stock that were issued in full settlement to Stephen Beck. The 1,000,000 shares were valued at $30,000.

The major expenses incurred during the nine-month period ended September 30, 2001, consisted of $1,500,000 relating to the modification of the amount owed to the Company by its President and a Director on non-recourse stock subscriptions, $420,000 of prior years’ compensation due its President that was paid in stock in 2001, $147,569 in consulting fees, $90,000 in officer’s salary, $97,695 in professional fees, $16,454 in rent, $11,706 in telephone expense, that were paid through the issuance of 7,805,000 shares of the Company’s common stock.

Of the $351,858 incurred in consulting fees, $155,700 was paid through the issuance of 5,190,000 shares of the Company’s common stock. Also included in consulting fees were the 1,000,000 shares of the Company’s common stock that was issued in full settlement to Stephen Beck. The 1,000,000 shares were valued at $30,000.

The major expenses incurred in 2001, consisted of officer’s salaries of $30,000, office salaries of $10,617, consulting fees of $113,066, professional services of $46,486, rent of $6,833, office expense of $13,129, telephone expense of $6,875, and travel expense of $16,674.

Interest expense for the three-months ended September 30, 2002 totaled $21,095 as compared to $17,617 incurred during the first nine-months of 2001.

Liquidity and Capital Resources

Cash and cash equivalents as of September 30, 2002 and 2001 were $243,438, and $101,610, respectively. During 2002, the Company received $738,638 through its research contracts, $797,430 through the issuance of Company’s common stock, $1,555 from interest earned on savings. Of the $1,537,623 received, $1,258,560 was used in operations, $29,608 was used in the purchase of equipment, $149,231 was used to pay offering expenses, and $29,700 was repaid to its President.

During 2001, the Company received $885,808 through its research contracts, $14,800 through advances from its President, and $230,309 through the issuance of Company’s common stock. Of the $1,130,917 received, $949,580 was used in operations, $5,600 was used in the development of the Company’s website, $47,281 was used in the selling of the stock and $28,800 was advanced to its President.

Material Technologies, Inc.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Change in Securities and Use of Proceeds

During the third quarter of 2002, the Company issued a total of 21,766,640 shares of its common stock, of which 4,394,560 were sold through a Regulation S offering from which the Company received a total of $166,850. 12,995,000 shares were issued to consultants, professionals and others for services rendered, valued at a total of $419,850. 750,000 shares of common stock were returned to treasury from the grant issued to the Company’s President, which were subsequently cancelled. Also during the quarter, 1,542,080 additional shares were issued in connection with the Regulation S offering and 1,000,000 shares were issued to Mr. Stephen Beck as settlement. In addition, 2,000,000 shares of the Company’s common stock were placed in escrow pursuant to the terms of the settlement with Mr. Beck.

Also during the second quarter of 2002, the Company issued 50,000 shares of its preferred stock for $47,500. These Preferred shares are convertible, at the option of the holder, into 100,000 shares of the Company’s common stock.

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

Material Technologies, Inc.
By: /s/ Robert M. Bernstein
Robert M. Bernstein, President and Chief Financial Officer

Date: October 31, 2002