Form 10-Q/A
period 2002-09-30
MATERIAL TECHNOLOGIES INC /CA/
filed 2003-01-30
CIK 1036668

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


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

                       INDEPENDENT ACCOUNT'S REVIEW REPORT


To  the  Board  of  Directors
Material  Technologies,  Inc.


We have reviewed the accompanying balance sheet of Material Technologies, Inc(a development stage company) as of September 30, 2002, and the related statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2001 and 2002 and from the Company's inception (October 21, 1983) through September 30, 2002. These financial statements are the responsibility of the Company's management.

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

MATERIAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)


BALANCE  SHEETS




                                      DECEMBER 31, 2001   SEPTEMBER 30, 2002
                                                              (UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents            $           174,469  $           243,438
Receivable due on research contract              285,677                8,362
Receivable from officer                           35,880                    -
Prepaid expenses                                       -                    -
TOTAL CURRENT ASSETS                             496,026              251,800
FIXED ASSETS
Property and equipment,
net of accumulated depreciation                    2,708               28,816
OTHER ASSETS
Intangible assets,
net of accumulated amortization                   15,663               13,395
Refundable deposit                                 2,348                2,348
TOTAL OTHER ASSETS                                18,011               15,743
TOTAL ASSETS                         $           516,745  $           296,359




    The accompanying notes are an integral part of the financial statements.

MATERIAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)


BALANCE  SHEETS




                                                             DECEMBER 31, 2001    SEPTEMBER 30, 2002
                                                                                              (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Legal fees payable                                          $          282,950   $         1,758,113
Fees payable to R&D subcontractor                                      196,043                     -
Consulting fees payable                                                  5,525                     -
Accounting fees payable                                                 42,417                28,305
Other accounts payable                                                   8,801                 9,818
Accrued expenses                                                        43,213                40,269
Accrued officer wages                                                   70,000                36,115
Notes payable - current portion                                         25,688                25,688
Payable on research and development sponsorship                        422,653               479,712
Loans payable - others                                                  57,406                59,353
TOTAL CURRENT LIABILITIES                                            1,154,696             2,437,373
STOCKHOLDERS' EQUITY (DEFICIT)
Class A Common stock, $.001 par value, authorized
200,000,000 shares; 102,433,378 shares issued,
42,433,378 shares outstanding, and 60,000,000
shares held in reserve at December 31, 2001,
and 178,194,623 shares issued, 76,194,623 shares
outstanding, and 102,000,000 shares held in reserve
at September 30, 2002                                                   42,433                76,195
Class B Common Stock, $.001 par value, authorized
100,000 shares, outstanding 100,000 shares at
December 31, 2001 and September 30, 2002                                   100                   100
Class A Preferred, $.001 par value, authorized 50,000,000
outstanding 337,471 shares at December 31, 2001, and
487,471 shares at September 30, 2002                                       337                   487
Additional paid-in capital                                           6,995,412             8,364,504
Less notes receivable - common stock                                  (731,549)             (764,413)
Deficit accumulated during development stage                        (6,944,684)           (9,817,887)
TOTAL STOCKHOLDERS' (DEFICIT)                                         (637,951)           (2,141,014)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)               $          516,745   $           296,359




    The accompanying notes are an integral part of the financial statements.

MATERIAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)


STATEMENTS  OF  OPERATIONS



                                                                                              FROM INCEPTION
                                                                                              (OCTOBER 21,
                                                                                               1983)
                                      FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED     THROUGH
                                       SEPTEMBER  30,              SEPTEMBER  30,              SEPTEMBER 30,
                                      2001           2002          2001          2002          2002
                                       (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
REVENUES
Sale of fatigue fuses                  $         -   $         -   $         -   $         -   $    64,505
Sale of royalty interests                        -             -             -             -       198,750
Research and development revenue           427,004             -     1,038,060       461,323     5,024,812
Test services                                    -             -             -             -        10,870
TOTAL REVENUES                             427,004             0     1,038,060       461,323     5,298,937
COSTS AND EXPENSES
Research and development                   356,706       123,932       828,326       508,195     4,664,823
General and administrative                 258,597     2,190,699     2,402,032     2,799,781    10,334,974
TOTAL COSTS AND EXPENSES                   615,303     2,314,631     3,230,358     3,307,976    14,999,797
INCOME (LOSS) FROM OPERATIONS             (188,299)   (2,314,631)   (2,192,298)   (2,846,653)   (9,700,860)
OTHER INCOME (EXPENSE)
Expense reimbursed                               -             -             -             -         4,510
Interest income                             11,487        11,947        89,933        36,057       283,875
Interest expense                           (17,617)      (21,095)      (52,851)      (61,807)     (377,794)
Gain on sale of stock                            -             -             -             -       207,497
Loss on abandonment of joint venture             -             -             -             -       (33,000)
Miscellaneous income                             -             -             -             -        25,145
Loss on sale of equipment                        -             -             -             -       (12,780)
Gain on foreclosure                              -             -             -             -        18,697
Modification of royalty agreement                -             -             -             -        (7,332)
Settlement of teaming agreement                  -             -             -             -        50,000
Litigation settlement                            -             -             -             -        18,095
Utilization of Operating Loss
 Carryforward                                    -             -             -             -         7,000
TOTAL OTHER INCOME                          (6,130)       (9,148)       37,082       (25,750)      183,913
NET INCOME (LOSS) BEFORE
EXTRAORDINARY
ITEMS AND PROVISION FOR INCOME
 TAXES                                    (194,429)   (2,323,779)   (2,155,216)   (2,872,403)   (9,516,947)
PROVISION FOR INCOME TAXES                       -          (800)         (800)         (800)      (11,000)
NET INCOME (LOSS) BEFORE
EXTRAORDINARY ITEMS                       (194,429)   (2,324,579)   (2,156,016)   (2,873,203)   (9,527,947)
EXTRAORDINARY ITEMS
Forgiveness of debt                              -             -             -             -      (289,940)
NET (LOSS)                             $  (194,429)  $(2,324,579)  $(2,156,016)  $(2,873,203)  $(9,817,887)
PER SHARE DATA
Income (Loss) Before
 Extraordinary Item                    $     (0.05)  $     (0.06)  $     (0.07)  $     (0.05)
Extraordinary Items                              -             -             -             -
NET INCOME (LOSS)                      $     (0.05)  $     (0.06)  $     (0.07)  $     (0.05)
WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING                             39,032,997    31,272,062    54,377,617



     The accompanying notes are an integral part of the financial statements

MATERIAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)


STATEMENTS  OF  CASH  FLOWS



                                                                                                       FROM INCEPTION
                                                                                                      (OCTOBER 21, 1931)
                                               FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED     THROUGH
                                               SEPTEMBER  30,              SEPTEMBER  30               SEPTEMBER 30,
                                               2001          2002          2001          2002          2002
                                               (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                              $  (194,429)  $(2,324,579)  $(2,156,016)  $(2,873,203)  $(9,817,887)
Adjustments to reconcile net income
(loss) to net cash provided
(used) by operating activities
Depreciation and amortization                          738         3,650         2,211         5,768       183,633
Accrued interest income                            (11,488)      (10,960)      (89,932)      (32,864)     (231,151)
Gain on sale of stocks                                   -                                                (196,596)
Gain on foreclosure                                      -                                                 (18,697)
Charge off of deferred offering costs                    -                                                  36,480
Charge off of long-lived assets
due to impairment                                        -                                                  92,919
Loss on sale of equipment                                -                                                  12,780
Modification of royalty agreement                        -                                                   7,332
Issuance of common stock for services              120,250       419,850       596,500       761,417     2,199,692
Issuance of stock for agreement modification             -                                                     152
Forgiveness of indebtedness                              -                                                 215,000
(Increase) decrease in accounts receivable          81,108        57,244      (152,251)      277,315       (58,690)
Charge off of investment in joint venture                -                           -                      33,000
Officers' and directors' compensation
on stock subscriptions modification                                          1,500,000                   1,500,000
(Increase) decrease in prepaid expenses                  -      (109,166)            -             -          (159)
Increase (decrease) in accounts payable
and accrued expenses                               (85,145)    1,445,505       184,928     1,283,944     2,471,558
Interest accrued on notes payable                      811           649         2,434           642       273,397
Increase in research and development
sponsorship payable                                 16,118        19,020             -        57,059       275,059
(Increase) in note for litigation settlement                                    48,354             -       (25,753)
(Increase) in deposits                                                               -             -        (2,189)
TOTAL ADJUSTMENTS                                  122,392     2,044,124     2,092,244     2,353,281     6,767,767
NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES                               (72,037)     (280,455)      (63,772)     (519,922)   (3,050,120)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment                          -             -             -             -        10,250
Purchase of property and equipment                  (5,600)            -        (5,600)      (29,608)     (266,472)
Proceeds from sale of stocks                             -             -             -             -       283,596
Purchase of stocks                                       -             -             -             -       (90,000)
Investment in joint ventures                             -             -             -             -      (102,069)
Proceeds from foreclosure                                -             -             -             -        44,450
Payment for license agreement                            -             -             -             -        (6,250)
NET CASH PROVIDED (USED) BY
INVESTING ACTIVITIES                                (5,600)            -        (5,600)      (29,608)     (126,495)




     The accompanying notes are an integral part of the financial statements

MATERIAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)


STATEMENTS  OF  CASH  FLOWS


                                                                                              FROM INCEPTION
                                                                                             (OCTOBER 21, 1983)
                                       FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED      THROUGH
                                       SEPTEMBER  30,              SEPTEMBER  30,              SEPTEMBER 30,
                                       2001          2002          2001          2002          2002
                                       (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock               $   230,309   $   166,850   $   230,309   $   797,430   $ 2,545,163
Costs incurred in Offering                 (47,281)      (29,035)      (47,281)     (149,231)     (260,270)
Sale of common stock
 warrants                                        -             -             -             -        18,250
Sale of preferred stocks                         -             -             -             -       258,500
Sale of redeemable
 preferred stock                                 -             -             -             -       150,000
Capital contributions                            -             -             -             -       301,068
Payment on proposed
reorganization                                   -             -             -             -        (5,000)
Loans from officers                            500             -        14,800             -       778,805
Repayments to officer                      (10,000)            -       (28,800)      (29,700)     (538,532)
Increase (decrease) in
 loans - other                                   -             -             -             -       172,069
CASH FLOWS FROM FINANCING ACTIVITIES       173,528       137,815       169,028       618,499     3,420,053
NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS                                95,891      (142,640)       99,656        68,969       243,438
BEGINNING BALANCE CASH
 AND CASH EQUIVALENTS                        5,719       386,078         1,954       174,469             -
ENDING BALANCE CASH
 AND CASH EQUIVALENTS                  $   101,610   $   243,438   $   101,610   $   243,438   $   243,438




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

The major costs incurred during 2002, included officer's salary of $90,000 of which $33,000 was accrued, office salaries of $29,597, professional fees of $1,916,125, consulting fees of $582,798, travel of $38,290, telephone expense of $18,919, rent of $21,132, and office expense of $25,343.

Of the $1,916,125 in professional fees, $1,481,895 is accrued and due to two attorneys in the settlement of the Beck matter. The Company's obligation to pay this fee is contingent upon the Company's earnings (See Note 2 to the financial statements). Also included are legal fees of $367,110 that were paid through the issuance of 9,872,100 shares of the Company's common stock.

Of the $582,798 incurred in consulting fees, $363,147 was paid through the issuance of 7,998,918 shares of the Company's common stock. Also included in consulting fees were the 1,000,000 shares of the Company's common stock that were issued in full settlement to Stephen Beck. The 1,000,000 shares were valued at $30,000.

The major expenses incurred during the nine-month period ended September 30, 2001, consisted of $1,500,000 relating to the modification of the amount owed to the Company by its President and a Director on non-recourse stock subscriptions, $420,000 of prior years' compensation due its President that was paid in stock in 2001, $147,569 in consulting fees, $90,000 in officer's salary, $97,695 in professional fees, $16,454 in rent, $11,706 in telephone expense, that were paid through the issuance of 7,805,000 shares of the Company's common stock.

Of the $351,858 incurred in consulting fees, $155,700 was paid through the issuance of 5,190,000 shares of the Company's common stock. Also included in consulting fees were the 1,000,000 shares of the Company's common stock that was issued in full settlement to Stephen Beck. The 1,000,000 shares were valued at $30,000.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash and cash equivalents as of September 30, 2002 and 2001 were $243,438, and $101,610, respectively. During 2002, the Company received $738,638 through its research contracts, $797,430 through the issuance of Company's common stock, $1,555 from interest earned on savings. Of the $1,537,623 received, $1,258,560 was used in operations, $29,608 was used in the purchase of equipment, $149,231 was used to pay offering expenses, and $29,700 was repaid to its President. The Company's revenues from research and development contracts ended during the third quarter. In order to meet operational expenses with the loss of contract revenue, the Company is seeking additional financing through the sales of its equity securities, pending the receipt of any additional contract revenue in the future.

During 2001, the Company received $885,808 through its research contracts, $14,800 through advances from its President, and $230,309 through the issuance of Company's common stock. Of the $1,130,917 received, $949,580 was used in operations, $5,600 was used in the development of the Company's website, $47,281 was used in the selling of the stock and $28,800 was advanced to its President.

MATERIAL  TECHNOLOGIES,  INC.

PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
During the nine month period ended September 30, 2002, we settled the lawsuits involving Stephen Beck by agreement dated July 15, 2002. Pursuant to our settlement agreement, we issued to Mr. Beck 1,000,000 shares of our restricted common stock with anti-dilution protection for 18 months after the date of the agreement. The anti-dilution provision requires us to issue additional shares of common stock, options or warrants to Mr. Beck in order to maintain his relative ownership of our outstanding common stock, during the 18 month period after the date of the agreement. As of the date of this prospectus, we have issued 1,000,000 shares of our restricted common stock to Mr. Beck, with a market value of approximately $45,000 as of the date of settlement. We valued these shares of restricted stock at $30,000. Pursuant to the settlement, we have also issued into escrow 2,000,000 shares of restricted common stock to cover the anti-dilution provisions of the settlement. In addition to the settlement with Mr. Beck, we agreed to compensate our attorneys handling that case by issuing them 1,000,000 shares of our restricted common stock and up to $1,500,000 in cash fees payable only by the delivery to our counsel of 25% of our earnings before interest, depreciation, taxes and administrative expenses. When we issued these shares to our attorneys, the shares had a market value of approximately $45,000, but we discounted the value of these shares due to their restrictions on resale or transfer.

None

ITEM  2.  CHANGE  IN  SECURITIES  AND  USE  OF  PROCEEDS

During the third quarter of 2002, the Company issued a total of 21,766,640 shares of its common stock, of which 4,394,560 were sold through a Regulation S offering from which the Company received a total of $166,850. 12,995,000 shares were issued to consultants, professionals and others for services rendered, valued at a total of $419,850. 750,000 shares of common stock were returned to treasury from the grant issued to the Company's President, which were subsequently cancelled. Also during the quarter, 1,542,080 additional shares were issued in connection with the Regulation S offering and 1,000,000 shares were issued to Mr. Stephen Beck as settlement. In addition, 2,000,000 shares of the Company's common stock were placed in escrow pursuant to the terms of the settlement with Mr. Beck.

On June 27, 2002, we issued 50,000 shares of our class A preferred stock, par value $.001 per share, to our legal counsel, Gregory Bartko, in exchange for his investment of $47,000. On August 12 and 29, 2002, we issued 25,000 shares each for a total of 50,000 additional shares of our class A preferred stock to Mr. Bartko, in exchange for his investment of $50,000. The shares received by Mr. Bartko are convertible at his election into 200,000 shares of our class A common stock, par value $.001 per share. Mr. Bartko is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, had a pre-existing relationship with us as our legal counsel, and had access to all information needed for him to make an informed investment decision. The offers and sale of our class A preferred stock to Mr. Bartko was exempt from registration under Rule 506 of Regulation D and Section 4(1) of the Securities Act of 1933.


ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES
             None
ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             Not  applicable
ITEM  5.     OTHER  INFORMATION
             None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K


  EXHIBITS
  Number  Description

   99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

REPORTS  ON  FORM  8-K

No  filings  were  made  during  the  period  covered  by  this  report.

MATERIAL  TECHNOLOGIES,  INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MATERIAL  TECHNOLOGIES,  INC.
By:  /s/  Robert  M.  Bernstein
Robert  M.  Bernstein,  President  and  Chief  Financial  Officer


Date:  January  30,  2003