Form 10-K
period 2002-12-31
MATERIAL TECHNOLOGIES INC /CA/
filed 2003-03-31
CIK 1036668

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

        [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002

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
                                  Common Stock
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                       Yes [X]  No [ ]

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

     The aggregate market value of the common stock held by non-affiliates of the registrant as of March 20, 2003, was $1,301,361 based on the average of the bid and asked prices of $.015 as reported by the Over The Counter Electronic
Bulletin Board on such date.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date.

     As of March 20, 2003, there were  117,928,688 shares of common stock, $.001 par value issued and outstanding. In addition, At March 20, 2003, the Company held in reserve 101,342,800 shares of which 100,000,000 shares were held pursuant to the terms of the Company's Straight Documentary Credit (See Note 8i
to the accompanying financial statements) and 1,342,800 shares were held in reserve pursuant to the terms of the settlement with a consultant (see Note 8j of the financial statements.)

     As of March 20, 2003, there were 300,000 shares of Class B Common Stock,
$.001 par value issued and outstanding.

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

     The S-1 Registration Statement for Material Technologies, Inc., effective
July 31, 1997 with exhibits is incorporated by reference. The SB-2 Registration
Statement and related amendment filed on February 7, 2002, for Material
Technologies, Inc., with exhibits is also incorporated by reference, as is the
SB-2 Registration Statement filed by the Company on August 8, 2002, with exhibits and as amended thereafter.

                                     PART I
                           MATERIAL TECHNOLOGIES, INC.

ITEM 1.-BUSINESS

     We are engaged in research and development of metal fatigue detection, measurement, and monitoring technologies. As such, we are developing a comprehensive system of monitoring devices for metal fatigue measurement. We are a development stage company doing business as Tensiodyne Scientific Corporation.

     Our efforts are dedicated to developing devices and systems that indicate the true fatigue status of a metal component. We have developed two products, with a third product now under development. The first is a small, extremely simple device that continuously integrates the effect of fatigue loading in a structural member, called a Fatigue Fuse. The second an instrument that detects very small cracks and is intended to determine crack growth rates, is the
Electrochemical Fatigue Sensor. It has demonstrated that it can detect cracks, in the laboratory, as small as 10 microns (0.0004 inches), which is smaller than any other practical technologies, as acknowledged by the United States Air Force and confirmed by Rockwell Scientific Corporation. We believe that nothing comparable to this instrument currently exists in materials technology.

     Both devices are pioneering technology in the fatigue field that we believe provide cutting-edge solutions in materials technology. Both products are protected by patents: we hold the patents on the Fatigue Fuse and license the technology on the Electrochemical Fatigue Sensor.

     Another product currently under development is a borescope, which comprises a fiber optic bundle and light source together with a working channel, through which certain non-destructive test sensors such as ultrasound and/or eddy current devices can be passed, to inspect visually or manually inaccessible regions of structures such as the interior of jet turbine engines.

     The fiber optic bundle provides very clear video resolution, utilizing a video camera integrated in the borescope handle. Images are then displayed on a monitor and can be recorded. The borescope is derived from similar devices in wide use in medicine. Its uniqueness is its small diameter and its capability for applying multiple sensors, such as ultrasound and/or eddy current. Developed under United States Air Force auspices to inspect internal components of fully assembled jet turbine engines using the existing inspection holes in assembled engine outer surfaces, it can be used to access remote areas of bridges and other structures to monitor fatigue and other cracks, permitting good visual access to otherwise inaccessible areas.

     We were formed as a Delaware corporation on March 4, 1997. It is the successor to the business of Material Technology, Inc., a Delaware corporation, also doing business as Tensiodyne Scientific, Inc. Material Technology, Inc. was
the successor to the business of Tensiodyne Corporation that began developing the fatigue fuse in 1983. Our two predecessors, Tensiodyne Corporation and
Material Technology, Inc. were engaged in developing and testing the Fatigue
Fuse and, beginning in 1993, developing the Electrochemical Fatigue Sensor.

The Fatigue Fuse

     The Fatigue Fuse is designed to be affixed to a structure to give warnings as pre-selected portions of the fatigue life have been used up (i.e., how far to failure the structure has progressed). It warns against a condition of widespread generalized cracking due to fatigue.

     The Fatigue Fuse is a thin piece of metal similar to the material being monitored. It consists of a series of parallel metal strips connected to a common base, much as fingers are attached to a hand. Each "finger" has a different geometric pattern, called "notches," defining its boundaries. Each finger incorporates a design specific notch near the base. By applying the laws of physics to determine the geometric contour of each notch, the fatigue life of each finger is finite and predictable. When the fatigue life of a finger (Fuse)
is reached, the Fuse breaks.

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
Methods are available for remote indication of Fuse fracturing.

     We believe that the Fatigue Fuse will be of value in monitoring aircraft, ships, bridges, conveyor systems, mining equipment, cranes, etc. No special training will be needed to qualify individuals to report any broken segments of the Fatigue Fuse to the appropriate engineering authority for necessary action.
The success of the device is contingent upon our successful development and marketing of the Fatigue Fuse, and no assurance can be given that we will be able to overcome the obstacles relating to introducing a new product to the market. To determine its ability to produce and market the Fatigue Fuse, we need substantial additional capital and no assurance can be given that needed capital will be available.

     In a new structure, we generally assume there is no fatigue and can thus design the Fatigue Fuse for 100% of its life potential. But in an existing structure, one that has experienced loading and wear, we must determine the fatigue status of that structural member so we can design the Fatigue Fuse to monitor the remaining fatigue life potential.

The Electrochemical fatigue sensor ("EFS")

     The EFS is a device that employs the principle of electrochemical/
mechanical interaction to find cracks. It is an instrument that detects very small cracks and is intended to determine crack growth rates. The
Electrochemical Fatigue Sensor has demonstrated in the laboratory that it can detect cracks as small as 10 microns (0.0004 inches), which is smaller than any other practical technologies, as acknowledged by the United States Air Force and
Rockwell Scientific Corporation. We believe that nothing comparable to this instrument currently exists in materials technology.

     The EFS functions by treating the location of interest (the target)
associated with the structural member as an electrode of an electrochemical cell. By imposing a constant voltage-equivalent circuit as the control mechanism for the electrochemical reaction at the target surface - current flows as a function of stress action. The EFS is always a dynamic process; therefore stress action is required, e.g. to measure a bridge structural member it is necessary that cyclic loads be imposed, as normal traffic on the bridge would do. The results are a specific set of current waveforms and amplitudes that is expected to characterize and report fatigue damage i.e., fatigue cracks.

The borescope

     Stress points are very often located in difficult-to-get-at places for humans. Therefore, it has become desirable to miniaturize the process and develop a means for delivery to inaccessible areas. The borescope comprises a fiber optic bundle and light source together with a working channel through which certain non-destructive test sensors such as ultrasound and/or eddy current devices can be passed, to inspect visually or manually inaccessible regions of structures. The device as presently implemented has a maximum diameter of 6 mm (0.236 inches) and length of 1.5m (60 inches.). Contained within this diameter is a working channel of 2.8 mm (0.11 inches) diameter, through which proprietary eddy current or ultrasonic sensors may be passed and used to examine areas of interest.

     The borescope's uniqueness is its small diameter and its capability for applying multiple non-destructive test sensors. Developed under United States
Air Force auspices to inspect internal components of fully assembled jet turbine engines using the existing inspection holes in assembled engine outer surfaces, it can be used to access remote areas of bridges and other structures to monitor fatigue and other cracks, permitting good visual access to otherwise inaccessible areas.

     During the quarter ended December 31, 2002, we announced preliminary discussions to launch a joint venture with Optim, Incorporated of Sturbridge,
Massachusetts, which is intended to commercially introduce a new borescope product known as the OptiSpec Flaw Detection System. This new product combines remote visual inspection with ultrasonic and eddy current non-destructive testing methods which rapidly and accurately determine if the observed indication is, in fact, a flaw that merits evaluation or repair. Optim,
Incorporated designs, manufactures, markets and sells flexible endoscopy products for both the medical and industrial markets. Our discussions with
Optim, Incorporated have resulted in a preliminary arrangement whereby we may enter into a formal supply and license agreement with Optim enabling us to access technology developed by Optim for our planned marketing and distribution of the OptiSpec Flaw Detection System. Our early planning for our borescope product includes our recent formation of a wholly-owned subsidiary, Matech
Aerospace, Inc., from which we intend to further develop, market and distribute our borescope products. We are uncertain at this juncture when a formal supply and license agreement will be entered into with Optim and if entered into, the extent to which revenues may be generated from the commercial development of the
OptiSpec Flaw Detection System and when product sales will begin. No assurances can be given by us at this time that we will be in a position to develop and market the OptiSpec Flaw Detection System.

Development of our technologies

Status of the fatigue fuse

     The development and application sequence for the Fatigue Fuse and EFS is
(a) basic research, (b) exploratory development, (c) advanced development, (d)
prototype evaluation, (e) application demonstration, and (f) commercial sales and service. The Fatigue Fuse came first. The inventor, Professor Maurice Brull, conducted the basic research at the University of Pennsylvania. We conducted the advanced development, including variations of the adhesive bonding process, and fabricating a laboratory-grade remote recorder for finger separation events that constitute proper functioning of the Fatigue Fuse. The next step, prototype evaluation, that encompasses empirical tailoring of Fuse parameters to fit the actual spectrum loading expected in specific applications, needs to be done. The tests associated with further development of the Fatigue Fuse include full-scale structural tests with attached Fuses. A prototype of the Fatigue Fuse has been designed, fabricated, and successfully demonstrated. The next tasks will be to prepare an analysis for more efficient selection of Fuse parameters and to conduct a comprehensive test program to prove the ability of the Fatigue Fuse to accurately indicate fatigue damage when subjected to realistically large variations in measuring stresses and strains in fatiguing metal. The final tasks prior to marketing will be an even larger group of demonstration tests.

     The Fatigue Fuse is at its final stages of testing and development. To begin marketing, the Fuse will take from six to 12 months and cost approximately
$600,000, including technical and beta testing and final development. If testing, development, and marketing are successful, we estimate we should begin receiving revenue from the sale of the Fatigue Fuse within a year of receiving the $600,000. However, we cannot estimate the amount of revenue that may be realized from sales of the Fuse, if any.

     To date, certain organizations have included our Fatigue Fuse in test programs. We have already completed the tests for welded steel civil bridge members conducted at the University of Rhode Island. In 1996, Westland
Helicopter, a British firm, tested the Fatigue Fuse on Helicopters. That test was successful with the legs of the Fuses failing in sequence as predicted.

Status of the EFS

     The existence and size of very small cracks can be determined by EFS, and in this regard it appears superior in resolution to other current non-destructive testing techniques. It has succeeded in regularly detecting cracks as small as 40 microns in a titanium alloy, in a laboratory environment, as verified by a scanning electronic microscope, and has proven to be capable of detecting cracks down to 10 microns, as acknowledged by the Materials Laboratory at Wright Patterson Air Force and confirmed by evaluations at Rockwell
Scientific Corporation. This is much smaller than the capability of any other practical non-destructive testing method for structural components. There is also a vast body of testing supporting successful use of this technology with selected aluminum alloys. However, additional testing is required to verify EFS'
crack detection capabilities under various industrial environments which are more representative of actual structures in the field, like a highway bridge or aircraft fuselage.

Joint Technology Venture with Integrated Technologies, Inc.

     By agreement dated January 1, 2003, a new co joint venture subsidiary we formed, Integrated Technologies, Inc. a Delaware corporation and Austin Tech,
LLC, a Texas limited liability company, entered into a license agreement. We own
51% of the outstanding capital stock of Integrated Technologies, Inc. and Austin
Tech, LLC owns the remaining 49% of the outstanding capital stock. We jointly formed Integrated Technologies, Inc. for the purpose of jointly developing, marketing and licensing a new brand of remote transmittal monitoring products from our combined technologies. Integrated Technologies, Inc. as the licensee of the technologies owned by Austin Tech, LLC, has also entered into a form of license agreement directly with us for the purpose of having access to our technologies for joint development purposes. The license agreements granted to
Integrated Technologies, Inc. by Austin Tech, LLC and by us, expire on January
1, 2005 unless terminated earlier under the provisions of the agreements. The terms of the licenses granted to Integrated Technologies, Inc. are exclusive, royalty free and are geographically limited to certain territories described in the license agreements, which include the United States, Canada, Middle Eastern countries, several Northern European countries, Mexico and Brazil.

Government contract funding

     Historically, we have generated contract revenue by seeking research and development contracts awarded by agencies of the United States government, such as the U.S. Air Force. In developing our contract revenue, we have enlisted the assistance of research and development partners that have used us as subcontractors in the research and development effort. In August 1996, we executed an agreement entitled, "Teaming Agreement," with the Southwest Research
Institute and the University of Pennsylvania for coordinated research and development efforts.

     We have also entered into similar relationships with Universal Technology
Corporation, which is a government contractor that acts as a pass-through or monitor of our contracts. Universal Technology Corporation has acted as the prime contractor with the Air Force, and we function as a first tier subcontractor. Other than our association with these groups as research and development partners, we have no other affiliation. Our contract revenue from all sources of research and development agreements concluded in the third quarter of fiscal year 2002, and we do not have any additional contract revenue anticipated during the next 12 months.

     On February 25, 1997, the Southwest Research Institute was awarded from the
United States Air Force, a $2,500,000 phase one contract to determine the feasibility of the EFS to improve the U.S. Air Force capability to perform durability assessments of military aircraft, including air frames and engines through the application of the EFS to specific military aircraft alloys. Our share of this award was approximately $550,000. On June 18, 1998 Universal
Technology Corporation, one of our contracting partners, was awarded a second contract in the amount of $2,061,642 to determine the applicability of the EFS to improve the U. S. Air Force capability to perform durability assessments of military aircraft, including both air frames and engines through the application of the EFS to specific military aircraft alloys. Our share of this award was approximately $538,000. On February 5, 1999, a third contract in the amount of
$2,000,000 was awarded to Universal Technology Corporation to continue and expand the efforts for turbine engines. Our directly subcontracted share was approximately $382,000. A fourth contract was awarded to Universal Technology
Corporation on November 3, 2000 in the amount of approximately $2,000,000 to continue the borescope and EFS technologies, as well as alternate means of fatigue sensing. This fourth contract has been fully performed. Our directly subcontracted share is approximately $700,000. Accordingly, over the last four years we have been awarded approximately $8,500,000 in research and develop services covering the EFS. The results of this research are encouraging and provide a basis for us and our contract partners to obtain additional funding.
However, we cannot provide any assurance that additional contract revenue will be generated by us or received in the future.

Commercial markets for our products and technologies

     No commercial application of our products has been arranged to date, but the technology has matured to a point where we believe it can be applied to certain markets. Our technology is applicable to many market sectors such as bridges and aerospace as well as ships, cranes, power plants, nuclear facilities, chemical plants, mining equipment, piping systems, and heavy iron.
We anticipate that our planned supply and licensing arrangement with Optim,
Incorporated for the commercial sale and distribution of the OptiSpec Flaw
Detection System, will begin to generate material product sales from the borescope, in the third quarter of the current fiscal year. We cannot provide assurances that the marketing and distribution of the OptiSpec Flaw Detection
System will in fact occur at any specific time in the future due to the possibility that we may not enter into a formal agreements with Optim
Incorporated or if we do, we may experience delays or difficulties in the initial marketing, sales and distribution of the product. Nor can we provide assurances that our results of operations and our financial condition will materially improve from the planned commercial distribution of the OptiSpec Flaw
Detection System.

Application of our technologies for bridges

     Our EFS and fatigue fuse products primarily address the detection of fatigue in structures such as bridges. In the United States alone there are more than 610,000 bridges of which over 260,000 are rated by the Federal Highway
Administration as requiring major repair, rehabilitation, or replacement. Our
EFS and Fatigue Fuse products can be effectively used as fatigue detection devices for all metal bridges located within the United States. Our detection devices also address maintenance problems associated with bridge structures.

     Although there are normal business imperatives, the bridge market is essentially macro-economically and government policy driven. In our opinion, only technology can provide the solution. The need for increased spending accelerates significantly each year as infrastructure ages. The Federal government has recently mandated bridge repair and detection through the passage of the Intermodal Surface Transportation and Efficiency Act in 1991 and again recently in the $200 billion, 1998 Transportation Equity Act. We do not currently have contracts in place to install our fatigue detection products on bridge structures within the United States.

Our patent protections

     We are the assignee of four patents originally issued to Tensiodyne
Corporation. The first was issued on May 27, 1986, and expires on May 27, 2003.
It is titled "Device for Monitoring Fatigue Life" and bears United States Patent
Office Numbers 4,590,804. The second patent, titled "Method of Making a Device for Monitoring Fatigue Life" was issued on February 3, 1987 and expires February
3, 2004, United States Patent Office Number 4,639,997. The third patent, titled
"Metal Fatigue Detector" was issued on August 24, 1993 and expires on August 24,
2010, United States Patent Number 5,237,875. The fourth patent, titled "Device for Monitoring the Fatigue Life of a Structural Member and a Method of Making
Same," was issued on June 14, 1994 and expires on June 14, 2011, United States
Patent Number 5,319,982. In addition, we own a fifth patent, titled "Device for
Monitoring the Fatigue Life of a Structural Member and a Method of Making Same,"
which was issued June 20, 1995, United States Patent Number 5,425,274, and
expires June 20, 2012.

Our patents are encumbered

     The patents described in the preceding section are pledged as collateral to secure the repayment of loans extended to us or indebtedness that we currently owe. On August 30, 1986, we entered into a funding agreement with the Advanced
Technology Center, whereby ATC paid $45,000 to us for the purchase of a royalty of 3% of future gross sales and 6% of sublicensing revenue. The royalty is limited to the $45,000 plus an 11% annual rate of return. At December 31, 2000, and 2001, the future royalty commitment was limited to $204,639 and $227,149, respectively. The payment of future royalties is secured by equipment we use in the development of technology as specified in the funding agreement, however, no lien against our equipment or our patents in favor of ATC vests until we generate royalties from product sales.

     On May 4, 1987, we entered into a funding agreement with ATC whereby ATC provided $63,775 to us for the purchase of a royalty of 3% of future gross sales and 6% of sublicensing revenue. The agreement was amended August 28, 1987, and as amended, the royalty cannot exceed the lesser of (1) the amount of the advance plus a 26% annual rate of return or, (2) total royalties earned for a term of 17 years. As with our first agreement with ATC, no lien or encumbrance against our assets, including our patents, vests in favor of ATC until we generate royalties from product sales. If we were to default on these payments to ATC, our obligations relating to these agreements then become secured by our patents, products and accounts receivable.

     On May 27, 1994, we borrowed $25,000 from Sherman Baker, one of our shareholders. We gave Mr. Sherman a promissory note due May 31, 2002 and we pledged our patents as collateral to secure the repayment of this note. As of the date of this prospectus, there is a first priority security interest in our patents as collateral for the repayment of the amounts we owe to Mr. Baker. As additional consideration for this loan, we granted to Mr. Baker, a 1% royalty interest in the fatigue fuse and a 0.5% royalty interest in the Electrochemical
Fatigue Sensor. We are in default of the repayment terms of the note held by Mr.
Baker, and at the date of this prospectus, we owe Mr. Baker approximately
$60,000 in principal and accrued interest. Mr. Baker has not taken any action to foreclose his interest in the collateral and we are in discussions with Mr.
Baker, with the expectation that we will cure any default in the note he holds and avoid any foreclosure of his security interest held in our patents. We believe, that although we have not yet cured our defaults on the loans to Mr.
Baker, our current communications with him suggest that Mr. Baker does not have the present intention of foreclosing on the patents as collateral or the pursuit of legal action against us to collect the balance due under our note.

Distribution of our products

     Subject to available financing, we intend to exhibit the Fatigue Fuse and the Electrochemical Fatigue Sensor at various aerospace trade shows and intend to also market our products directly to end users, including aircraft manufacturing and aircraft maintenance companies, crane manufactures and operators, certain state regulatory agencies charged with overseeing bridge maintenance, companies engaged in manufacturing and maintaining large ships and tankers, and the military. Although we intend to undertake marketing, dependent on the availability of funds, within and without the United States, no assurance can be given that any such marketing activities will be implemented.

Competition

     Other technologies exist which measure and indicate fatigue damage. Single cracks larger than a minimum size can be found by nondestructive inspection methods such as dye penetrate, radiography, eddy current, acoustic emission, and ultrasonics. Tracking of load and strain history, to subsequently estimate fatigue damage by computer processing, is possible with recording instruments such as strain gauges and counting accelerometers. These methods have been used for 40 years and also offer the advantage of having been accepted in the market, whereas our products remain largely unproven. Companies marketing these alternate technologies include Magnaflux Corporation, Kraut-Kermer-Branson,
Dunegan-Endevco, and Micro Measurements. These companies have more substantial assets, greater experience, and more resources than ours, including, but not limited to, established distribution channels and an established customer base.
The familiarity and loyalty to these technologies may be difficult to dislodge.
Because we are still in the development stage, we are unable to predict whether our technologies will be successfully developed and commercially attractive in potential markets.

Employee

     The Company has four employees, Robert M. Bernstein, President and Chief
Executive Officer, a Secretary, and two part time engineers.  In addition, the
Company retains consultants for specialized work.

ITEM 2.  PROPERTIES

     The Company leases an office at 11661 San Vicente Blvd., Suite 707, Los
Angeles, California, 90049. The space consists of 830 square feet and will be adequate for the Company's current and foreseeable needs. The total rent is payable at $2,348 per month through June 30, 2003. The Company has an option to extend the lease at the same rent through December 31, 2003.

     Matech owns a remote monitoring system and certain equipment that is being used by the University of Pennsylvania for instructional and testing purposes.
The Company determined that the system has no future use and probably cannot be sold. Therefore, the Company charged its full costs of $97,160 to operations in
1998.

ITEM 3.  LEGAL PROCEEDINGS

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the Over-the-Counter Electronic
Bulletin Board maintained by the NASD ("Bulletin Board")under the symbol "MTEY."

     From January 2001 through December 31, 2002, Matech's Common Stock was quoted between a low bid of $.08 per share and a high bid of $2.875 per share on the Bulletin Board. Such over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions. The following chart shows the high and low bid prices per share per calendar quarter from January 2001 to December 2002.

                            High Bid Price(1)   Low Bid Price(1)

First Quarter 2001              $     .23          $     .09
Second Quarter 2001             $     .12          $     .08
Third Quarter 2001              $     .22          $    .084
Fourth Quarter 2001             $     .25          $     .10
First Quarter 2002              $     .27          $     .10
Second Quarter 2002             $     .10          $     .07
Third Quarter 2002              $     .02          $     .02
Fourth Quarter 2002             $    .015          $    .015

     On December 31, 2002, there were 733 holders of record of the Company's common stock and one holder of its Class B common stock.  Our Class B common stock is not quoted on the Bulletin Board.

     No dividends on any of the Company's shares were declared or paid during the years 2001 or 2002, nor are any dividends contemplated in the foreseeable future.

     At various times during the years 2001 and 2002, the Company issued common stock to various persons which issuances we believe to be exempt from registration under Section 4(2) of the Securities Act of 1933 or under
Regulation D promulgated under the Securities Act of 1933, and comparable state law exemptions. Each and every such person that received shares of our common stock had a pre-existing relationship with Matech and has been associated with the Company in some way, is sophisticated in investment and financial matters, and is familiar with the Company, its business, and its financial position.

Common stock issuances in 2003

     On January 7, 2003, the Company issued 260,000 shares of its common stock to Mr. Stephen Beck pursuant to the anti-dilution provisions of his settlement agreement.

     On January 22, 2003, the Company issued 2,000,000 shares of its common stock for legal services.

     On January 23, 2003, the Company issued 312,500 shares of its common stock for consulting services.

     On January 30, 2003, the Company issued 2,046,933 shares of its common stock through its Regulation S offering.

     On February 10, 2003, the Company issued 2,549,620 to various consultants pertaining to its Regulation S offering.

     On March 4, 2003, the Company issued 1,500,000 shares of its common stock for legal services.

     On March 11, 2003, the Company issued 300,000 shares of its common stock for consulting services.

     On March 11, 2003, the Company issued 1,500,000 shares of its common stock for legal services.

     On March 11, 2003, the Company cancelled 260,000 of its common stock that was held in reserve for issuance to Mr. Beck pursuant to the anti-dilution provisions of his settlement agreement.

Common stock issuances in 2002

     Since the end of our last fiscal year, the Company has had a series of transactions resulting in the issuance of shares of our common stock, some of which shares are exempt from registration under the Securities Act of 1933, as amended and some of which shares issued in exchange for services, were the subject of registration on Form S-8 filed under the Securities Act of 1933.
Each of these transactions are described below:

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

     On March 12, 2002, the Company issued 5,000 shares of its common stock to a consultant for services rendered.

     Also on March 12, 2002, the Company issued 180,000 shares of its common stock to a consultant for services rendered.

     On March 13, 2002, the Company issued 125,000 shares of its common stock for legal services. Also on March 13, 2002, the Company issued 150,000 shares of its common stock to a consultant for services rendered.

     On March 19, 2002, the Company issued  150,000 shares of its common stock through its Regulation S offering.

     On March 20, 2002, the Company issued 25,000 shares of its common stock to the Company's executive assistant.

     On March 26, 2002, the Company issued to two members of its advisory board a total of 469,918 shares of its common stock for consulting services rendered.

     On March 26, 2002, the Company issued 1,096,476 shares of its common stock to the University of Pennsylvania  pursuant to the terms of its licensing agreement.

     On March 27, 2002, the Company issued its executive assistant 25,000 shares of its common stock.

     On March 31, 2002, the Company issued 4,000 shares its common stock for clerical services rendered.

     On April 1, 2002, the Company issued to 120,000 shares of its common stock for legal services rendered.

     On April 5, 2002, the Company issued 2,046,580 shares of its common stock through its Regulation S offering.

     On April 10, 2002, the Company issued to 42,100 shares of its common stock for legal services rendered.

     On April 12, 2002, the Company issued to 105,000 shares of its common stock for legal services rendered.

     On April 22, 2002, the Company issued 154,100 shares of its common stock through its Regulation S offering.

     On April 23, 2002, the Company issued 550,000 shares of its common stock for consulting services rendered.

     On May 6, 2002, the Company issued 674,267 shares of its common stock to various consultants.

     On May 6, 2002, the Company issued 215,000 shares of its common stock for legal services rendered.

     On May 8, 2002, the Company issued 415,000 shares of its common stock through its Regulation S offering.

     On May 10, 2002, the Company issued 115,000 shares of its common stock for legal services rendered.

     On May 17, 2002, the Company issued 400,000 shares of its common stock for consulting services rendered.

     On May 21, 2002, the Company issued 1,000,000 shares of its common stock for legal services rendered.

     On May 27, 2002, the Company issued 562,704 shares of its common stock through its Regulation S offering.

     On May 29, 2002, the Company issued 50,000 shares of its common stock for consulting services rendered.

     On June 3, 2002, the Company issued 150,000 shares of its common stock for consulting services rendered.

     On June 3, 2002, the Company issued 50,000 shares of its common stock for legal services rendered.

     On July 3, 2002, the Company issued 1,000,000 shares of its common stock for legal services rendered.

     On July 3, 2002, the Company issued 250,000 shares of its common stock for consulting services rendered.

     On July 8, 2002, the Company issued 200,000 shares of its common stock for legal services rendered.

     On July 8, 2002, the Company issued 200,000 shares of its common stock for consulting services rendered.

     On July 26, 2002, the Company issued 1,000,000 shares of its common stock to Mr. Stephen Beck for services rendered pursuant to a settlement agreement.

     On July 26, 2002, the Company issued 3,563,300 shares of its common stock through its Regulation S offering.

     On August 5, 2002, the Company issued 2,000,000 shares of its common stock to two employees for services rendered in connection for the development of the fatigue fuse.

     On August 5, 2002, the Company issued 230,000 shares of its common stock for legal services.

     On August 14, 2002, the Company issued 1,000,000 shares of its common stock for legal services.

     On August 16, 2002, the Company issued 749,260 shares of its common stock through its Regulation S offering.

     On August 29, 2002, the Company issued 1,000,000 shares of its common stock for legal services.

     On September 5, 2002, the Company issued 300,000 shares of its common stock for consulting services rendered.

     On September 5, 2002, the Company placed in reserve 2,000,000 shares of its common stock pursuant to the terms of the settlement agreement with Stephen Beck.

     On September 5, 2002, the Company issued 75,000 shares of its common stock for legal services.

     On September 5, 2002, the Company issued 771,040 shares of its common stock for services rendered in connection with its Regulation S offering.

     On September 10, 2002, the Company issued 2,000,000 shares of its common stock for consulting services.

     On September 11, 2002, the Company issued 1,000,000 shares of its common stock for legal services.

     On September 11, 2002, the Company issued 2,500,000 shares of its common stock for legal services.

     On October 7, 2002, the Company issued 2,500,000 shares of its common stock for consulting services.

     On October 7, 2002, the Company issued its executive assistant 50,000 shares of its common stock.

     On October 10, 2002, the Company issued 500,000 shares of its common stock for services rendered in connection with its Regulation S offering.

     On October 18, 2002, the Company issued 11,445,872 shares of its common stock through its Regulation S offering.

     On October 29, 2002, the Company issued 250,000 shares of its common stock for consulting services.

     On November 6, 2002, the Company issued 1,077,500 shares of its common stock through its Regulation S offering.

     On November 25, 2002, the Company issued 912,000 shares of its common stock through its Regulation S offering.

     On December 5, 2002, the Company issued 650,000 shares of its common stock for consulting services.

     On December 5, 2002, the Company issued 250,000 shares of its common stock for legal services.

     On December 15, 2002, the Company issued 1,000,000 shares of its common stock to a member of the Company's advisory board.

     On December 16, 2002, the Company issued 1,000,000 shares of its common stock for legal services.

     On December 17, 2002, the Company issued 3,950,000 shares of its common stock through its Regulation S offering.

     On December 18, 2002, the Company issued 13,000,000 shares of its common stock to its president for past services. These shares were issued subject to forfeiture in the event that our president is no longer employed by the Company.

     In February 2002, the Company adopted the 2002 Stock Issuance/Stock Option
Plan, and reserved 20,000,000 shares of its common stock for distribution under the Plan. At the date of this report, we have issued all shares of common stock authorized by us under the 2002 Stock Issuance/Stock Option Plan. On March 4,
2003, we amended the 2002 Stock Issuance/Stock Option Plan by authorizing an additional 20,000,000 shares of common stock for issuance under the plan.
Eligible Plan participants include employees, advisors, consultants, and officers who provide services to the Company. The option price shall be 100% of the fair market value of a share of common stock at either, a) date of grant or such other day as the as the Board of Directors may determine. Options issued under this plan expire five years from date of grant.

Common stock issuances in 2001

     During 2001, the Company has had a series of transactions resulting in the issuance of shares of our common stock, all of which we believe were exempt from registration under the Securities Act of 1933. Each of these transactions is described below:

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

     On October 24, 2001, the Company reserved for issuance 60,000,000 shares of its common stock to Allied Boston pursuant to the terms of the Straight
Documentary Credit as discussed in Note 8(i) to the financial statements.

     On October 25, 2001, the Company issued 697,853 as additional fees p ertaining to its Regulation S offering.

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

                             Fiscal Year Ending December 31,                              Inception
                                                                                               to
                                                                                          December  31,
                          1998         1999         2000         2001          2002          2002
                                                 (restated)   (restated)
                       ___________  ___________  ___________  ___________    ___________   ___________

Net Sales              $        -   $        -   $        -   $        -     $         -   $       -
                       ___________  ___________  ___________  ___________    ___________   ___________
Income from Research
Development Contract   $   373,324  $   924,484  $   635,868  $ 1,579,823    $   461,323   $ 5,024,812

Income (Loss) from
Continued Operations   $  (549,187) $  (539,283) $(1,241,690) $(3,546,574)   $(3,785,818)  $(12,185,680)
                       ___________  ___________  ___________  ___________    ___________   ___________
Income (Loss) from
Continued Operations
Per Common Share       $      (.06) $      (.04) $      (.06) $      (.11)   $      (.06)
                       ___________  ___________  ___________  ___________    ___________   ___________
Basic Weighted
Average - Common
Shares Outstanding       8,782,808   12,242,534   18,900,019   33,640,393     63,073,970
                       ___________  ___________  ___________  ___________    ___________   ___________

Total Assets           $   233,746  $   250,041  $  108,776   $   516,282    $   372,620
                       ___________  ___________  ___________  ___________    ___________   ___________

Total Liabilities      $   618,582  $   719,178  $  870,586   $  1,154,696   $ 2,466,937
                       ___________  ___________  ___________  ___________    ___________   ___________
Redeemable Preferred
Stock                  $        -   $        -   $       -    $        -     $        -
                       ___________  ___________  ___________  ___________    ___________   ___________
Total
Stockholders'
Equity (Deficit)       $  (485,432) $  (620,545) $  (710,459) $  (638,414)   $(2,094,317)
                       ___________  ___________  ___________  ___________    ___________   ___________

Dividends              $        -   $        -   $        -   $        -     $        -
                       ___________  ___________  ___________  ___________    ___________   ___________

     Statements of operations for the years 2000 and 2001 have been restated to reflect shares issued at the respective share's market value at date of issuance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of results of operations, capital resources, and liquidity pertains to the activities of the Company for the years ended December
31, 2000, 2001 and 2002.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

     In 2002, we completed our two subcontracts on programs with the United
States Air Force for application engineering and enhancement of the EFS and earned $461,323 in contract revenue. In 2001, and 2000, we earned $1,579,823, and $635,868, respectively, from the same two subcontracts. In 2002, interest income totaled $52,782 of which $729 was earned from investments and the remaining $52,053 was accrued on loans due the Company from its president, and from stock subscriptions due from the president, a director, and a third party.
In 2001, interest income totaled $102,283, of which $657 was from investments and the remaining $101,626 was accrued on loans due the Company from its president, and from stock subscriptions due from the president, a director, and a third party. In 2000, interest income was $103,419, the majority of which pertains to interest accruing on subscriptions due from the Company's president and a director. The major difference in the amount of accrued interest in 2002 as compared to 2001 and 2000 pertains to the June 2001 modification of certain stock subscription agreements that reduced the amounts due from the president and a director from $1,995,000 to $495,000. Our sole source of contract revenue from our research and development contracts with the United States Air Force concluded in the second quarter of 2002 and we have not replaced any contract revenue since that contract concluded.

Costs and expenses

     Expenses for 2001 and 2000 have been restated to reflect the value of all services which were compensated through the issuance of our common stock at the quoted market price of the shares issued on the date of issuance.

     Research and development costs were $665,435, $1,493,628, and $496,501, for
2002, 2001 and 2000, respectively. Of the research and development costs incurred, $400,201, $1,069,671, and $409,823 related to subcontractor costs for the years 2002, 2001 and 2000,respectively. General and administrative costs were $3,581,706, $3,632,769, and $1,381,047 for 2002, 2001 and 2000,
respectively.

     In 2002, actual cash paid to our President, Mr. Bernstein, totaled
$110,018. We also accrued an additional $9,982 in additional compensation to Mr.
Bernstein. In addition, we issued Mr. Bernstein 13,000,000 shares of common stock for past services having a market value of $260,000. These shares were issued subject to forfeiture in the event that Mr. Bernstein is no longer employed by the Company. Legal fees in 2002 amounted to $1,922,861 of which
$1,599,200 relates to the settlement of the litigation that was pending with
Stephen Beck. Of the $1,599,200, $1,481,895 is evidenced by a promissory note,
$112,193 was paid through the issuance of 2,027,639 shares of our common stock, and $5,112 paid in cash. We also incurred $314,729 in the filing of our registration statement on Form SB-2, of which $297,500 was paid through the issuance of 7,750,000 shares and $17,229 was paid in cash. Other expenses in
2002 included consulting services of $940,160, of which $662,098 was paid through the issuance of 10,881,118 shares of our common stock, office salaries of $36,968, telephone expense of $23,284, travel expenses of $57,797, accounting and auditing fees of $71,317 and rent of $28,176.

     In 2001, actual cash compensation paid to our President totaled $90,000. We also accrued $30,000 in additional compensation due to Mr. Bernstein. We charged to operations $1,500,000 due to a reduction in the balance of the non-recourse promissory note due to us by Mr. Bernstein and another Director, Joel Freedman, in connection with their purchases of our common stock. Initially, we agreed to issue 4,650,000 and 350,000 shares of our class "A" common stock to Messrs.
Bernstein and Freedman, respectively, in exchange for their issuance to us of non-recourse promissory notes in the amount of $1,855,350 by Mr. Bernstein and
$139,650 by Mr. Freedman. At the time of their purchase of our shares, the market price of our common stock was approximately $.60 per share. Both promissory notes mature on May 25, 2005 and accrue interest at 8% per annum. On
June 18, 2001, we authorized the $1,500,000 reduction of the combined principal amount of these notes since the market value of our common stock declined to approximately $.10 per share. This reduction and charge to operations was deemed to be fair and reasonable under the circumstances.

     We issued 6,000,000 shares of restricted common stock to Mr. Bernstein during 2001, valued at $1,128,000, for past compensation due to him. Previously, the financial statements have reflected the value of the shares at $420,000, the fair market value of the services rendered. We revalued the shares issued to Mr.
Bernstein as a result in the policies adopted by the U.S. Securities and
Exchange Commission indicating that all shares issued in exchange for services should be valued at the quoted market price of the shares issued on the date of issuance. These 6,000,000 shares have been issued subject to certain restrictions limiting the President's ability to sell or transfer the shares.

     Other expenses in 2001 included consulting fees of $477,671, of which
$281,635 was paid through the issuance of 2,275,000 shares of our common stock, legal fees of $256,736, of which $138,750 was paid through the issuance of
915,000 shares of our common stock, accounting fees of $51,120, travel expenses of $42,092, office salaries of $36,225, office expense of $34,880, rent of
$29,468, telephone expense of $13,838 and a write off of our $33,000 investment in Antaeus Research, LLC.

     The major costs in 2000 were officers' salaries of $127,183, consulting fees of $856,202, legal fees of $206,198, accounting and auditing fees of
$23,063 and travel costs of $26,443.

     Interest charged to operations for 2002, 2001 and 2000, amounted to

$118,460, $70,468 and $60,634, respectively. Of the $118,460 incurred in 2002,
$76,078 was accrued on our promissory note due to the University of Pennsylvania and $37,271 was accrued on the promissory note due for legal fees on the settlement with Stephen Beck. Of the $70,468 incurred in 2001, $64,472 was accrued on the promissory note due to the University of Pennsylvania. Of the
$60,634 incurred in 2000, $54,638 was accrued on the promissory note due to the
University of Pennsylvania.

Liquidity and capital resources

     In 2002, we raised $892,261 net of offering costs through the issuance of
28,046,766 shares of our common stock through a Regulation S offering and through the offer and sale of 143,250 shares of our preferred stock. We also received $175,646 during 2002 from our subcontracts with the Air Force. Of the
$1,067,907 we received, we used $927,439 in our operations, we advanced $33,547 to our President and paid $29,608 for equipment

     In 2001, we raised a net $286,567 through the issuance of 4,932,358 shares of its common stock through our Regulation S offering. Also in 2001, we entered into an agreement with Allied Boston International for a Straight Documentary
Credit for $12,500.000.The funding under this instrument is not guaranteed and to date, we have not received any funding under this letter of credit arrangement. If the $12,500,000 under the letter of credit is received, we believe the amount should be sufficient to fund the completion of our research projects and bring our products to market. Although Mr. Bernstein intends to continue to loan us working capital as required while we seeks additional financing, he is under no obligation to do so. We do not expect to receive any additional material financing from other long time investors, although we continue to undertake a variety of efforts to locate suitable debt or equity financing.

     During 2000, the Company received $746,732 from our research and development contract, $22,490 from the sale of our common stock, and $251,798 from the sale of DCH Technologies, Inc., shares. Our President advanced $8,000 and received $39,500 back from the Company. In 2000, we spent $1,035,470 in our operations and $15,000 was invested in Antaeus Research, LLC.

Critical accounting issues

     The discussion and analysis of the Company's financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with its
Board of Directors, the Company has identified three accounting policies that it believes are key to an understanding of its financial statements. These are important accounting policies that require management's most difficult, subjective judgments.

     The first critical accounting policy relates to revenue recognition. Income from the Company's subcontracts with the Air Force is recognized at the time services are rendered and billed for.

     The second critical accounting policy relates to research and development expense. Costs incurred in the development of the Company's fatigue fuse and the electrochemical sensor are expensed as incurred.

     The third critical accounting policy relates to the valuation of non-
monetary consideration issued for services rendered. The Company values all services rendered in exchange for its common stock at the quoted price of the shares issued at date of issuance.  All other services provided in exchange for other non-monetary consideration is valued at either the fair value of the services received or the fair value of the consideration relinquished, whichever is more readably determinable.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS

     Attached hereto and incorporated herein by reference are audited financial statements of the Registrant as of December 31, 2002, 2001, and 2000, prepared in accordance with Regulation S-X (17 CFR Sec.210)

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

     NAME                  AGE             POSITION

     Robert M. Bernstein    68      President/Chief Executive and Chief Financial
                                    Officer, Chairman of the Board
     Joel R. Freedman       43      Secretary/Director
     Dr. John Goodman       68      Chief Engineer/Director
     William I. Berks       72      Vice President

     The Term of the directors and officers of Matech is until the next annual meeting or until their successors are elected.

ROBERT M. BERNSTEIN, PRESIDENT/CHIEF FINANCIAL OFFICER/CHAIRMAN OF THE BOARD.
Robert M. Bernstein is 68 years of age.  He received a Bachelor of Science degree from the Wharton School of the University of Pennsylvania in 1956.  From
August 1959 until his certification expired in August 1972, he was a Certified
Public Accountant licensed in Pennsylvania.  From 1961 to 1981, he was a consultant specializing in mergers, acquisitions, and financing.  From 1981 to
1986, Mr. Bernstein was Chairman and Chief Executive Officer of Blue Jay
Enterprises, Inc. of Philadelphia, PA, an oil and gas exploration company.  In
December 1985, he formed a research and development partnership for Tensiodyne, funding approximately $750,000 for research on the Fatigue Fuse.  In October
1988 he became Chairman of the Board, President, Chief Financial Officer, and
CEO of Matech 1 and retained these positions with the Company after the spin off from Matech 1 on July 31, 1997.

JOEL R. FREEDMAN, SECRETARY/DIRECTOR.  Joel R. Freedman is 43 years of age. From
October 1989 until the present, Mr. Freedmen holds the position of Secretary and a Director of the company.  Mr. Freedman attends board meetings and provides advice to the Company as needed.  Since 1983, he has been president of Genesis
Advisors, Inc., an investment advisory firm in Bala Cynwyd, Pennsylvania.  Since
January 1, 2000, he has been a Senior Vice President of PMG Capital Corp., a securities brokerage and investment advisory firm in West Conshohocken,
Pennsylvania.  His duties there are a full-time commitment.  Accordingly, he does not take part in Matech's daily activities.  He is not a director of any other company.

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

William Berks- Vice-President of Government Projects. He managed the previous
Matech contracts for the development of EFS at the University of Pennsylvania,
Southwest Research Institute, and Optim, Inc. Mr. Berks has a B. Aero. E and MS
in Applied Mechanics from Polytechnic Institute of New York and MS in Industrial
Eng., Stevens Institute of Technology . With Matech since 1997. He has over 30 years experience in spacecraft mechanical systems engineering. He retired from
TRW in November 1992 where he was employed for 26 years in a variety of management positions: Manager of the Mechanical Design Laboratory, the engineering design skill center for the design and development of spacecraft mechanical systems, which had as many as 350 individuals: Manager of the
Advanced Systems Design Department, which was responsible for mechanical systems design for all spacecraft project: Assistant Project Manager for Mechanical
Subsystems for a major spacecraft program, which included preparation of plans, specifications and drawings, supervision of two major subcontracts, and responsibility for flight hardware fabrication and testing. He holds six patents.

Our advisory board

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

HENRYKA MANES. Ms. Manes is the Founder and President of H. Manes & Associates,
a consulting firm that enables environmental and high technology companies to export their products worldwide. She has a wide-range of experience with projects in more than 20 countries in Asia, Africa, Eastern Europe and South
America. Prior to founding HMA, Ms. Manes was Director of Operations for the
American Jewish Joint Distribution Committee's International Development Program
and has worked with the World Bank, United States Agency for International
Development, and the United Nations Development Program. Ms. Manes received her
B.A. from Macalester College in St. Paul, MN, and did her graduate work at the
University of Minnesota, Minneapolis, MN.

Dr. A.EMIN AKTAN. Dr. Aktan is the John Roebling Professor of Infrastructure
Studies at Drexel University Department of Civil Engineering and Architecture.
He is the director of Drexel Intelligent Infrastructure & Transportation Safety
Institute. His research interest is system identification and health monitoring for management of civil infrastructure systems (CIS) while generating fundamental knowledge regarding the actual behavior and loading environments of constructed facilities. Dr. Aktan received a Ph.D. in Earthquake Structural
Engineering from the University of Illinois at Urbana-Champaign in 1973 and
served as a Post-Doctorate associate at University of California at Berkeley for five years. Dr. Aktan has held faculty positions at Middle East Technical
University, Louisiana State University and University of Cincinnati before joining Drexel University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     On March 27, 2001, Mr. Robert Bernstein, Chief Executive Officer and
Chairman filed a Form 5 relating to several transactions of stock issued to him in 2000 and a Form 4 for a January 2001 transaction.  Mr. Bernstein was late in reporting these transactions.

     On March 27, 2001, Dr. John Goodman, Director filed a Form 4 for a transaction in January 2001. Dr. Goodman's Form 4 was not timely filed.

The Company is unaware of any other late filings or any other failures to file any Forms 3, 4, or 5.

ITEM 11.  EXECUTIVE COMPENSATION
________________________________________________________________________________

                                                  Other
Name and                                          Annual      Restricted                          All Other
Principal                                         Compen-      Stock        Options     LTIP       Compen-
Position         Year    Salary ($)   Bonus ($)   sation ($)   Awards ($)    (SARs (#)  Payout($)   sation ($)

Robert M. Bernstein
 CEO             2000    $120,000     $   -       $    -       $    4,183(1)     -      $    -    $   -
                 2001    $120,000     $   -       $    -       $1,128,000(2)     -      $    -    $   -
                                                               $1,395,000(3)     -      $    -    $   -
                 2002    $120,000     $   -       $    -       $      200(4)     -      $    -    $   -
                                                               $  260,000(5)
John W. Goodman  2000    $ 26,614     $   -       $    -       $       -         -      $    -    $   -
Director and     2001    $ 23,076     $   -       $    -       $  147,600(6)     -      $    -    $   -
Engineer         2002    $ 17,945     $   -       $    -       $   40,000(7)     -      $    -    $   -
William Berks    2000    $     -      $   -       $39,235      $       -         -      $    -    $   -
Vice-President   2001    $ 55,388     $   -       $    -       $  147,600(6)     -      $    -    $   -
                 2002    $ 70,301     $   -       $    -       $   40,000(7)     -      $    -    $   -

________________________________________________________________________________
________________________________________________________________________________

(1)  In 2000, the Corporation issued to Mr. Bernstein as escrow holder 4,183,675 shares of its common stock, in part, for future compensation and subject to severe restrictions. The Company included the par value of the shares issued in Mr. Bernstein's 2000 compensation amounting to $4,183.

(2)  In 2001, the Corporation issued Mr. Bernstein 6,000,000 shares for past compensation (see item 5). The Company valued these shares at $1,128,000.

(3)  In 2001, the Company reduced the obligation from Mr. Bernstein to the
     Company on a non-recourse promissory note relating to the issuance of
     4,650,000 shares of its common stock from $1,855,350 to $460,350.

(4)  In 2002, the Company issued 200,000 shares of its Class B Common stock to its president in relinquishment of his interest in the Company's patents.
     The shares were valued at par.

(5)  In 2002, the Company issued 13,000,000 shares of its common stock to Mr.
     Bernstein for past compensation. The shares had a market value of $260,000 and are subject to forfeiture in the event Mr. Bernstein is no longer employed by the Company.

(6)  In 2001, the Corporation issued each to Mr. Goodman and Mr. Berks 900,000 shares of restricted common stock. These shares were valued at $147,500.

(7)  In 2002, the Corporation issued each to Mr. Goodman and to Mr. Berks
     1,000,000 shares of restricted common stock. These shares were valued at
     $40,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AS OF DECEMBER 31,
2002

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

Security Ownership of Management

CLASS OF STOCK    NAME AND ADDRESS OF      AMOUNT AND NATURE OF   PERCENT OF
                   BENEFICIAL OWNER        BENEFICIAL OWNERSHIP     CLASS

Common Stock    Robert M. Bernstein, CEO     27,800,966 Shares     25.45%(1)
                Suite 707
                11661 San Vicente Blvd.
                Los Angeles, CA  90049

                Joel R. Freedman, Director      626,471 Shares       .57%
                1 Bala Plaza
                Bala Cynwyd, PA 19004

                John Goodman, Director        2,000,000 Shares      1.83%
                Suite 707
                11661 San Vicente Blvd.
                Los Angeles, CA 90049

                William Berks, Vice President
                Suite 707
                11661 San Vicente Blvd.
                Los Angeles, CA 90049         2,000,000 Shares      1.83%

                Directors and executive      32,427,437 Shares     29.68%
                officers as a group
                (3 persons)

Class B         Robert M. Bernstein             300,000 Shares    100.00%(2)
Common Stock    Suite 707
                11661 San Vicente Blvd.
                Los Angeles, CA 90049
_________________________________________

 (1) Of these 26,544,847 shares, Mr. Bernstein has full rights to approximately
     25,339,291 shares. The remaining 2,461,675 shares held are in escrow.  On
     October 27, 2000, the Company issued 4,183,675 shares to Mr. Bernstein pursuant to a Stock Escrow/Grant Agreement.  Under the terms of the agreement, the President is required to hold these shares in escrow. While in escrow, the President cannot vote the shares but has full rights as to cash and non-cash dividends, stock splits or other change in shares. Any additional shares issued to the President by reason of the ownership of the
     4,183,675 shares will also be escrowed under the same terms of the agreement.  Upon the exercise by certain holders of Company options or warrants or upon the need by the Company, in the sole discretion of the
     Board, to issue common stock to certain individuals or entities, the number of shares required for issuance to these holders will be returned from escrow by Mr. Bernstein thereby reducing the number of shares he holds. The shares held in escrow are non-transferable and will be granted to Mr.
     Bernstein only upon the exercise or expiration of all of the options and warrants, the direction of the Board, in its sole discretion, or the mutual agreement of Mr. Bernstein and the Board of Directors to terminate the agreement.  The Company valued these shares at par.  Upon the actual grant of the remaining shares to Mr. Bernstein, the shares issued will be valued at market value when issued and charged to operations as compensation. As of the date of this filing, 1,722,000 of these 4,183,675 shares had been transferred to satisfy a stock agreement.  Accordingly, 2,461,675 of these escrowed shares are included in the total of 27,800,966 shares beneficially owned by Mr. Bernstein. (See, Note 11 to Financial Statements.)

(2)  Each of Mr. Bernstein's Class B Common Shares has 1,000 votes per share on any matter on which the common stockholders vote. Accordingly, the Class B common stock held by Mr. Bernstein equal 100 million shares of voting control. These votes give Mr. Bernstein voting control of the Company.

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

     On October 18, 2001, the Company's Board of Directors authorized the issuance of 20,000 shares of its common stock to the company's executive assistant, for services rendered to the Company.

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

     On March 20, 2002, the Company issued 25,000 shares of its common stock to the Company's executive assistant.

     On August 5, 2002, the Company's Board of Directors authorized the issuance of 1,000,000 shares of its common stock each to Dr. John Goodman and Mr. William
Berks for services rendered to the Company.

     On October 7, 2002, the Company issued its executive assistant 50,000 shares of its common stock.

     On December 6, 2002, the Company issued 200,000 shares of its Class B common stock to its President in consideration for the relinquishment of his security interest in the Company's patents, which served as collateral for our repayment to our President of the amounts that we accrued for his compensation and advances.

     On December 18, 2002, the Company issued 13,000,000 shares of its restricted common stock to its President in consideration for past services. The total market value of these shares when issued was $260,000, however, we valued these shares at $420,000 due to the fact that Mr. Bernstein relinquished that amount of past due compensation. These shares are subject to forfeiture in the event that Mr. Bernstein is no longer employed by the Company.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS IN FORM 8-K

a.   Exhibits.

EXHIBIT NO.                DESCRIPTION                              PAGE NO.

3(i)          Certificate of Incorporation of Material Technologies, Inc.(1)

              Certificate of Amendment, February 16, 2000(2)

              Certificate of Amendment, July 12, 2000(2)

              Certificate of Amendment, July 19, 2000(2)

              Certificate of Amendment, July 31, 2000(2)

              Certificate of Amendment, October 16, 2001(2)

              Certificate of Amendment, dated December 2, 2002 (3)

              Certificate of Amendment, dated January 7, 2003 (3)

3(ii)         Bylaws of Material Technologies, Inc.(1)

4.1           Class A Convertible Preferred Stock Certificate of Designations(1)

4.2           Class B Convertible Preferred Stock Certificate of Designations(1)

4.3           Material Technologies, Inc. Stock Escrow/Grant(2)

5.0           Opinion of Legal Counsel (Exhibit 23.0 Included)(3)

10.1          License Agreement Between Tensiodyne Corporation and
              the Trustees of the University of Pennsylvania(1)

10.2          Sponsored Research Agreement between Tensiodyne Corporation and the Trustees of the University of Pennsylvania(1)

10.3          Amendment 1 to License Agreement Between Tensiodyne Scientific
              Corporation  and the Trustees of the University of Pennsylvania(1)

10.4          Repayment Agreement Between Tensiodyne Scientific Corporation and
              the Trustees of the University of Pennsylvania(1)

10.5          Teaming Agreement Between Tensiodyne Scientific Corporation and
              Southwest Research Institute(1)

10.6          Letter Agreement between Tensiodyne Scientific Corporation,
              Robert M. Bernstein, and Stephen Forrest Beck and Handwritten
              modification(1)

10.7          Agreement Between Tensiodyne Corporation and Tensiodyne 1985-1 R&D
              Partnership(2)

10.8          Amendment to Agreement Between Material Technologies, Inc. and
              Tensiodyne 1985-1 R&D Partnership(2)

10.9          Agreement Between Advanced Technology Center of Southeastern
              Pennsylvania and Material Technology, Inc.(2)

10.10         Addendum to Agreement Between Advanced Technology Center of
              Southeastern Pennsylvania and Material Technologies, Inc.(2)

10.11         Agreement Between Allied Boston International, Inc. and Material
              Technologies,  Inc.(2)

10.12         Securities Subscription Agreement dated June 27, 2002 between the
              Registrant and Gregory Bartko, Esq.(4)

10.13         Specimen Subscription Agreement Used By Registrant in Recent Sales
              Of Common Stock By Private Placement(3)

10.14         Registrant's Stock Issuance/ Stock Option Plan For 2002 (3)

10.15         Settlement Agreement and Mutual Release Between Stephen F.
              Beck and Registrant (3)

10.16         Business Consulting Agreement Between Circle Group
              Internet, Inc. and Registrant (3)

10.17         Securities Subscription Agreement dated August 12, 2002 between the Registrant and Gregory Bartko, Esq.(3)

10.18         Securities Subscription Agreement dated August 29, 2002 between the Registrant and Gregory Bartko, Esq.(3)

10.19         Amended and Restated Stock Option Agreement Between the Registrant
              and E. G. Bud Shuster Dated November 1, 2002(3)

10.20         License Agreement Between Integrated Technologies, Inc.  and
              Austin Tech, LLC  Dated January 3, 2003 (3)

10.21         Non-Statutory Stock Option Agreement between the Registrant and
              Peter Jegou dated October 15, 2002. (3)

10.22         Non-Statutory Stock Option Agreement between the Registrant and
              Richard Margulies dated October 15, 2002. (3)

10.23         Amended and Superceding Securities Subscription Agreement
              between the Registrant and Gregory Bartko dated December 17,
              2002. (3)

10.24         License Agreement Between the Registrant and Integrated
              Technologies, Inc. Dated January 3, 2003 (3)

10.25         Security Agreement (To Pay For Past Legal Services), dated August
              1, 2002 among Robert A. Brunette, Hassel Hill, Jr. and the
              Registrant (3)

23.0          Consent of Jonathan P. Reuben, Certified Public Accountant (4)

99.0          Certification Pursuant to Section 302 (a) of the Sarbanes-Oxley
              Act of 2002 - Robert M. Bernstein, Chief Executive Officer(4)

99.1          Certification Pursuant to Section 302 (a) of the Sarbanes-Oxley
              Act of 2002 - Robert M. Bernstein, Chief Financial Officer(4)

1.   Incorporated by reference to the Registrant's S-1 registration statement filed March 9, 1997, bearing File Number 333-23617, and as subsequently amended at date of effectiveness on July 28, 1997.

2.   Incorporated by reference to the Registrant's SB-2 registration statement filed November 30, 2001, bearing File Number 333-74202 and as subsequently amended at date of effectiveness on February 7, 2002.

3.   Incorporated by reference to the Registrant's SB-2 registration statement filed August 8, 2002, bearing File Number 333-97833 and as subsequently amended.

4.   Filed herewith.

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

                                          MATERIAL TECHNOLOGIES, INC.

                                          By: /s/ Robert M. Bernstein
                                                  Robert M. Bernstein, Chief
                                                  Executive Officer, President
                                                  and Chairman of the Board
Dated:  March 28, 2003

     Pursuant to the requirements of the Securities Exchanges Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          By: /s/ Robert M. Bernstein
                                                  Robert M. Bernstein,
                                                  President, Director, Chief Executive
                                                  Officer, and Chief
                                                  Financial Officer (Principal Executive
                                                  Officer, Principal
                                                  Financial Officer, and Principal
                                                  Accounting Officer)

                                          By: /s/ Joel Freedman
                                                  Joel Freedman, Secretary and Director

                                          By: /s/ John Goodman
                                                  John Goodman, Director

Dated: March 28, 2003

                           MATERIAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS

                                    Contents

                                                                            Page

     Independent Auditors' Report                                            F-1

     Balance Sheets                                                          F-2

     Statements of Operations                                                F-3

     Statement of Stockholders' Equity (Deficit)                             F-4

     Statements of Cash Flows                                                F-5

     Notes to Financial Statements                                    F-6 - F-20

                          Independent Auditors' Report

Board of Directors
Material Technologies, Inc.
Los Angeles, California

I have audited the accompanying balance sheets of Material Technologies, Inc.,
(A Development Stage Company) as of December 31, 2001 and 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows, for the years ended December 31, 2000, 2001, 2002, and for the period from the
Company's inception (October 21, 1983) through December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States. These standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Material Technologies, Inc. as of
December 31, 2001 and 2002, and the results of its operations, and its cash flows for the years ended December 31, 2000, 2001, 2002, and for the period from the Company's inception (October 21, 1983) through December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discuss in Note 16 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about the its ability to continue as a going concern. Management's plans regarding those matters also are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jonathon P. Reuben CPA
    Jonathon P. Reuben,
    Certified Public Accountant
    Torrance, California
    March 7, 2003

                                      F-1

                           MATERIAL TECHNOLOGIES, INC.
                         (A Development Stage Company)
                                 BALANCE SHEETS
________________________________________________________________________________

                                                 December 31,    December 31,
                                                    2001             2002
                                                 _____________   _____________
                                                  (Restated)
                                     ASSETS

      CURRENT ASSETS
        Cash and cash equivalents                $     174,469   $     251,782
         Receivable due on research contract           285,677              -
        Receivable from officer                         35,880          76,109
        Employee receivable                                 -            1,433
        Prepaid expense                                     -            1,179
                                                 _____________   _____________

          TOTAL CURRENT ASSETS                         496,026         330,503
                                                 _____________   _____________

      FIXED ASSETS
        Property and equipment, net
            of accumulated depreciation                  2,708          27,649
                                                 _____________   _____________

      OTHER ASSETS
         Intangible assets:
           Patents and other, subject to amortization   15,200          12,120
        Refundable deposit                               2,348           2,348
                                                 _____________   _____________

          TOTAL OTHER ASSETS                            17,548          14,468
                                                 _____________   _____________

          TOTAL ASSETS                           $     516,282   $     372,620
                                                 =============   =============

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

      CURRENT LIABILITIES
        Legal fees payable                       $     282,950   $     216,783
        Fees payable to R&D subcontractor              196,043              -
        Accounting fees payable                         42,417          22,443
        Other accounts payable                          14,326          15,736
        Accrued expenses                                43,213          33,880
        Accrued officer wages                           70,000          75,482
        Notes payable - current portion                 25,688          25,688
        Payable on research and
           development sponsorship                     422,653         498,731
        Loans payable - others                          57,406          59,028
                                                 _____________   _____________

          TOTAL CURRENT LIABILITIES                  1,154,696         947,771

      LONG-TERM DEBT                                        -        1,519,166

      STOCKHOLDERS' EQUITY (DEFICIT)
        Class A Common Stock, $.001 par value,
        authorized 399,700,000 shares, issued and
        outstanding 42,433,378 at December 31, 2001
        and 109,228,185 shares at December 31, 2002,
        Shares held in reserve 60,000,000 at December
        31, 2001 and 101,602,800 at December 31, 2002   42,433         109,228

        Class B Common Stock, $.001 par value,
        authorized 300,000 Shares, issued and
        outstanding 100, 000 shares at December 31,
        2001, and  300,000 at December 31, 2002            100             300

        Preferred stock, $.001 par value, authorized
        50,000,000 Shares, issued and outstanding 337,471
        shares at December 31, 2001, and 480,721 shares
        issued and outstanding at December 31,  2002       337             480

        Additional paid in capital                   8,851,436      11,223,453
        Less notes receivable - common stock          (731,549)       (774,311)
        Deficit accumulated during the development
        stage                                       (8,801,171)    (12,653,467)
                                                 _____________   _____________

        TOTAL STOCKHOLDERS' (DEFICIT)                 (638,414)     (2,094,317)
                                                 _____________   _____________

          TOTAL LIABILITIES AND STOCKHOLDERS'
             (DEFICIT)                           $     516,282   $     372,620
                                                 =============   =============

                                      F-1

                          MATERIAL TECHNOLOGIES, INC.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
________________________________________________________________________________

                                                                                     From Inception
                                                                                     (October 21, 1983)
                                                 For the Year Ended December 31,          Through
                                               2000          2001          2002       December 31, 2002
                                            __________     __________     __________     __________
                                             (Restated)       (Restated)
 REVENUES
  Sale of fatigue fuses                     $       -      $       -      $       -      $   64,505
  Sale of royalty interests                         -              -              -         198,750
  Research and development revenue             635,868      1,579,823        461,323      5,024,812
  Test services                                     -              -              -          10,870
                                            __________     __________     __________     __________
    TOTAL REVENUES                             635,868      1,579,823        461,323      5,298,937
                                            __________     __________     __________     __________

COSTS AND EXPENSES
  Research and development                     496,501      1,493,628        665,435      5,030,763
  General and administrative                 1,381,047      3,632,769      3,581,706     12,453,854
                                            __________     __________     __________     __________
    TOTAL COSTS AND EXPENSES                 1,877,548      5,126,397      4,247,141     17,484,617
                                            __________     __________     __________     __________
    INCOME (LOSS) FROM OPERATIONS           (1,241,680)    (3,546,574)    (3,785,818)   (12,185,680)
                                            __________     __________     __________     __________

OTHER INCOME (EXPENSE)
  Interest income                              103,419        102,283         52,782        300,600
  Interest expense                             (60,634)       (70,468)      (118,460)      (434,447)
  Loss on abandonment of interest in
     joint venture                                  -         (33,000)            -         (33,000)
                                            __________     __________     __________     __________
    TOTAL OTHER INCOME                          42,785         (1,185)       (65,678)      (166,847)
                                            __________     __________     __________     __________

NET INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEMS AND PROVISION FOR INCOME TAXES      (1,198,895)    (3,547,759)    (3,851,496)   (12,352,527)
PROVISION FOR INCOME TAXES                        (800)          (800)          (800)       (11,000)
                                            __________     __________     __________     __________
    NET INCOME (LOSS) BEFORE
      EXTRAORDINARY ITEMS                   (1,199,695)    (3,548,559)    (3,852,296)   (12,363,527)
 EXTRAORDINARY ITEMS
  Forgiveness of indebtness                         -              -              -        (289,940)
                                            __________     __________     __________     __________
    NET INCOME (LOSS)                      $(1,199,695)   $(3,548,559)   $(3,852,296)  $(12,653,467)
                                            __________     __________     __________     __________
                                            __________     __________     __________     __________

PER SHARE DATA
  Basic income (loss) before
     extraordinary item                    $     (0.06)   $     (0.11)   $     (0.06)
  Basic extraordinary items                         -              -              -
                                            __________     __________     __________
    BASIC NET INCOME (LOSS) PER SHARE      $     (0.06)   $     (0.11)   $     (0.06)
                                            ==========     ==========     ==========
   WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                            18,900,019     33,640,393     63,073,970
                                            ==========     ==========     ==========
                                      F-2

                           Material Technologies, Inc.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
________________________________________________________________________________
                                                                                                                                                        Deficit
                                                                                                                                                      Accumulated
                                 Class A Common         Class B Common           Preferred Stock
                          ________________________  _______________________   _______________________     Capital     During the
                             Shares                   Shares                    Shares                 in Excess of  Development
                          Outstanding     Amount    Outstanding    Amount     Outstanding    Amount      Par Value      Stage
                          ___________  ___________  ___________  ___________  ___________  ___________  ___________  ___________
Initial Issuance of Common Stock
  October 21, 1983              2,408  $        2            -   $        -            -   $        -         2,498  $        -
Adjustment to Give Effect
   to Recapitalization on
  December 15, 1986
Cancellation of Shares         (2,202)         (2)           -            -            -            -            (2)          -
                          ___________  ___________  ___________  ___________  ___________  ___________  ___________  ___________

                                  206          -             -            -            -            -         2,496           -
Balance - October 21, 1983
Shares Issued By Tensiodyne
  Corporation in Connection
  with Pooling of Interests    42,334          14            -            -            -            -         4,328           -
Net (Loss), Year Ended
 December 31, 1983                 -           -             -            -            -            -            -        (4,317)
                          ___________  ___________  ___________  ___________  ___________  ___________  ___________  ___________

Balance, January 1, 1984       42,540          14            -            -            -            -         6,824       (4,317)
Capital Contribution               -           28            -            -            -            -        21,727           -
Issuance of Common Stock        4,815           5            -            -            -            -        10,695           -
Costs Incurred in Connection
  with Issuance of Stock           -           -             -            -            -            -        (2,849)          -
Net (Loss), Year Ended
 December 31, 1984                 -           -             -            -            -            -            -       (21,797)
                          ___________  ___________  ___________  ___________  ___________  ___________  ___________  ___________

Balance, January 1, 1985       47,355           47           -            -            -            -        36,397      (26,114)
Shares Contributed Back
  to Company                     (315)          (0)          -            -            -            -            -            -
Capital Contribution               -            -            -            -            -            -       200,555           -
Sale of 12,166 Warrants at
  $1.50 Per Warrant                -            -            -            -            -            -        18,250           -
Shares Cancelled               (8,758)          (9)          -            -            -            -             9           -
Net (Loss), Year Ended
 December 31, 1985                 -            -            -            -            -            -            -      (252,070)
                          ___________  ___________  ___________  ___________  ___________  ___________  ___________  ___________

Balance, January 1, 1986       38,282           38           -            -            -            -       255,211     (278,184)
Net (Loss), Year Ended
 December 31, 1986                 -            -            -            -            -            -            -       (10,365)
                          ___________  ___________  ___________  ___________  ___________  ___________  ___________  ___________

Balance, January 1, 1987       38,282           38           -            -            -            -       255,211     (288,549)
Issuance of Common Stock upon
  Exercise of Warrants            216           -            -            -            -            -        27,082           -
Net (Loss), Year Ended
 December 31, 1987                 -            -            -            -            -            -            -       (45,389)
                          ___________  ___________  ___________  ___________  ___________  ___________  ___________  ___________

Balance, January 1, 1988       38,498           38           -            -            -            -       282,293     (333,938)
Issuance of Common Stock
Sale of Stock                   2,544            3           -            -            -            -       101,749           -
Services Rendered               3,179            3           -            -            -            -        70,597           -
Net (Loss), Year Ended
  December 31, 1988                -            -            -            -            -            -            -      (142,335)
                          ___________  ___________  ___________  ___________  ___________  ___________  ___________  ___________

Balance, January 1, 1989       44,221           44           -            -            -            -       454,639     (476,273)
Issuance of Common Stock
Sale of Stock                   4,000            4           -            -            -            -         1,996           -
Services Rendered              36,000           36           -            -            -            -        17,964           -
Net (Loss), Year Ended
 December 31, 1989                 -            -            -            -            -            -            -       (31,945)
                          ___________  ___________  ___________  ___________  ___________  ___________  ___________  ___________

Balance, January 1, 1990       84,221           84           -            -            -            -       474,599     (508,218)
Issuance of Common Stock
Sale of Stock                   2,370            2           -            -            -            -        59,248           -
Services Rendered               6,480            7           -            -            -            -        32,393           -
Net Income, Year Ended
 December 31, 1990                 -            -            -            -            -            -            -       133,894
                          ___________  ___________  ___________  ___________  ___________  ___________  ___________  ___________

Balance January 1, 1991        93,071           93           -            -            -            -       566,240     (374,324)
Issuance of Common Stock
Sale of Stock                     647            1           -            -       350,000          350      273,335           -
Services Rendered               4,371            4           -            -            -            -        64,880           -
Conversion of Warrants             30           -                                                                -
Conversion of Stock            (6,000)          (6)      60,000           60           -            -            -            -
Net (Loss), Year Ended
 December 31, 1991                 -            -            -            -            -            -            -      (346,316)
                          ___________  ___________  ___________  ___________  ___________  ___________  ___________  ___________

Balance January 1, 1992        92,119           92       60,000           60      350,000          350      904,455     (720,640)
Issuance of Common Stock
Sale of Stock                  20,000           20           -            -            -            -        15,980           -
Services Rendered               5,400            5           -            -            -            -        15,515           -
Conversion of Warrants          6,000            6           -            -            -            -        14,994           -
Sale of Class B Stock              -            -        60,000           60           -            -        14,940           -
Issuance of Stock to
  Unconsolidated Subsidiary     4,751            5           -            -            -            -        71,659           -
Conversion of Stock             6,000            6      (60,000)         (60)          -            -            -            -
Cancellation of Shares         (6,650)          (7)          -            -            -            -             7           -
Net (Loss), Year Ended
 December 31, 1992                 -            -            -            -            -            -            -      (154,986)
                          ___________  ___________  ___________  ___________  ___________  ___________  ___________  ___________

Balance January 1, 1993       127,620          127       60,000           60      350,000          350    1,037,550     (875,626)
Issuance of Common Stock
Licensing Agreement            12,500           13           -            -            -            -         6,237           -
Services Rendered              67,030           67           -            -            -            -        13,846           -
Warrant Conversion             56,000           56           -            -            -            -       304,943           -
Cancellation of Shares        (31,700)         (32)          -            -            -            -        (7,537)          -
Net (Loss) for Year Ended
 December 31, 1993                 -            -            -            -            -            -            -      (929,900)
                          ___________  ___________  ___________  ___________  ___________  ___________  ___________  ___________

Balance January 1, 1994       231,449          231       60,000           60      350,000          350    1,355,039   (1,805,526)

Adjustment to Give Effect
  to Recapitalization on
 February 1, 1994              30,818           31           -            -            -            -       385,393           -
Issuance of Shares for
Services Rendered             223,000          223           -            -            -            -            -            -
Sale of Stock               1,486,112        1,486           -            -            -            -        23,300           -
Issuance of Shares for
the Modification of Agreements 34,000           34           -            -            -            -           (34)          -
Net (Loss) for the Year
Ended December 31, 1994            -            -            -            -            -            -            -      (377,063)
                          ___________  ___________  ___________  ___________  ___________  ___________  ___________  ___________

Balance January 1, 1995     2,005,380        2,005       60,000           60      350,000          350    1,763,698   (2,182,589)

Issuance of Common Stock
  in Consideration for
  Modification of Agreement   152,500          153           -            -            -            -            -            -
Net (Loss) for the Year
Ended December 31, 1995 -          -            -            -            -            -            -            -      (197,546)
                          ___________  ___________  ___________  ___________  ___________  ___________  ___________  ___________

Balance January 1, 1996     2,157,880        2,157       60,000           60      350,000          350    1,763,698   (2,380,135)

Issuance of Shares for
  Services Rendered           164,666          165           -            -            -            -        16,301           -
Sale of Stock                  70,000           70           -            -            -            -       173,970           -
Issuance of Shares for
  the Modification of
  Agreements                  250,000          250           -            -            -            -          (250)          -
Cancellation of Shares Held
  in Treasury                 (62,000)         (62)          -            -            -            -       (154,538)         -
Net (Loss) for the Year
  Ended December 31, 1996          -            -            -            -            -            -             -     (450,734)
                          ___________  ___________  ___________  ___________  ___________  ___________  ___________  ___________

Balance January 1, 1997     2,580,546        2,580       60,000           60      350,000          350    1,799,181   (2,830,869)

Sale of Stock                 100,000          100           -            -            -            -        99,900           -
Conversion of Indebtedness    800,000          800           -            -            -            -       165,200           -
Class A Common Stock Issued
in Cancellation of $372,000
Accrued Wages Due Officer   1,499,454        1,500           -            -            -            -       370,500           -
Issuance of Shares for
Services Rendered             247,000          247           -            -            -            -         2,224           -
Adjustment to Give Effect
to Recapitalization on
9-Mar-97                      560,000          560           -            -            -            -          (560)          -
Net (Loss) for the Year
Ended December 31, 1997            -            -            -            -            -            -            -      (133,578)

                          ___________  ___________  ___________  ___________  ___________  ___________  ___________  ___________
                            5,787,000        5,787       60,000           60      350,000          350    2,436,445   (2,964,447)
Shares Issued in Cancellation
of Indebtedness             2,430,000        2,430           -            -            -            -       167,570           -
Conversion of Options         500,000          500           -            -            -            -       124,500           -
Issuance of Shares for
Services Rendered           1,121,617        1,122           -            -            -            -       111,040           -
Shares Issued in Cancellation
of Redeemable Preferred Stock  50,000           50           -            -            -            -       149,950           -
Shares Returned to Treasury
and Cancelled                (560,000)        (560)          -            -            -            -           560           -
Modification  of Royalty
 Agreement                    733,280          733           -            -            -            -         6,599           -
Issuance of Warrants to Officer    -            -            -            -            -            -        27,567           -
Net (Loss) for the Year
Ended December 31, 1998            -            -            -            -            -            -            -      (549,187)

                          ___________  ___________  ___________  ___________  ___________  ___________  ___________  ___________
                           10,061,897  $    10,062       60,000  $        60     350,000   $       350    3,024,231  $(3,513,634)
Shares Issued in Cancellation
  of Indebtedness           2,175,000        2,175           -            -           -             -       164,492           -
Issuance of Shares for
  Services Rendered         1,255,000        1,255           -            -           -             -        93,844           -
Shares Issued in Modification
  of Licensing Agreement      672,205          672           -            -           -             -          (672)          -
Sale of Stock                 433,333          433           -            -           -             -       173,107           -
Net (Loss) for the Year
Ended December 31, 1999            -            -            -            -           -             -            -      (539,283)
                          ___________  ___________  ___________  ___________  ___________  ___________  ___________  ___________

                           14,597,435  $    14,597       60,000  $        60      350,000  $       350    3,455,002  $(4,052,917)

Issuance of Shares for
  Services Rendered - as
    restated                  699,500          699           -            -           -             -       823,817           -
Shares Issued to Investors
  Pursuant to Settlement
    Agreement                  65,028           65           -            -           -             -           (65)          -
Shares Issued for Cash
  and Non-Recourse
  Promissory Notes          5,000,000        5,000           -            -           -             -     1,990,000           -
Shares Issued for Cash        400,000          400           -            -           -             -       281,294           -
Shares Issued in Cancellation
of Indebtedness               100,000          100           -            -           -             -        99,900           -
Shares Issued as Compensation
  Pursuant to Escrow
    Agreement               4,183,675        4,184           -            -           -             -            -            -
Shares Returned from
 Escrow                      (400,000)        (400)          -            -           -             -           400           -
Common Shares Converted
  into Class B Common         (40,000)         (40)      40,000           40          -             -            -            -
Preferred Shares Converted
  into Common                  12,529           13           -            -      (12,529)          (13)
Net (Loss) for the Year                                                                                                                        -                 -
Ended December 31, 2000
   - restated                      -            -            -            -           -             -            -    (1,199,695)
                          ___________  ___________  ___________  ___________  ___________  ___________  ___________  ___________

  Balance December 31,
    2000 - restated        24,618,167  $    24,618      100,000  $       100      337,471  $       337    6,650,348  $(5,252,612)

Issuance of Shares for
  Services Rendered -
    restated                6,185,000        6,185           -            -            -            -       798,151           -
Shares Issued for Cash      4,932,358        4,932           -            -            -            -       281,635           -
Shares Issued in Connection
  with Private Offering       697,853          698           -            -            -            -          (698)          -
Shares Issued to Officer    6,000,000        6,000           -            -            -            -     1,122,000           -
Net (Loss) for the Year
Ended December 31, 2001 -
   restated                        -            -            -            -            -            -            -    (3,548,559)
                          ___________  ___________  ___________  ___________  ___________  ___________  ___________  ___________

                           42,433,378  $    42,433      100,000  $       100      337,471  $       337    8,851,436  $(8,801,171)

Issuance of  Shares for
  Services Rendered        21,835,018       21,835           -            -            -            -     1,163,796           -
Issuance of  Shares to
  University of
    Pennsylvania            1,096,476        1,096                                                           (1,096)
Shares issued in settlement
  of lawsuit                1,397,200        1,398           -            -            -            -        38,602
Shares Issued for Cash     28,046,766       28,047           -            -       143,250          143    1,125,546           -
Offering costs                                               -            -            -            -      (200,412)
Shares issued in canellation of
  President's interest in
     patents                       -            -       200,000          200           -            -            -
Cancellation of shares in
  stock grant              (1,322,000)      (1,322)                                                           1,322
Shares issued to Company's
  president for past
  compensation             13,000,000       13,000                                                          247,000
Shares Issued in
  Connection with Private
  Offering                  2,741,347        2,741           -            -            -            -        (2,741)          -
Net (Loss) for the Year
Ended December 31, 2002            -            -            -            -            -            -            -    (3,852,296)
                          ___________  ___________  ___________  ___________  ___________  ___________  ___________  ___________

Balance -
  December 31, 2002       109,228,185  $   109,228      300,000  $       300      480,721  $       480   11,223,453 $(12,653,467)
                          ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========

                          MATERIAL TECHNOLOGIES, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
________________________________________________________________________________

                                                                                         From Inception
                                                  For the Year Ended December 31,      (October 21, 1983)
                                             ________________________________________       Through
                                                 2000         2001           2002      December 31, 2002
                                             ____________  ____________  ____________   ____________
                                             (Restated)     (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                          $ (1,199,695) $ (3,548,559) $ (3,852,296)  $(12,653,467)
                                             ____________  ____________  ____________   ____________
  Adjustments to reconcile net income
    (loss) to net cash provided
    (used) in operating activities

  Depreciation and amortization                     2,948         3,755         7,747        185,612

  Accrued interest income                         (98,557)      (98,298)      (49,444)      (247,731)

  Gain on sale of securities                           -             -             -        (196,596)

  Charge off of investment in joint venture            -         33,000            -          33,000

  Officers' and directors compensation on stock
  subscription modification                            -      1,500,000            -       1,500,000

  Issuance of common  stock to officer for past servicea                      260,000        260,000

  Charge off of deferred offering costs                -             -             -          36,480

  Charge off of long-lived assets due to impairment    -             -             -          92,919

  Modification of royalty agreement                    -             -             -           7,332

  Gain on foreclosure                                  -             -             -         (18,697)

  (Increase) decrease in accounts receivable      112,364      (255,073)      285,677        (50,328)

  (Increase) decrease in employee advances             -             -         (1,433)        (1,433)

  (Increase) decrease in prepaid expense               -           (212)       (1,179)        (1,338)

  Loss on sale of equipment                            -             -                        12,780

  Issuance of common  stock for services          828,699     1,932,336     1,286,894      4,581,656

  Issuance of stock for agreement modification         -             -             -             152

  Forgiveness of Indebtedness                          -             -             -         215,000
  Increase (decrease) in accounts
    payable and accrued expenses                    8,441       267,742      (284,625)       902,989

  Increase in legal fees secured by note payable       -             -      1,481,895      1,481,895

  Interest accrued on note payables                57,062        67,718       114,971        387,726
  Increase in research and development
     sponsorship payable                               -             -                       218,000

  (Increase) in note for litigation settlement         -             -                       (25,753)

  (Increase) in Deposits                               -             -                        (2,189)
                                             ____________  ____________  ____________   ____________
    TOTAL ADJUSTMENTS
                                                  910,957     3,450,968     3,100,503      9,371,476
                                             ____________  ____________  ____________   ____________
  NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                          (288,738)      (97,591)     (751,793)    (3,281,991)
                                             ____________  ____________  ____________   ____________

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds From sale of equipment                      -             -                        10,250

  Purchase of property and equipment                   -         (5,961)      (29,608)      (266,472)

  Proceeds from sale of securities                     -             -             -         283,596

  Purchase of securities                               -             -             -         (90,000)

  Proceeds from foreclosure                            -             -             -          44,450

  Investment in joint ventures                    (15,000)           -             -        (102,069)

  Payment for license agreement                        -             -             -          (6,250)
                                             ____________  ____________  ____________   ____________

  NET CASH PROVIDED (USED) BY
   INVESTING ACTIVITIES                           (15,000)       (5,961)      (29,608)      (126,495)
                                             ____________  ____________  ____________   ____________

                          MATERIAL TECHNOLOGIES, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
________________________________________________________________________________

                                                                                        From Inception
                                                                                      (October 21, 1983)                                                               (October 21, 1983)
                                                    For the Year Ended December 31,       Through
                                                     2000        2001        2002      December 31, 2002
                                                 ___________  ___________  ___________  ___________
CASH FLOWS FROM FINANCING ACTIVITIES
                                                                                                                                                    $
  Issuance of common stock net of offering costs $   274,288  $   366,126  $ 1,747,733  $ 2,901,468

  Costs incurred in offerings                             -       (79,559)    (261,474)    (372,513)

  Sale of common stock warrants                           -            -            -        18,250

  Sale of preferred stock                                 -            -            -       258,500

  Sale of redeemable preferred stock                      -            -            -       150,000

  Capital contributions                                   -            -            -       301,068

  Payment on proposed reorganization                      -            -            -        (5,000)

  Loans  From  officer                                 8,000       42,800           -       778,805

  Officer advances and repayments                    (39,500)     (53,300)     (33,547)    (542,379)

  Increase in loan payable-others                         -            -            -       172,069
                                                 ___________  ___________  ___________  ___________

CASH FLOWS FROM FINANCING ACTIVITIES:                242,788      276,067      858,714    3,660,268
                                                 ___________  ___________  ___________  ___________

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                          (60,950)      172,515       77,313      251,782
BEGINNING BALANCE CASH AND
      CASH EQUIVALENTS                               62,904         1,954      174,469           -
                                                 ___________  ___________  ___________  ___________
ENDING BALANCE CASH AND CASH
    EQUIVALENTS                                  $    1,954   $   174,469  $   251,782  $   251,782
                                                 ===========  ===========  ===========  ===========

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

Note 2 - Summary of Significant Accounting Policies

a Accounts Receivable

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

b. Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, account balance over one year old, etc.).

c. Property and Equipment

Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

Material Technologies, Inc. depreciates its property and equipment as follows:

                          MATERIAL TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

Financial statement reporting - straight line method as follows:

                  Machinery                5 years
                  Computer equipment     3-5 years
                  Office equipment         5 years

Long-Lived Assets

Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,"
requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

b. Net Loss Per Share

The Company adopted the provisions of Statement of Financial Accounting
Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS") that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic
EPS.

c. Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

d. Fair Value of Financial Instruments

The Company estimates the fair value of its financial instruments at their current carrying amounts.

e. Stock Based Compensation

For 1998 and subsequent years, the Company has adopted FASB Statement 123 which establishes a fair value method of accounting for its stock-based compensation plans. Prior to 1998, the Company used APB Opinion 25.

f. Revenue Recognition

During 2002, Significantly all of the Company's revenue was derived from the
Company's sub-contract with the United States Air Force relating to the further development of the Electrochemical Fatigue Fuse. Revenue on the sub-contract is recognized at the time services are rendered. . The Company bills monthly for services pursuant to this sub-contract at which time revenue is recognized for the period that the respective invoice relates. The objective of the contract with the US Air Force is to further develop and validate a prototype
Electrochemical Fatigue Sensor (EFS) to inspect turbine engine blades and components in the disassembled condition as well as without the need to disassemble the engine. The project builds on work performed through previous contracts with the Air Force. As required under the contract and previous contracts with the Air Force, the technical data and /or commercial computer software developed under the contracts will be delivered to the Government with
"Other Than Unlimited Rights". Under the contracts, Material Technologies, Inc.
has always maintained a proprietary interest in the development of the data and software for commercial use. The sub-contract expired in 2002.

                          MATERIAL TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

All other income is reported in the period that the income was earned.

g. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

h. Income Taxes

The Company accounts for its income taxes under the provisions of Statement of
Financial Accounting Standards 109 ("SFAS 109"). The method of accounting for income taxes under SFAS 109 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

i. Recent Accounting Pronouncements

The FASB recently issued the following statements:

     FASB 144 - Accounting for the Impairment or Disposal of Long-Lived Assets
     FASB 145 - Rescission of FASB Statements 4, 44 and 64 and Amendment of  FASB 13
     FASB 146 - Accounting for Costs Associated with Exit or Disposal Activities
     FASB 147 - Acquisitions of Certain Financial Institutions
     FASB 148 - Accounting for Stock-Based Compensation

These FASB statements did not have, or are not expected to have, a material impact on the Company's financial position and results of operations.

Note 3 - Accounts Receivable

Accounts receivable consists entirely of amounts due under the Company's research and development sub-contract and consists of the following:

                                                        December 31,
                                                     2001         2002
                                                  _________      _________
         Accounts Receivable                      $ 285,677      $  8,362
         Less allowance for doubtful accounts            -         (8,362)
                                                  _________      _________
                                                  $ 285,677      $     -
                                                  =========      =========

                          MATERIAL TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

Note 4 - Intangibles

Intangible assets consist of the following:

                              Period of              December 31,
                            Amortization          2001          2002
                                               _________      _________
     Patent Costs             17 Years         $  28,494      $  28,494
     License Agreement        17 Years             6,250          6,250
          (See Note 4)
     Website                   5 Years             5,200         5,200
                                               _________      _________
                                                  39,944         39,944
         Less Accumulated Amortization           (24,744)       (27,824)
                                               _________      _________
                                               $  15,200      $  12,120
                                               _________      _________
                                               _________      _________

Amortization charged to operations for 2000, 2001, and 2002 were $1,989, and
$2,249, and 3,080 respectively.

Estimated amortization expense for the remaining life of the contract is as follows:

                  2003              $2,116
                  2004              $2,116
                  2005              $2,116
                  2006              $1,856
                  2007              $ 1076

Note 5 - License Agreement

The Company has entered into a license agreement with the University of
Pennsylvania regarding the development and marketing of the EFS. The EFS is designed to measure electrochemically the state of fatigue damage in a metal structural member. The Company is in the initial stage of developing the EFS.

Under the terms of the agreement the Company issued to the University 12,500 shares of its common stock, and a 5% royalty on sales of the product. The
Company valued the licensing agreement at $6,250. The license terminates upon the expiration of the underlying patents, unless sooner terminated as provided in the agreement. The Company is amortizing the license over 17 years.

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
Interest charged to operations for 2000, 2001, and 2002, relating to this obligation was $54,638, $64,472, and $76,078, respectively. The balance of the note at December 31, 2001, and 2002, was $422.653 and $498,731, respectively,

As of December 31, 2001, the Company was required to issue an additional
1,404,464 shares to the University pursuant to the revised agreement. The
Company is currently in discussions with the University regarding the issuance of the shares and other related matters. As indicated, the Note matured on
December 16, 2001 and the Company has not made any payments and under the terms of the agreement is in default.

                          MATERIAL TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

Note 6 - Property and Equipment

The following is a summary of property and equipment:

                                                 December 31,
                                             2001            2002
                                           ________       _________
     Office and computer equipment         $ 24,142       $  24,142
     Manufacturing equipment                100,067         129,675
                                           ________       _________
                                            124,209         153,817
         Less: Accumulated
            Depreciation                   (121,501)       (126,168)
                                           ________       _________
                                           $  2,708       $  27,649
                                           ========       =========

Depreciation charged to operations was $959, and $1,044, and $4,667, in 2000,
2001, and 2002, respectively. The Company's equipment has been pledged as collateral on the agreement with Advanced Technology Center (See Note 8(b)).

Note 7 - Notes Payable

On May 27, 1994, the Company borrowed $25,000 from Mr. Sherman Baker, a current shareholder. The loan is evidenced by a promissory note that is assessed interest at major bank prime rate. The note matures on May 31, 2002, when principal and accrued interest become fully due and payable. The Company has pledged its patents as collateral against this loan. The loan has not been paid and is now in default.

As additional consideration for the loan, the Company granted to Mr. Baker, a 1%
royalty interest in the Fatigue Fuse and a 0.5% royalty interest in the
Electrochemical Fatigue Sensor. The Company has not placed a value on the royalty interest granted. The balance due on this loan as of December 31, 2001, and 2002, was $57,237, and $58,859, respectively. Interest charged to operations for 2000, 2001 and 2002 was $3,245, $3,246, and $1,622, respectively.

In October 1996, the Company borrowed $25,000 from an unrelated third party. The loan was assessed interest at an annual rate of 11% and matured on October 15,
2000. In addition the Company issued warrants to the lender for the purchase of
2,500 shares of the Company's common stock at a price of $1.00 per share. The loan balance as of December 31, 2000 and 2001 was $25,527 and $25,527,
respectively. Interest charged to operations on this loan in 2000, 2001, and
2002, were $2,750, $2,750, and $2,750, respectively.

The Company did not pay any amounts due on this note when it matured on October
15, 2000, and the note is in default.

Note 8 - Income Taxes

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

An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will materialize. The allowance for 2000, 2001 and 2002 was $1,199,695,
$3,548,559, and $3,590,712, respectively. As of December 31, 2002, the Company has unused operating loss carryforwards, which may provide future tax benefits in the amount of $12,391,883 which expire in various years through 2022.

The Company's use of its net operating losses may be restricted in future years due to the limitations pursuant to IRC Section 382 on changes in ownership.

Note 9 - Commitments and Contingencies

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

                          MATERIAL TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

b.  On August 30, 1986, the Company entered into a funding agreement with the
    Advanced Technology Center ("ATC"), whereby ATC paid $45,000 to the Company for the purchase of a royalty of 3% of future gross sales and 6% of sublicensing revenue. The royalty is limited to the $45,000 plus an 11%
    annual rate of return. At December 31, 2001, and 2002, the future royalty commitment was limited to $227,149 and $249,864, respectively.

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

At December 31, 2001, and 2002, the total future royalty commitments, including the accumulated 26% annual rate of return, were limited to approximately
$1,725,234, and $2,173,795, respectively. If the Company defaults on the agreement, then the obligation relating to this agreement becomes secured by the
Company's patents, products, and accounts receivable, which may be related to technology developed with the funding.

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

                                                  Fatigue       Fatigue
                                                    Fuse         Sensor
                                                   _______      _______
         Tensiodyne 1985-1 R&D Partnership            -*            -
         Advanced Technology Center
           Future Gross Sales                      6.00%*           -
           Sublicensing Fees                          -**           -
         Variety Investments, Ltd                  5.00%            -
         University of Pennsylvania
            Net Sales of Licensed Products            -          7.00%
            Net Sales of Services                     -          2.50%
         Sherman Baker                             1.00%         0.50%
                                                   _______      _______
                                                  12.00%        10.00%
                                                   _______      _______
                                                   _______      _______

         *   Royalties limited to specific rates of return as discussed in Notes
             8(a) and (b) above.

         **  The Company granted 12% royalties on sales from sublicensing. These royalties are also limited to specific rates of return as discussed in Note 8(b) and (c) above.

h. Operating Leases

The Company leases its existing office under a non-cancelable lease, which expires on June 30, 2003. The lease has a provision allowing the Company to extend the lease period an additional six months, which the Company intends to do, making the extended lease term to end on December 31, 2003.

Rental expense charged to operations for the years ended December 31, 2000,
2001, and 2002 was approximately $23,129, $29,468, and $28,176 which consisted solely of minimum rental payments.

In addition to rent, the Company is obligated to pay property taxes, insurance, and other related costs associated with the leased office.

                          MATERIAL TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

Minimum rental commitments under the noncancelable leases expire as follows:

                  Year Ended 2003        $ 11,740

i. Straight Documentary Credit

On October 10, 2001, the Company entered into an arrangement whereby Allied
Boston Group will provide the Company with a Straight Documentary Credit (a letter of credit) for $12,500,000. Under the terms of the commitment, the
Company will pledge sufficient shares of its common stock to equal 125% of the
Straight Documentary Credit. Under the initial terms, the shares were valued at
$.27 per share. If the Company's stock price goes lower, then additional shares will be pledged. If the stock price goes to a $1.00 per share, then Allied
Boston is required to liquidate a sufficient number of shares to pay off the amount funded through this Straight Documentary Credit. After the amount is paid off, Allied Boston will retain 25 million shares of the Company's common stock.
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

In October 2001, the Company issued 60,000,000 shares of its common stock as collateral to Allied Boston pursuant to the terms of the agreement, and in
January 2002, the Company issued 40,000,000 shares as additional collateral. As indicated the selling of these shares are contingent upon the occurrence of future events. Further, this shares can not be voted on by Allied Boston until such time as the credit has been funded. Therefore as these shares can not be sold or voted, the Company treats the shares issued, held in reserve, and not outstanding.

As of the balance sheet date, the Credit has not been funded, however the
Company is in discussions with funding sources.

j) Litigation

In July 2002, the Company settled its pending lawsuit with Mr. Beck. Under the terms of the settlement, Mr. Beck received 1,000,000 shares of the Company common stock. The shares to be issued are non-dilutive for a period of five years.. The Company valued the shares issued to Mr. Beck at $40,000, the quoted price of the shares on date of issuance was charged to operations, accordingly.

In addition, pursuant to the agreement that the Company had with the attorneys who represented it in this matter, a contingent fee of $1,481,895 became due them upon the settlement of the case. This fee, however, is payable out of the
Company's earnings derived before interest, taxes, depreciation and amortization
(EBIDA), limited each year to 25% of EBIDA. Unpaid amounts owed towards the fee accrue interest at a rate of 6% per annum until paid in full. The balance of this obligation at December 31 2002 including accrued interest is $1,519,166.
Interest charged to operations for 2002 totaled $37,271.

As the amounts due the attorneys are paid out of profits and amounts paid annually are limited as indicated, management does not believe that the liability to the attorneys will have any impact on the Company's ability to continue operating. However, payments made to the attorneys will obviously have a impact on the Company's future cash flow that could limit the amounts spent on future projects or expansion.

Note 10 - Investments

a)  The Company owns 65,750 shares of Class A Common Stock of Tensiodyne
    Corporation. At December 31, 2002, there was no market for these shares and the Company valued its interest at $0.

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

Note 11 - Stockholders' Equity

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

d. Class C Preferred Stock

During 2002, the Company sold to its legal counsel 143,250 shares of its Class B preferred stock for $141,250. These shares are convertible to shares of the
Company's common stock at a conversion price of $.50 per share. The shares accrue interest at 8% payable out of earnings before income tax, depreciation, and amortization. The accrued interest is cumulative. Dividends accrued but not actually payable at December 31, 2002 totaled $4,022.

                          MATERIAL TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

e. Issuances Involving Non-cash Consideration

All issuances of the Company's stock for non-cash consideration have been assigned a dollar amount equaling the quoted market price of the shares at date of issuance.

On January 31, 2000, the Company issued 50,000 shares of common stock to a member of its advisory board. These shares were valued at $59,375. On February
8, 2000, the Company issued 10,000 shares of common stock to a consultant who assisted in developing the Company's web site. The Company valued these shares at $26,563. On February 28, 2000, the Company issued 200,000 of common stock to a consultant for financial services. These shares were valued at $381,250. Also on February 28, 2000, the Company issued 4,500 of common stock to a public relations consultant. These shares were valued at $8,578. On March 9, 2000, the
Company issued 100,000 of common stock to a consultant in cancellation of
$100,000 due. On March 13, 2000, the Company issued two consultants a total of
75,000 shares of common stock for services relating to the development of the fatigue fuse. . These shares were valued at $140,625. On March 21, 2000, the
Company's President returned to the Company 40,000 shares of Common stock in exchange for receiving 40,000 shares of Class B common stock. On March 29, 2000, the Company issued 50,000 shares of common stock to a consultant for financial services. These shares were valued at $81,250. On April 11, 2000, the Company issued 15,000 shares of common stock to consultant relating to the operations of the Company joint venture. These shares were valued at $15,469. On April 11,
2000, the Company issued 25,000 shares of common stock for advisory services.
These shares were valued at $25,781. On April 28, 2000, the Company issued
30,000 shares of common stock for advisory services. These shares were valued at
$26,250. On May 4, 2000, the Company issued 12,529 shares of its common stock in exchange for 12,529 shares of its preferred stock. The preferred shares were subsequently cancelled. On May 25, 2000, the Company issued its President
4,650,000 shares its common stock in exchange for $4,650 and a $1,855,350 non-recourse promissory note bearing interest at an annual rate of 8%. On the same day, the Company issued 350,000 shares its common stock to a Director in exchange for $350 and a $139,650 non-recourse promissory note bearing interest at an annual rate of 8%. Both notes mature on May 25, 2005, when the principal and accrued interest becomes fully due and payable. On July 13, 2000, the
Company issued 40,000 shares of its common stock for legal services. These shares were valued at $21,875. On October 27, 2000, the Company issued 4,183,675 to its President for futures services to be rendered pursuant to a stock grant and escrow agreement. As discussed further in Note 11, these shares are held in escrow, subject to substantial  restrictions and the actual shares that may vest to the President could be substantially less then the number of shares placed in escrow.  These shares were valued at par. On November 14, 2000,  pursuant to the stock grant and escrow  agreement,  the  President  returned  400,000  shares of common stock to the Company that were subsequently  cancelled.  On the same day,
400,000  shares were issued in exchange for $22,490.  On December 19, 2000,  the
Company issued 200,000 shares of its common stock to a consultant.  These shares were valued at $37,500.  During  January and February  2000,  the Company issued
65,028  shares of its common stock to investors  who were  defrauded by a former consultant  of the Company.  These shares were valued at par. In February  2000, the Company  received  $251,798 from the proceeds from the sale of shares of DCH
Technologies,  Inc. These shares were placed in a brokerage account in 1998 by a shareholder of the Company on the Company's behalf. The Company had no access to the account.  Due to the  restrictive  covenants of the brokerage  account,  the
Company did not reflect the  transaction  on its financial  statements  prior to
2000, when the shares were sold. The Company credited the proceeds to additional paid-in capital.

                          MATERIAL TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

On January 9, 2001, the Company issued 100,000 shares of its common stock to a member of the Company's advisory board for consulting services. These shares were valued at $18,800. Also on January 9, 2001, the Company issued 50,000 shares of its common stock to a consultant for services rendered. These shares were valued at $9,400. On January 10, 2001, the Company issued 100,000 shares each to two employees pertaining to services rendered on the Company's research project. These shares were valued at $31,200. On January 11, 2001, the Company issued 100,000 shares of its common stock to an attorney for legal services.
These shares were valued at $12,500. On March 6, 2001, the Company issued its
President 6,000,000 shares of common stock for services rendered. These shares were valued at $1,128,000. On April 6, 2001, the Company issued a consultant
200,000 shares of its common stock for services rendered. These shares were valued at $21,800. On April 17, 2001, the Company issued a consultant 250,000 shares of its common stock for services rendered. These shares were valued at
$22,500. On April 20, 2001, the Company issued to two consultant 50,000 shares each of its common stock for marketing services rendered. These shares were valued at $9,000. On May 3, 2001, the Company issued to one of its employee's
100,000 shares of its common stock for services rendered on the Company's research project. These shares were valued at $9,000. Also May 3, 2001, the
Company issued a consultant 100,000 shares of its common stock for services rendered. These shares were valued at $9,000. On June 8, 2001, the Company issued a consultant 1,000,000 shares of its common stock for past marketing services rendered. These shares were valued at $50,000. The balance due for the services. On June 12, 2001, the Company issued its executive assistant 25,000 shares of its common stock for services rendered. These shares were valued at
$2,750. On July 5, 2001, the Company issued an attorney 50,000 shares of its common stock for legal services rendered. These shares were valued at $5,000. On
July 26, 2001, the Company issued a consultant 200,000 shares of its common stock for services rendered. These shares were valued at $26,000. On August 6,
2001, the Company issued a consultant 125,000 shares of its common stock for services rendered. These shares were valued at $16,250. On August 9, 2001, the
Company issued an attorney 265,000 shares of its common stock for services rendered. These shares were valued at $39,750. On August 29, 2001, the Company issued 50,000 shares of its common stock to one consultant and 300,000 shares of its common stock to another consultant for services rendered. These shares were valued at $42,000. On September 6, 2001, the Company issued a consultant 37,500 shares of its common stock for services rendered. These shares were valued at
$3,750. On September 14, 2001, the Company issued a consultant 50,000 shares of its common stock for services rendered. These shares were valued at $5,000. On
September 19, 2001, the Company issued a consultant 125,000 shares of its common stock for services rendered.  These shares were valued at $11,250. On October 8,
2001,  the Company  issued to two of its employees  300,000 shares of its common stock  each for  services  rendered  in  connection  with the  Company  research project.  These shares were valued at $102,000. On October 16, 2001, the Company issued a consultant  50,000  shares of its common  stock for services  rendered.
These shares were valued at $4,560.  On October 18, 2001, the Company issued its executive  assistant  20,000  shares of its common stock for services  rendered.
These shares were valued at $4,000.  On October 23, 2001,  the Company issued an attorney 150,000 shares of its common stock for services rendered.  These shares were  valued at $33,000.  On October 25,  2001,  the Company  issued  697,853 as additional  fees  pertaining  to its  Regulation S offering..  These shares were valued at $118,635.  On November 6, 2001, the Company issued an attorney 350,000 shares of its common stock for legal services rendered. These shares were valued at $56,000. On November 14, 2001, the Company issued a consultant 150,000 shares of its common stock for services rendered.  These shares were valued at $33,000.
On November 17, 2001, the Company issued to the same  consultant  107,500 shares of its common stock for services rendered.  These shares were valued at $16,125.
On December 20, 2001, the Company issued to three consultants a total of 530,000 shares of its common  stock for services  rendered.  These shares were valued at
$90,325.

                          MATERIAL TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

The value assigned to shares issued for services were charged to operations.
Additional shares issued to the University of Pennsylvania were issued pursuant to a non-dilution provision of the agreement between the Company and the
University and were valued at par and charged against paid-in capital. Shares issued in cancellation of indebtedness were charged against the balance of the debt owed, and shares issued relating to the Regulation S offering were charged against the related proceeds received.

On January 11, 2002, the Company issued a consultant 20,000 shares of its common stock for services rendered. These shares were valued at $3,200. On January 30,
2002, the Company issued a consultant 15,000 shares of its common stock for services rendered. These shares were valued at $2,850. On February 13, 2002, the
Company issued 4,000 shares its common stock for clerical services rendered.
These shares were valued at $760. On February 14, 2002, the Company issued a consultant 300,000 shares of its common stock for services rendered. These shares were valued at $72,000. On March 4, 2002, the Company issued its executive assistant 25,000 shares of its common stock. These shares were valued at $6,750. Also on March 4, 2002, the Company issued to six individuals a total of 650,000 shares of its common stock for consulting services rendered. These shares were valued at $175,500. On March 15, 2002, the Company issued 150,000 shares of its common stock for consulting services rendered. These shares were valued at $37,500. On March 18, 2002, the Company issued 150,000 shares of its common stock for consulting services rendered. These shares were valued at
$22,500. On March 19, 2002, the Company issued to 125,000 shares of its common stock for legal services rendered. These shares were valued at $20,000. On April
2, 2002, the Company issued to two members of its advisory board a total of
469,918 shares of its common stock for consulting services rendered. These shares were valued at $65,789. On April 2, 2002, the Company issued its executive assistant 25,000 shares of its common stock. These shares were valued at $3,500. On April 4, 2002, the Company issued to 120,000 shares of its common stock for legal services rendered. These shares were valued at $16,800. On April
4, 2002, the Company issued 4,000 shares its common stock for clerical services rendered. These shares were valued at $560. On April 10, 2002, the Company issued to 42,100 shares of its common stock for legal services rendered. These shares were valued at $5,473. On April 12, 2002, the Company issued to 105,000 shares of its common stock for legal services rendered. These shares were valued at $14,000. On April 25, 2002, the Company issued 550,000 shares of its common stock for consulting services rendered. These shares were valued at $49,500. On
May 10, 2002, the Company issued 215,000 shares of its common stock for legal services rendered. These shares were valued at $32,250. On May 10, 2002, the
Company issued 115,000 shares of its common stock for legal services rendered.
These shares were valued at $17,250. On May 21, 2002, the Company issued 400,000 shares of its common stock for consulting services rendered. These shares were valued at $36,000. On May 22, 2002, the Company issued 1,000,000 shares of its common stock for legal services rendered. These shares were valued at $90,000.
On June 5, 2002, the Company issued 150,000 shares of its common stock for consulting services rendered. These shares were valued at $9,000. On June 5,
2002, the Company issued 50,000 shares of its common stock for legal services rendered. These shares were valued at $3,000. On June 6, 2002, the Company issued 50,000 shares of its common stock for consulting services rendered. These shares were valued at $3,000. On July 3, 2002, the Company issued 1,000,000 shares of its common stock for legal services rendered. These shares were valued at $50,000. On July 3, 2002, the Company issued 250,000 shares of its common stock for consulting services rendered. These shares were valued at $12,500. On
July 8, 2002, the Company issued 200,000 shares of its common stock for legal services rendered. These shares were valued at $8,000. On July 8, 2002, the
Company issued 200,000 shares of its common stock for consulting services rendered. These shares were valued at $8,000. On July 26, 2002, the Company issued 1,000,000 shares of its common stock for consulting services rendered.

                          MATERIAL TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

These shares were valued at 40,000. On August 5, 2002, the Company issued
1,000,000 shares of its common stock to an employee for services rendered in connection for the development of the fatigue fuse. These shares were valued at
$40,000. On August 5, 2002, the Company issued 1,230,000 shares of its common stock for legal services. These shares were valued at $49,200. On August 14,
2002, the Company issued 1,000,000 shares of its common stock for legal services. These shares were valued at $40,000. On August 29, 2002, the Company issued 1,000,000 shares of its common stock for legal services. These shares were valued at $30,000. On September 5, 2002, the Company issued 300,000 shares of its common stock for consulting services rendered. These shares were valued at $6,000. On September 5, 2002, the Company issued 75,000 shares of its common stock for legal services. These shares were valued at $1,500. On September 10,
2002, the Company issued 2,000,000 shares of its common stock for consulting services. These shares were valued at $60,000. On September 11, 2002, the
Company issued 1,000,000 shares of its common stock for legal services. These shares were valued at $20,000. On September 12, 2002, the Company issued
2,500,000 shares of its common stock for legal services. These shares were valued at $50,000. On October 7, 2002, the Company issued 2,500,000 shares of its common stock for consulting services. These shares were valued at $75,000.
On October 9, 2002, the Company issued its executive assistant 50,000 shares of its common stock. These shares were valued at $1,500. On October 29, 2002, the
Company issued 250,000 shares of its common stock for consulting services. These shares were valued at $5,000. On December 6, 2002, the Company issued 650,000 shares of its common stock for consulting services. These shares were valued at
$19,500. On December 6, 2002, the Company issued 250,000 shares of its common stock for legal services. These shares were valued at $7,500.. On December 16,
2002, the Company issued 1,000,000 shares of its common stock to a member of the
Company's advisory board. These shares were valued at $30,000. On December 17,
2002, the Company issued 1,000,000 shares of its common stock for legal services. These shares were valued at $30,000. On December 18, 2002, the Company issued 13,000,000 shares of its common stock to its president for past compensation due to him. These shares were valued at $260,000.

The value assigned to shares issued for services were charged to operations.
Shares issued for legal services included services rendered in connection with the Beck matter as discussed and preparation of the Company's registration statement. During 2002, the Company issued 2,042,080 shares of Class A Common
Stock as additional consideration in connection with the Companys Regulation S offering. In addition, the Company issued 200,000 shares of the Company's Class
B common shares to its President in consideration for the relinquishment of his total interest in the Company's patents. In addition, during 2002, the Company cancelled 450,000 shares of its common stock previously issued to consultants.
The value assigned to these cancelled shares was $48,250 was credited against operations. The Company also issued 1,397,500 shares of its Class A Common Stock to Mr. Stephen Beck pursuant to the anti-dilution provisions of the settlement agreement (see note 9(j)). During 2002, the Company cancelled 1,322,000 shares of originally issued to Mr. Bernstein pursuant to the Stock Escrow/Grant
Agreement.

                          MATERIAL TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

Note 12 - Transactions with Management

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

c.  On May 25, 2000, the Company issued its President 4,650,000 shares its common  stock in exchange for $4,650 and a $1,855,350 non-recourse promissory note bearing interest at an annual rate of 8%. On the same day, the Company issued 350,000 shares its common stock to a Director in exchange for $350 and a $139,650 non-recourse promissory note bearing interest at an annual rate of 8%. Both notes mature on May 25, 2005, when the principal and accrued interest becomes fully due and payable. At the date of issuance, the shares were valued by the Company at $.40 per share.

d.  On October 27, 2000, the Company issued 4,183,675 shares to its President for future compensation pursuant to a Stock Escrow/Grant Agreement. Under the terms of the agreement, the President is required to hold these shares in escrow. While in escrow, the President cannot vote the shares but has full rights as to cash and non-cash dividends, stock splits or other change in shares. Any additional shares issued to the President by reason of the ownership of the 4,183,675 shares will also be escrowed under the same terms of the agreement.

    Upon the exercise by certain holders of Company options or warrants or upon the need by the Company, in the sole discretion of the Board, to issue common stock to certain individuals or entities, the number of shares required for issuance to these holders will be returned from escrow by the
    President thereby reducing the number of shares he holds. The shares held in escrow are non-transferable and will be granted to the Company's President only upon the exercise or expiration of all of the options and warrants, the direction of the Board, in its sole discretion, or the mutual agreement by the President and the Board of Directors to terminate the agreement. The
    Company valued these shares at par. Upon the actual grant of the remaining shares to the President, the shares issued will be valued their market value when issued and charged to operations as compensation. As of December 31,
    2002, 1,150,000 of these shares were issued to an unrelated third party.

    The original issuance of these shares had no impact on the financial condition of the Company. As shares are issued out of escrow, the Company will value the shares at their fair market value or the value of the consideration received for the shares, whichever is more readably determinable. Currently, any shares issued to the President are contingent as discussed above.

e.  On February 19, 2001, the Company issued its President 6,000,000 shares of common stock for services rendered. These shares were valued at $1,128,000.

f.  In June 2001, the Company's Board of Directors authorized the reduction in the amount owed by the President and a Director on non-recourse promissory notes referred to in footnote (d) above to $460,350 and $34,650, respectively. The reduction was due to the substantial reduction in the market value of the Company's stock. The $1,500,000 reduction was charged to general and administrative expenses as compensation to the President.

g.  During 2001, the President advanced the Company $42,000 and received $53,300 from the Company. The outstanding amount due from the President as of
    December 31, 2001 is $35,880. The amount of interest credited to operations for 2001 totaled $3,327.

    For 2001, the Company accrued $30,000 of unpaid compensation owed its
    President.

                          MATERIAL TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

h.  During 2002, the Company issued 200,000 shares of its Class B common stock in exchange for the Company's President relinquishing all of the interest that he had in the Company's patents.

i.  On December 18, 2002, the Company issued 13,000,000 shares of its common stock to its president for past compensation due hom. These shares had a total market value of $260,000, but the Company valued these shares at
    $420,000, the amount of past due compensation relinquished by Mr. Bernstein in exchange for the shares.

j.  During 2002, the Company cancelled 1,322,000 shares of originally issued to
    Mr. Bernstein pursuant to the Stock Escrow/Grant Agreement.

k.  During 2002, the Company made advances to its President amounting to
    $34,826. The outstanding amount due from the President as of December 31,
    2001 and 2002, is $35,880 and $76,109. The amount of interest credited to operations for 2001 and 20002 was $3,327 and $6,682, respectively.

Note 13 - Stock-Based Compensation Plans

a.  In 1996, the Company adopted the 1996 Stock Option Plan and reserved
    1,700,000 shares of Common Stock for distribution under the Plan. Eligible
    Plan participants include employees, advisors, consultants, and officers who provide services to the Company. A Committee appointed by the Company's
    Board of Directors determines the option price and the number of shares subject to each option granted. In the case of Incentive Stock Options granted to an optionee who owns more than 10% of the Company's outstanding stock, the option price shall be at least 110% of the fair market value of a share of common stock at date of grant. In 2000, the Company increased the number of reserved shares to 6,800,000.

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

b.  In 1998, the Company adopted the 1998 Stock Plan and reserved 800,000 shares of Common Stock for distribution under the plan. The Plan was adopted to provide a means by which the Company could compensate key employees, advisors, and consultants by issuing them stock in exchange for services and thereby conserve the Company's cash resources. A Committee of the Board of
    Directors determines the value of the services rendered and the related number of shares to be issued through the Plan for these services. In 2000, the Company increased the number of reserved shares to 6,800,000. The remaining outstanding options under this plan expired in 2002.

    In February 2002, the Company adopted the 2002 Stock Issuance/Stock Plan, and reserved 20,000,000 shares of its common stock for distribution under the Plan. Eligible Plan participants include employees, advisors, consultants, and officers who provide services to the Company. On March 4,
    2003, the Company amended the 2002 Stock Issuance/Stock Option Plan to authorize the issuance of an additional 20,000,000 shares of common stock under the plan. The option price shall be 100% of the fair market value of a share of common stock at either, a) date of grant or such other day as the as the Board may determine.

                          MATERIAL TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

The following is a summary of the various plans' activities :

In determining the fair value of the options granted during the respective years, the Black Scholes Option Pricing Model was used with the following assumptions determined:

                                       2000        2001        2002
                                      _______     _______     _______

     Risk free interest rate:            5%         n/a          4%
     Expected life:                      3 years    n/a          1.5 years
     Expected volatility                 80%        n/a          34%

Note 14 - Adjustments to Prior Periods

For the years 2000 and 2001, the Company changed its method in determining the value of the shares of stock it issued for non-monetary consideration to the quoted market price of the shares on date of issue. In addition, in 2001, the
Company changed the life of its license for amortization purposes to 17 years.
The following is a reconciliation of net loss as restated for the 2000 and 2001 two years.

                                                    2000             2001
                                               ___________       ___________
     Net loss as originally reported           $  (459,129)      $(2,432,638)
     Increase in operating loss due to
     changes in valuation of non-monetary
     consideration and amortization               (740,566)       (1,158,074)
                                               ___________       ___________
     Net loss as adjusted                      $(1,199,695)      $(3,590,712)
                                               ___________       ___________
                                               ___________       ___________
     Loss Per Share - as originally reported   $      (.02)      $      (.07)
     Change due to adjustment                         (.04)             (.04)
     Loss per share as adjusted                $      (.06)      $      (.11)
                                               ___________       ___________
                                               ___________       ___________

Note 15 - Management's Discussion on Future Operations

Since its inception, the Company has had recurring losses totaling $12,391,883.
The Company has enough cash resources to meet its obligation for the next six-months. The Company is attempting to raise additional funding through the offering of its convertible preferred stock in a private placement. Management is also attempting to seek additional funding through debt offerings.

