Form 10-Q
period 2003-03-31
MATERIAL TECHNOLOGIES INC /CA/
filed 2003-05-15
CIK 1036668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity; as of April 21, 2003:

Class A Common Stock - 138,542,565 shares outstanding, 1,342,800 shares held in reserve
Class B Common Stock - 300,000 shares outstanding
Class A Preferred - 504,821 shares outstanding

Material Technologies, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

	Index
		Page
		Number

Item 1.	Financial Statements

	Balance Sheets	3

	Statements of Operations	5
	First Quarter Ended March 31, 2002 and 2003 and from the
	Company's inception (October 21, 1983) through March 31, 2003

	Statements of Cash Flows	6
	First Quarter Ended March 31, 2002 and 2003 and from the
	Company's inception (October 21, 1983) through March 31, 2003

	Notes to Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Change in Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits and Reports on Form 8-K	12

Item 7.	Controls and Procedures	12

SIGNATURES		13

CERTIIFICATION		14

	Material Technologies, Inc.
	(A Development Stage Company)

BALANCE SHEETS

	December 31, 2002	March 31, 2003
		(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$251,782	$ 130,054
Receivable from officer	76,109	77,402
Employee receivable	1,433	-
Prepaid expenses	1,179	1,179

Total current assets	330,503	208,635

Fixed Assets
Property and equipment,
net of accumulated depreciation	27,649	25,893

Other Assets
Intangible assets,
net of accumulated amortization	12,120	11,591
Refundable deposit	2,348	2,348

Total other assets	14,468	13,939

Total Assets	$ 372,620	$ 248,467

The accompanying notes are an integral part of the financial statements.

Material Technologies, Inc.
(A Development Stage Company)

BALANCE SHEETS

	December 31, 2002	March 31, 2003
		(Unaudited)
Liabilities and Stockholders' (Deficit)

Current Liabilities
Legal fees payable	$216,783	$ 218,891
Accounting fees payable	22,443	30,538
Other accounts payable	15,736	8,002
Accrued expenses	33,880	41,510
Accrued officer wages	75,482	75,482
Notes payable - current portion	25,688	25,688
Payable on research and development sponsorship	498,731	521,174
Loans payable - others	59,028	59,434

Total Current Liabilities	947,771	980,719

Long-Term Debt	1,519,166	1,541,891

Total Liabilities	2,466,937	2,522,610

Stockholders' Equity (Deficit)
Class A Common stock, $.001 par value, authorized 399,700,000 shares; 109,228,185 shares issued at December 31, 2002 and
130,199,499 at March 31, 2003.
Shares held in reserve 101,602,800 at December 31, 2002 and
101,342,80 at March 31, 2003	109,228	130,199
Class B Common Stock, $.001 par value, authorized 300,000
shares, outstanding 300,000 shares at December 31, 2002 and
March 31, 2003	300	300
Class A Preferred, $.001 par value, authorized 50,000,000
outstanding 480,721 shares at December 31, 2002, and
504,821 shares at March 31, 2003	480	504
Additional paid-in capital	11,223,453	11,452,615
Less notes receivable - common stock	(774,311)	(785,025)
Deficit accumulated during the development stage	(12,653,467)	(13,057,016)
Less: Notes receivable - common stock	(774,311)	(785,025)
Treasury stock - (812,000 shares Class A common) - at cost	-	(15,720)

Total Stockholders' (Deficit)	(2,094,317)	(2,274,143)

Total Liabilities and Stockholders' (Deficit)	$ 372,620	$ 248,467

The accompanying notes are an integral part of the financial statements.

	Material Technologies, Inc.
	(A Development Stage Company)

STATEMENTS OF OPERATIONS

			From Inception
			(October 21, 1983)
		For the Three Months Ended	Through
		March 31,	March 31,
	2002	2003	2003
	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated)

Revenues
Sale of fatigue fuses	$-	$-	$64,505
Sale of royalty interests	-	-	198,750
Research and development revenue	330,809	-	5,024,812
Test services	-	-	10,870
Total Revenues	330,809	-	5,298,937

Costs and Expenses
Research and development	252,346	31,236	5,061,999
General and administrative	456,939	338,438	12,792,292
Total Costs and Expenses	709,285	369,674	17,854,291
Income (Loss) From Operations	(378,476)	(369,674)	(12,555,354)

Other Income (Expense)
Interest income	12,616	13,186	313,786
Interest expense	(20,356)	(46,261)	(480,708)
Loss on abandonment of joint venture	-	-	(33,000)
Total Other Income	(7,740)	(33,075)	(199,922)

Net Income (Loss) Before Extraordinary
Items and Provision for Income Per Share	$ (0.01)	$ n/a
Weighted Average
Common Shares Outstanding	44,819,027	115,637,191

The accompanying notes are an integral part of the financial statements.

	Material Technologies, Inc.
	(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
			(October 21, 1983)
	For the Three Months Ended		Through
	March 31,		March 31,
	2002	2003	2003
	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated)
Cash Flows From Operating Activities
Net income (loss)	$ (387,016)	$ (403,549)	$ (13,057,016)
Adjustments to reconcile net income
(loss) to net cash provided
(used) by operating activities
Depreciation and amortization	1,059	2,285	187,897
Accrued interest income	(12,247)	(12,007)	(259,738)
Gain on sale of securities	-	-	(196,596)
Charge off of investment in joint venture	-	-	33,000
Officers and directors compensation
on stock subscription modification	-	-	1,500,000
Issuance of common stock to officer for past services	-	-	260,000
Charge off of deferred offering costs	-	-	36,480
Charge off of long-lived assets due to impairment	-	-	92,919
Modification of royalty agreement			7,332
Gain on foreclosure	-	-	(18,697)
(Increase) decrease in accounts receivable	27,934	-	(50,328)
(Increase) decrease in employee advances	-	1,433	-
(Increase) decrease in prepaid expenses	(79,166)	-	(1,338)
Loss on sale of equipment	-	-	12,780
Issuance of common stock for services	312,560	132,250	4,713,906
Issuance of stock for agreement modification	-	-	152
Forgiveness of indebtedness	-	-	215,000
Increase (decrease) in accounts payable and accrued expenses	(77,912)	10,098	913,087
Increase in legal fees secured by note payable	-	22,725	1,504,620
Interest accrued on note payables	19,669	22,849	410,575
Increase in research and development sponsorship payable	-	-	218,000
(Increase) in note for litigation settlement	-	-	(25,753)
(Increase) in deposits	-	-	(2,189)
Total Adjustments	191,897	179,633	9,551,109

Net Cash Provided (Used) By Operating Activities	(195,119)	(223,916)	(3,505,907)

Cash Flows From Investing Activities
Proceeds from sale of equipment	-	-	10,250
Purchase of property and equipment	-	-	(266,472)
Proceeds from sale of securities	-	-	283,596
Purchase of securities	-	-	(90,000)
Proceeds from foreclosure	-	-	44,450
Investment in joint ventures	-	-	(102,069)
Payment for license agreement	-	-	(6,250)

Net Cash Provided (Used) By Investing Activities	-	-	(126,495)

The accompanying notes are an integral part of the financial statements.

	Material Technologies, Inc.
	(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			From Inception
			(October 21, 1983)
	For the Three Months Ended		Through
	March 31,		March 31,
	2002	2003	2003
	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated)
Cash Flows From Financing Activities
Issuance of common stock	$434,700	$112,853	$3,014,321
Costs incurred in Offering	(88,334)	(19,045)	(391,558))
Sale of common stock warrants	-	-	18,250
Sale of preferred stocks	-	24,100	282,600
Sale of redeemable preferred stock	-	-	150,000
Capital contributions	-	-	301,068
Purchase of treasury stock	-	(15,720)	(15,720)
Payment on proposed reorganization	-	-	(5,000)
Loans from officer	-	-	778,805
Repayments to officer	(23,000)	-	(542,379)
Increase in loan payable - others	-	-	172,069

Net Cash Flows From Financing Activities	323,366	102,188	3,762,456

Net Increase (Decrease) in Cash and Cash Equivalents	128,247	(121,728)	130,054
Beginning Balance Cash and Cash Equivalents	174,469	251,782	-
Ending Balance Cash and Cash Equivalents	$ 302,716	$ 130,054	$ 130,054

The accompanying notes are an integral part of the financial statements.

MATERIAL TECHNOLOGIES, INC.
(a Development Stage Company)
Notes to Financial Statements

Note 1.

In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2003, and the results of its operations and cash flows for the three-month periods ended March 31, 2002 and 2003. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

Note 2.

Financial statements for the quarter ended March 31, 2002 have been restated to reflect the value of shares issued for services at the quoted price of the shares at the time of issuance.

Note 3.

Accounting Policies

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

Long-Lived Assets

Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

Net Loss Per Share

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“EPS”) that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

MATERIAL TECHNOLOGIES, INC.
(a Development Stage Company)
Notes to Financial Statements

Fair Value of Financial Instruments

The Company estimates the fair value of its financial instruments at their current carrying amounts.

Stock Based Compensation

For 1998 and subsequent years, the Company has adopted FASB Statement 123 which establishes a fair value method of accounting for its stock-based compensation plans. Prior to 1998, the Company used APB Opinion 25.

Revenue Recognition

During 2002, significantly all of the Company’s revenue was derived from the Company’s subcontract with the United States Air Force relating to the further development of the Electrochemical Fatigue Fuse. Revenue on the sub-contract is recognized at the time services are rendered. . The Company billed monthly for services pursuant to this sub-contract at which time revenue is recognized for the period that the respective invoice relates. The objective of the contract with the US Air Force is to further develop and validate a prototype Electrochemical Fatigue Sensor (EFS) to inspect turbine engine blades and components in the disassembled condition as well as without the need to disassemble the engine. The project builds on work performed through previous contracts with the Air Force. As required under the contract and previous contracts with the Air Force, the technical data and /or commercial computer software developed under the contracts will be delivered to the Government with “Other Than Unlimited Rights”. Under the contracts, Material Technologies, Inc. has always maintained a proprietary interest in the development of the data and software for commercial use. The sub-contract expired in 2002.

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

MATERIAL TECHNOLOGIES, INC.
(a Development Stage Company)
Notes to Financial Statements

Note 4.

Stock Activity

During the quarter ended March 31, 2003, the Company received $93,808 net of offering costs in exchange for the issuance of 10,799,194 shares of its Class A common stock. The Company also received $24,100 in exchange for the issuance of 24,100 shares of its preferred stock. The preferred stock is convertible into 48,200 shares of Class A common. In addition, during the quarter the Company issued 6,000,000 shares of its Class A common stock for legal services valued at $105,000, 1,362,250 shares of Class A common were issued for consulting services valued at $27,250, and 2,549,620 shares of Class A common were issued in connection with its Regulation S offering valued at $25,496. The shares issued for non-cash consideration were valued at their respective quoted market price at date of issuance.

Also during the quarter ended March 31, 2003, the Company purchased 812,000 shares of its common stock from various shareholders on the open market for $15,720. These shares are held in the Company’s treasury waiting for cancellation.

MATERIAL TECHNOLOGIES, INC.

QUARTERLY REPORT

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2003 and 2002

During the quarter ended March 31, 2003, the Company did not generate any revenue with the exception of interest income. During the three-month period ended March 31, 2002, the Company generated approximately $330,809 under its research and development contracts.

During the three-month periods ended March 31, 2003 and 2002, the Company incurred development costs of approximately $31,236 and $252,346, respectively. Of the $31,236 incurred in 2003, $5,000 was paid through the issuance of 250,000 shares of the Company’s common stock.

General and administration costs were $338,438 and $456,939, respectively, for the three-month periods ended March 31, 2003 and 2002. The major expenses incurred during 2003 consisted of consulting in the amount of $67,155, officer’s salary of $31,000, secretarial salary of $13,015, professional fees of $161,772, travel expenses of $6,575, and telephone expense of $4,317. Of the $67,155 incurred for consulting expense, $22,250 was through the issuance of 1,112,500 shares of the Company’s common stock. Of the $161,155 incurred for professional fees, $105,000 was through the issuance of 6,000,000 shares of the Company’s common stock.

The major expenses incurred during 2002 consisted of consulting in the amount of $307,945, officer’s salary of $30,000, secretarial salary of $10,315, professional fees of $58,843, travel expenses of $8,622, and telephone expense of $8,671. Of the $307,945 incurred for consulting expense, $278,560 was through the issuance of 1,689,000 shares of the Company’s common stock. Of the $58,843 incurred in professional fees, $34,500 was through the issuance of 175,000 shares of the Company’s common stock.

Interest credited to operations for 2003 and 2002 were $13,186 and $12,616, respectively. Significantly all interest income credited to operations has been accrued on non-recourse notes from the Company’s president and a director totaling $495,000. Interest charged to operations primarily relate to accrued interest due on the Company’s various obligations.

Liquidity and Capital Resources

Cash and cash equivalents as of March 31, 2003 and 2002 were $130,054 and $302,716, respectively. During the first quarter of 2003, the Company received a total of $138,133, which consisted of $112,853 through the sale of 10,799,194 shares of its common stock, $24,100 through the sale of 24,100 of its convertible preferred shares, and $1,180 in interest income. During the quarter, the Company used $225,096 in its operations, $19,045 was incurred in the offering of the shares of common stock, and $15,720 was used to purchase 812,000 shares of its common stock from various shareholders.

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

As indicated, the Company used approximately $225,000 in its operations for the quarter ended March 31, 2003 leaving a cash balance of only $130,054. Although Management has continued to lower the Company’s overhead, there is no assurance that the Company can continue operating without additional funding. Management continues in its attempt to raise capital, but there is no assurance that additional capital will be found, and if found, the amounts raised will be sufficient to fund continued operations until such time as the Company’s products are brought to market. Even if the necessary funds are obtained, there is no assurance that Company’s products will be fully developed and go to market, or that the Company will generate enough sales to ever be profitable.

MATERIAL TECHNOLOGIES, INC.

QUARTERLY REPORT

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Change in Securities and Use of Proceeds

During the first quarter of 2003, the Company issued a total of 20,971,314 of its common stock, of which 10,799,194 shares were sold through Regulation S from which the Company received a total of $112,853, and 9,912,120 shares were issued to consultants and professionals for services rendered. The services rendered for these 9,912,212 shares were valued at $157,460. The remaining 260,000 shares of common stock were issued to Mr. Stephen Beck pursuant to the anti-dilution provision included in his settlement agreement with the Company. The Company cancelled 260,000 shares of its common stock, which it held in reserve relating to Mr. Beck’s agreement.

>From April 1, 2003 through April 21, 2003, the Company issued 8,343,066 shares of its common stock of which 4,241,606 were issued to the University of Pennsylvania pursuant to its anti-dilution provision included in its licensing agreement with the Company, 1,000,000 shares were issued each to Mr. Goodman and Mr. Berks, employees of the company, and 2,101,460 shares were issued to various consultants for services rendered.

In addition, in May 2003, the Company cancelled the 100,000,000 shares that it held in reserve relating to its straight documentary credit.

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

Item 7. Controls and Procedures

Material Technologies, Inc. management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted within 90 days prior to the filing of this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer and Principal Financial Officer completed their evaluation.

MATERIAL TECHNOLOGIES, INC.

QUARTERLY REPORT

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Material Technologies, Inc.
By: /s/ Robert M. Bernstein, President
Robert M. Bernstein, President

Date: May 13, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Material Technologies, Inc.
By: /s/ Robert M. Bernstein, President
Robert M. Bernstein, President

Date: May 13, 2003

MATERIAL TECHNOLOGIES, INC.

QUARTERLY REPORT

CERTIFICATION

I, Robert M. Bernstein, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Material Technologies, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ Robert M. Bernstein
- -----------------------------
Robert M. Bernstein
Principal Executive Officer and Principal Accounting Officer