Form 10-Q
period 2003-06-30
MATERIAL TECHNOLOGIES INC /CA/
filed 2003-08-14
CIK 1036668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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
as of August 5, 2003:
Class A Common Stock - 148,635,565 shares outstanding, 802,800 shares held in reserve
Class B Common Stock - 300,000 shares outstanding
Class A Preferred - 504,821 shares outstanding
Class C Convertible Preferred - 4,550,000 shares outstanding

Material Technologies, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Index

		Page
		Number

Item 1.	Financial Statements

	Consolidated Balance Sheets	3

	Consolidated Statements of Operations	5
	For the three-months and six-months ended June 30, 2002 and 2003
	and from the Company's inception (October 21, 1983) through June 30, 2003

	Statements of Cash Flows	6
	For the three-months and six-months ended June 30, 2002 and 2003
	and from the Company's inception (October 21, 1983) through June 30, 2003

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Change in Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits and Reports on Form 8-K	12

Item 7.	Controls and Procedures	12

SIGNATURES		13

CERTIFICATION		14

Material Technologies, Inc.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	June 30, 2003
		(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$251,782	$46,999
Receivable from officer	76,109	79,926
Employee receivable	1,433	-
Prepaid expenses	1,179	1,179

Total current assets	330,503	128,104

Fixed Assets
Property and equipment,
net of accumulated depreciation	27,649	24,137

Other Assets
Intangible assets,
net of accumulated amortization	12,120	11,062
Refundable deposit	2,348	2,348

Total other assets	14,468	13,410

Total Assets	$ 372,620	$ 165,651

The accompanying notes are an integral part of the consolidated financial statements.

Material Technologies, Inc.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	June 30, 2003
		(Unaudited)
Liabilities and Stockholders' (Deficit)

Current Liabilities
Legal fees payable	$216,783	$220,964
Accounting fees payable	22,443	30,359
Other accounts payable	15,736	2,286
Accrued expenses	33,880	42,200
Accrued officer wages	75,482	104,482
Notes payable - current portion	25,688	25,688
Payable on research and development sponsorship	498,731	543,617
Loans payable - others	59,028	69,840

Total Current Liabilities	947,771	1,039,436

Long-Term Debt	1,519,166	1,564,616

Total Liabilities	2,466,937	2,604,052

Stockholders' Equity (Deficit)
Class A Common stock, $.001 par value, authorized 399,700,000 shares; 109,228,185 shares issued at December 31, 2002 and
148,095,565 at June 30, 2003.
Shares held in reserve 101,602,800 at December 31, 2002 and
1,342,800 at June 30, 2003	109,228	148,095
Class B Common Stock, $.001 par value, authorized 300,000
shares, outstanding 300,000 shares at December 31, 2002 and
June 30, 2003	300	300
Class A Preferred, $.001 par value, authorized 45,950,000 shares, outstanding 480,721 shares at December 31, 2002, and
504,821 shares at June 30, 2003	480	504
Class C Convertible Preferred, $.001 par value, authorized
4,050,000 shares, outstanding 4,050,000 at June 30, 2003;
Each Share of Preferred Convertible into One Share of Common	-	4,050
Additional paid-in capital	11,223,453	11,562,948
Deficit accumulated during the development stage	(12,653,467)	(13,358,598)
Less: Notes receivable - common stock	(774,311)	(795,700)

Total Stockholders' (Deficit)	(2,094,317)	(2,438,401)

Total Liabilities and Stockholders' (Deficit)	$ 372,620	$ 165,651

The accompanying notes are an integral part of the consolidated financial statements.

Material Technologies, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

					From Inception
					(October 21, 1983)
	For the Three Months Ended		For the Six Months Ended		Through
	June 30,		June 30,		June 30,
	2002	2003	2002	2003	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Restated		Restated

Revenues
Sale of fatigue fuses	$-	$-	$-	$-	$64,505
Sale of royalty interests	-	-	-	-	198,750
Research and development revenue	130,514	-	461,323	-	5,024,812
Test services	-	-	-	-	10,870
Total Revenues	130,514	-	461,323	-	5,298,937

Costs and Expenses
Research and development	131,917	70,478	384,263	101,714	5,132,477
General and administrative	448,368	198,041	905,307	536,479	12,990,333
Total Costs and Expenses	580,285	268,519	1,289,570	638,193	18,122,810
Income (Loss) From Operations	(449,771)	(268,519)	(828,247)	(638,193)	(12,823,873)

Other Income (Expense)
Interest income	11,494	13,198	24,110	26,384	326,984
Interest expense	(20,356)	(46,261)	(40,712)	(92,522)	(526,969)
Loss on abandonment of joint venture	-	-	-	-	(33,000)
Total Other Income (Expense)	(8,862)	(33,063)	(16,602)	(66,138)	(232,985)

Net Income (Loss) Before Extraordinary
Items and Provision for Income Taxes	(458,633)	(301,582)	(844,649)	(705,131)	(13,056,858)
Provision for Income Taxes	-	-	(800)	(800)	(11,800)
Net Income (Loss) Before
Extraordinary Items	(458,633)	(301,582)	(845,649)	(705,131)	(13,068,658)
Extraordinary Items
Forgiveness of indebtedness	-	-	-	-	(289,940)
Net Income (Loss)	$ (454,633)	$ (301,582)	$ (845,649)	$ (705,131)	$ (13,358,598)

Per Share Data
Basic Income (Loss)
Before Extraordinary Item	$(0.01)	$ n/a	$(0.02)	$(0.01)
Basic Extraordinary Items	-	-	-	-
Basic Net Income (Loss) Per Share	$ (0.01)	$ n/a	$ (0.02)	$ (0.01)
Weighted Average
Common Shares Outstanding	44,819,027	141,109,726	44,819,027	128,439,681

The accompanying notes are an integral part of the consolidated financial statements.

Material Technologies, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

					From Inception
					(October 21, 1983)
	For the Three Months Ended		For the Six Months Ended		Through
	June 30,		June 30,		June 30,
	2002	2003	2002	2003	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Restated		Restated
Cash Flows From Operating Activities
Net income (loss)	$(458,633)	$(301,582)	$(845,649)	$(705,131)	$(13,358,598)
Adjustments to reconcile net income
(loss) to cash provided
(used) in operating activities
Depreciation and amortization	1,059	2,285	2,119	4,570	190,182
Accrued interest income	(10,962)	(13,198)	(23,209)	(25,205)	(272,936)
Gain on sale of securities	-	-	-	-	(196,596)
Charge off of investments in joint venture	-	-	-	-	33,000
Officers and directors compensation
on stock subscription modification	-	-	-	-	1,500,000
Issuance of common stock
to officer for past services	-	-	-	-	260,000
Charge off of deferred offering costs	-	-	-	-	36,480
Charge off of long-lived assets
due to impairment	-	-	-	-	92,919
Modification of royalty agreement	-	-	-	-	7,332
Gain on foreclosure	-	-	-	-	(18,697)
(Increase) decrease in accounts receivable	192,137	-	220,071	-	(50,328)
(Increase) decrease in employee advances	-	-	-	1,433	-
(Increase) decrease in prepaid expense	-	-	(109,167)	-	(1,338)
Loss on sale of equipment	-	-	-	-	12,780
Issuance of common stock for services	326,032	102,211	638,592	234,461	4,816,117
Issuance of stock for agreement modification	-	-	-	-	152
Forgiveness of indebtedness	-	-	-	-	215,000
Increase (decrease) in accounts
payable and accrued expenses	(113,649)	25,867	(161,561)	35,966	938,955
Increase in legal fees secured by note payable	-	-	-	-	1,481,895
Interest accrued on note payables	19,668	45,574	39,337	91,147	478,873
Increase in research and development
sponsorship payable	-	-	-	-	218,000
(Increase) in note for litigation settlement	-	-	-	-	(25,753)
(Increase in Deposits	-	-	-	-	(2,189)
TOTAL ADJUSTMENTS	414,285	162,739	606,182	342,372	9,713,848
NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES	(44,348)	(138,843)	(239,467)	(362,759)	(3,644,750)

Cash Flows From Investing Activities
Proceeds from sale of equipment	-	-	-	-	10,250
Purchase of property and equipment	(29,608)	-	(29,608)	-	(266,472)
Proceeds from sale of securities	-	-	-	-	283,596
Purchase of securities	-	-	-	-	(90,000)
Proceeds from foreclosure	-	-	-	-	44,450
Investment in joint ventures	-	-	-	-	(102,069)
Payment for license agreement	-	-	-	-	(6,250)
NET CASH PROVIDED (USED) BY
INVESTING ACTIVITIES	(29,608)	-	(29,608)	-	(126,495)

The accompanying notes are an integral part of the consolidated financial statements.

Material Technologies, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

					From Inception
					(October 21, 1983)
	For the Three Months Ended		For the Six Months Ended		Through
	June 30,		June 30,		June 30,
	2002	2003	2002	2003	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Restated		Restated

Cash Flows From Financing Activities
Issuance of common stock	$195,879	$29,988	$630,580	$140,341	$3,041,809
Costs incurred in offerings	(31,861)	(10,312)	(120,196)	(33,358)	(405,871)
Sale of common stock warrants	-	-	-	-	18,250
Sale of preferred stock	-	33,900	-	64,500	323,000
Sale of redeemable preferred stock	-	-	-	-	150,000
Capital contributions	-	-	-	-	301,068
Purchase of treasury stock	-	(7,788)	-	(23,508)	(23,508)
Payment on proposed reorganization	-	-	-	-	(5,000)
Loans from officer	-	-	-	-	778,805
Repayments to officer	(6,700)	-	(29,700)	-	(542,379)
Increase in loan payable - others	-	10,000	-	10,000	182,069
CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES	157,318	55,788	480,684	157,976	3,818,244

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	83,362	(83,055)	211,609	(204,783)	46,999
BEGINNING BALANCE
CASH AND CASH EQUIVALENTS	302,716	130,054	174,469	251,782	-
ENDING BALANCE
CASH AND CASH EQUIVALENTS	$ 386,078	$ 46,999	$ 386,078	$ 46,999	$ 46,999

The accompanying notes are an integral part of the consolidated financial statements.

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Financial Statements

Note 1.

The accompanying Consolidated financials statements include those of Material Technologies, Inc. and its wholly owned subsidiaries, Matech Aerospace, Inc. and Matech International Corp. These subsidiaries were formed in 2003 and had no activity since their inception.

Note 2.

In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2003, and the results of its operations and cash flows for the three-month and six-months periods ended June 30, 2002 and 2003. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

Note 3.

Financial statements for the quarter ended June 30, 2002 have been restated to reflect the value of shares issued for services at the quoted price of the shares at the time of issuance.

Note 4.

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

Financial statement reporting – Straight-line method as follows:

Machinery	5 years
Computer equipment	3-5 years
Office equipment	5 years

Long-Lived Assets

The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Long-lived assets consist primarily of fixed assets.

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

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Financial Statements

Revenue Recognition

During 2002, significantly all of the Company’s revenue was derived from the Company’s subcontract with the United States Air Force relating to the further development of the Electrochemical Fatigue Fuse (“EFS”). Revenue on the sub-contract is recognized at the time services are rendered. . The Company billed monthly for services pursuant to this sub-contract at which time revenue is recognized for the period that the respective invoice relates. The objective of the contract with the US Air Force was to further develop and validate a prototype Electrochemical Fatigue Sensor (EFS) to inspect turbine engine blades and components in the disassembled condition as well as without the need to disassemble the engine. The project builds on work performed through previous contracts with the Air Force. As required under the contract and previous contracts with the Air Force, the technical data and /or commercial computer software developed under the contracts will be delivered to the Government with “Other Than Unlimited Rights”. Under the contracts, Material Technologies, Inc. has always maintained a proprietary interest in the development of the data and software for commercial use. The sub-contract expired in 2002.

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

Note 5.

Stock Activity

During the quarter ended June 30, 2003, the Company received $63,888 net of offering costs in exchange for the issuance of 3,500,000 shares of its Class A common stock and 3,400,000 shares of its Class C convertible preferred stock. Each share of Class C preferred is convertible into one share of the Class A common. In addition, during the quarter, the Company issued 2,650,000 shares of its Class A common stock for legal services valued at $26,500, 7,571,127 shares of Class A common for consulting services valued at $75,711, and 1,180,333 shares of Class A common in connection with its Regulation S offering valued at $11,803. The shares issued for non-cash consideration were valued at their respective quoted market price at date of issuance. Also during the quarter, the Company issued 4,241,606 shares of its Class A common stock to the University of Pennsylvania pursuant to the anti-dilution provision of the Company’s agreement with the University.

Also during the quarter ended June 30, 2003, the Company purchased 185,000 shares of its Class A common stock from various shareholders on the open market for $7,788. These shares and the 812,000 shares acquired during the first quarter of 2003 were all cancelled. Also during the quarter, the 100,000,000 shares held in reserve pertaining to the Straight Documentary Credit with Allied Boston were return to the Company’s treasury and cancelled.

Note 6. Subsequent Events

On July 31, 2003, the Company issued stock options priced at $.01 per share to two consultants for a number of Class A common shares equaling 15% of the issued shares outstanding at the time the Company has increased its revenue by at least $5,000,000. The options expire in March 31, 2008.

MATERIAL TECHNOLOGIES, INC.

QUARTERLY REPORT

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Six Months Ended June 30, 2003 and 2002

The Company had no sales during the six-month period ended June 30, 2003 or during the six month period ended June 30, 2002.

During the six-months ended June 30, 2003, the Company did not generate any revenue with the exception of interest income. The Company generated $461,323 under its research and development contracts during the six-months ended June 30, 2002.

During the six months ended June 30, 2003, the Company incurred development costs of $101,714. During the six month period ended June 30, 2002, the Company incurred $384,263 in development costs of which $345,621 relates to subcontract costs. Of the $101,714 incurred in 2003, $50,714 pertains to salaries and $40,000 relates to fees paid for services through the issuance of 4,250,000 shares of the Company’s common stock.

General and administrative costs were $536,479 and $905,307, respectively, for the six-month periods ended June 30, 2003 and 2002.

Major costs incurred during 2003, included officer’s salary of $60,000 of which $29,000 was accrued, office salaries of $24,573, professional fees of $227,117, consulting fees of $125,282, travel of $12,386, telephone expense of $8,441, rent of $14,088, and office expense of $12,460. Of the $227,117 in professional fees, $95,617 was paid in cash or accrued and the remaining $131,500 was paid through the issuance of 8,650,000 shares of the Company’s common stock. Of the $125,282 incurred in consulting fees, $67,321 was paid in cash or accrued and $57,961 was paid through the issuance of 3,821,127 shares of the Company’s common stock.

Major costs incurred during 2002, included officer’s salary of $60,000 of which $30,000 was accrued, office salaries of $18,979, professional fees of $272,010, consulting fees of $458,092, travel of $16,309, telephone expense of $14,344, rent of $14,088, and office expense of $17,659. Of the $272,010 in professional fees, $43,237 was paid in cash or accrued and the remaining $228,773 was paid through the issuance of 2,067,100 shares of the Company’s common stock. Of the $458,092 incurred in consulting fees, $53,493 was paid in cash or accrued and $404,599 was paid through the issuance of 2,808,918 shares of the Company’s common stock.

Interest earned during the six-months ended June 30, 2003 and 2002 of $26,384 and $24,110, respectively, consists primarily of accrued interest earned on promissory notes due from the Company’s President and a Director on stock purchased during the second quarter of 2000 Interest expense for the six-months ended June 30, 2003 and 2002 totaled $92,522 and $40,712, respectively. Significantly all of interest expenses during these periods pertain to interest accrued on promissory notes due by the Company.

MATERIAL TECHNOLOGIES, INC.

QUARTERLY REPORT

Results of Operations for the Three Months Ended June 30, 2003 and 2002

The Company had no sales during the three-month period ended June 30, 2003 or during the three month period ended June 30, 2002. During the three-month period ending June 30, 2002, the Company generated $130,513 from its research contract. Interest earned during the three months ended June 30, 2003 and 2002 totaled $13,198 and $11,494, respectively. Interest earned primarily consists of accrued interest earned on promissory notes due from the Company’s President and a Director on stock purchased.

During the three-month period ended June 30, 2003, the Company incurred $70,478 in development costs. Development costs incurred during the same three-month period of 2002 amounted to $131,917.

General and administration costs were $198,041 and $448,368, respectively, for the three-month periods ended June 30, 2003 and 2002.

The major costs incurred during the three-month period in 2003, consisted of officer’s compensation of $30,000 of which $29,000 was accrued. Other expenses incurred during the three-months ended June 30, 2003 included professional fees of $65,345, consulting fees of $58,127, travel expenses of $5,810, telephone expense of $4,124, office expense of $8,663, and rent of $7,044.

Of the $65,345 in professional fees, $38,845 was paid in cash or accrued and the remaining $26,500 was paid through the issuance of 2,650,000 shares of the Company’s common stock. Of the $58,127 incurred in consulting fees, $22,416 was paid in cash or accrued and $35,711 was paid through the issuance of 3,571,127 shares of the Company’s common stock, The major costs incurred during the three-month period in 2002, consisted of officer’s compensation of $30,000 of which $20,000 was accrued. Other expenses incurred during the three-months ended June 30, 2002 included professional fees of $213,166, consulting fees of $150,146, travel expenses of $7,686, telephone expense of $5,672, office expense of $9,084, and rent of $7,044.

Of the $213,166 in professional fees, $18,393 was paid in cash or accrued and the remaining $194,773 was paid through the issuance of 1,892,100 shares of the Company’s common stock. Of the $150,146 incurred in consulting fees, $9,162 was paid in cash and $140,984 was paid through the issuance of 1,119,918 shares of the Company’s common stock, Interest expense for the three-months ended June 30, 2003, totaled $46,261 as compared to $20,356 incurred during the same period in 2002.

Liquidity and Capital Resources

Cash and cash equivalents as of June 30, 2003 and 2002 were $46,999 and $386,078, respectively. During the six-months ended June 30, 2003, the Company received a total of $214,841, which consisted of $204,841 through the sale of 14,049,194 shares of its common stock and 4,074,100 shares of its preferred stock, and a loan from a third party of $10,000. During the six month period, the Company used $362,759 in its operations, used $33,358 in its Regulation S offering, and used $23,508 to purchase its 997,000 shares of common stock from the open market.

During the six-months ended June 30, 2002, the Company received a total of $1,312,816, which consisted of $681,382 from its research and development contracts, $581,830 through the sale of 8,100,484 shares of its common stock, $48,750 through the issuance of 100,000 shares of convertible preferred stock, and $854 in interest income. Of the $1,312,816 received, $920,849 was used in operations, $120,196 was paid in the offering of the shares of common stock, $29,608 was paid as partial payment towards the purchase of equipment used in the Company’s development of the Electrochemical Fatigue Sensor, and $29,700 was advanced to the Company's President. As of June 30, 2002, total amounts owed by the Company to its President for accrued wages of $100,000 were charged against the loans due from him amounting to $66,885, leaving a balance due him in the amount of $33,115.

As indicated, as of August 14, 2003, the Company has sufficient cash resources to fund approximately 2 months of current operating expenses. Without an infusion of capital through the sale of additional shares of its stock, the Company may not be able to continue operating after its current cash is depleted.

MATERIAL TECHNOLOGIES, INC.

QUARTERLY REPORT

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Change in Securities and Use of Proceeds

During the quarter ended June 30, 2003, the Company received $63,888 net of offering costs in exchange for the issuance of 3,500,000 shares of its Class A common stock and 3,400,000 shares of its Class C convertible preferred stock. Each share of Class C preferred is convertible into one share of the Class A common. In addition, during the quarter the Company issued 2,650,000 shares of its Class A common stock for legal services valued at $26,500, issued. 7,571,127 shares of Class A common for consulting services valued at $75,711, and 1,180,333 shares of Class A common were issued in connection with its Regulation S offering valued at $11,803. The shares issued for non-cash consideration were valued at their respective quoted market price at date of issuance. Also during the quarter, the Company issued 4,241,606 shares of its Class A common stock to the University of Pennsylvania pursuant to the anti-dilution provision of the Company’s agreement with the University.

Also during the quarter ended June 30, 2003, the Company purchased 185,000 shares of its Class A common stock from various shareholders on the open market for $7,788. These shares and the 812,000 shares acquired during the first quarter of 2003 were all cancelled. In addition, in May 2003, the Company cancelled the 100,000,000 shares that it held in reserve relating to its straight documentary credit.

On July 1, 2003, the Company issued Stephen Beck 540,000 shares pursuant to the anti-dilution provision of his settlement agreement with the Company. Also in July 2003, the Company issued 500,000 shares of Class C convertible preferred stock for $5,000.

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

Date: August 12, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Material Technologies, Inc.
By: /s/ Robert M. Bernstein, President
Robert M. Bernstein, President

Date: August 12, 2003

MATERIAL TECHNOLOGIES, INC.

QUARTERLY REPORT

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

Date: August 12, 2003

/s/ Robert M. Bernstein
- -----------------------------
Robert M. Bernstein
Principal Executive Officer and Principal Accounting Officer