Form 10KSB/A
period 2002-12-31
MATERIAL TECHNOLOGIES INC /CA/
filed 2003-10-27
CIK 1036668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10K/A

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number - 33-23617

                           MATERIAL TECHNOLOGIES, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                    95-4622822
                --------                                    ----------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

Suite 707, 11661 San Vicente Boulevard,
Los Angeles, California                                        90049
---------------------------------------                        -----
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (310) 208-5589
                                                          --------------

Securities Registered pursuant to Section 12(b) of the Act:

     Title of each class          Name of each exchange on which registered
            None                                     n/a

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
                                               -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act)   Yes      No  X
                                       -----   -----


The aggregate market value of the common stock held by non-affiliates of the registrant as of March 20, 2003, was $1,301,361 based on the average of the bid and asked prices of $.015 as reported by the Over The Counter Electronic Bulletin Board on such date.

As of March 20, 2003, there were 117,928,688 shares of common stock, $.001 par value issued and outstanding. In addition, At March 20, 2003, the Company held in reserve 101,342,800 of which 100,000,000 shares were held pursuant to the terms of the Company's Straight Documentary Credit (See Note 8i to the accompanying financial statements) and 1,342,800 shares were held in reserve pursuant to the terms of the settlement with a consultant (see Note 8j of the financial statements .


As of March 20, 2003, there were 300,000 shares of Class B Common Stock, $.001 par value issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

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

The S-1 Registration Statement for Material Technologies, Inc., effective July 31, 1997 with exhibits is incorporated by reference. The SB-2 Registration Statement and related amendment filed on February 7, 2002, for Material Technologies, Inc., with exhibits is also incorporated by reference.


                                     PART I
                                     ------
                           MATERIAL TECHNOLOGIES, INC.
                           ---------------------------

ITEM 1.  BUSINESS
-----------------

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

Both devices are pioneering technology in the fatigue field that we believe provide cutting-edge solutions in materials technology. Both products are protected by patents: we hold the patents on the Fatigue Fuse and license the technology on the Electrochemical Fatigue Sensor (see "Our Patent Protections".)


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


Its uniqueness is its small diameter and its capability for applying multiple sensors, such as ultrasound and/or eddy current. Developed to inspect internal components of fully assembled jet turbine engines using the existing inspection holes in assembled engine outer surfaces, it can be used to access remote areas of bridges and other structures to monitor fatigue and other cracks, permitting good visual access to otherwise inaccessible areas.


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

THE FATIGUE FUSE
----------------

The Fatigue Fuse is designed to be affixed to a structure to give warnings as pre-selected portions of the fatigue life have been used up (i.e., how far to failure the structure has progressed). It warns against a condition of widespread generalized cracking due to fatigue.

The Fatigue Fuse is a thin piece of metal similar to the material being monitored. It consists of a series of parallel metal strips connected to a common base, much as fingers are attached to a hand. Each "finger" has a different geometric pattern, called "notches," defining its boundaries. Each finger incorporates a design-specific notch near the base. By applying the laws of physics to determine the geometric contour of each notch, the fatigue life of each finger is finite and predictable. When the fatigue life of a finger (Fuse) is reached, the Fuse breaks.

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

THE ELECTROCHEMICAL FATIGUE SENSOR ("EFS")
------------------------------------------

The EFS is a device that employs the principle of electrochemical/mechanical interaction to find cracks. It is an instrument that detects very small cracks and is intended to determine crack growth rates. The Electrochemical Fatigue Sensor has demonstrated in the laboratory that it can detect cracks as small as 10 microns (0.0004 inches), which is smaller than any other practical technologies, as acknowledged by the United States Air Force and Rockwell Scientific Corporation. We believe that nothing comparable to this instrument currently exists in materials technology.

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

THE BORESCOPE
-------------

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


The borescope's uniqueness is its small diameter and its capability for applying multiple non-destructive test sensors. Developed to inspect internal components of fully assembled jet turbine engines using the existing inspection holes in assembled engine outer surfaces, it can be used to access remote areas of bridges and other structures to monitor fatigue and other cracks, permitting good visual access to otherwise inaccessible areas.


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

DEVELOPMENT OF OUR TECHNOLOGIES
-------------------------------


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


The Fatigue Fuse has been at this stage for the past several years as the Company has not had the necessary financial resources to finalize its development and commence marketing.


Status of the EFS
-----------------

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

Joint Technology Venture with Integrated Technologies, Inc.
-----------------------------------------------------------

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

GOVERNMENT CONTRACT FUNDING
---------------------------

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

COMMERCIAL MARKETS FOR OUR PRODUCTS AND TECHNOLOGIES
----------------------------------------------------

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

APPLICATION OF OUR TECHNOLOGIES FOR BRIDGES
-------------------------------------------

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


Although there are normal business imperatives, the bridge market is essentially macro-economically and government policy driven. In our opinion, only technology can provide the solution. The need for increased spending accelerates significantly each year as infrastructure ages. The Federal government has mandated bridge repair and detection through the passage of the Intermodal Surface Transportation and Efficiency Act in 1991 and again recently in the $200 billion, 1998 Transportation Equity Act. We do not currently have contracts in place to install our fatigue detection products on bridge structures within the United States.


OUR PATENT PROTECTIONS
----------------------

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

OUR PATENTS ARE ENCUMBERED
--------------------------


The patents described in the preceding section are pledged as collateral to secure the repayment of loans extended to us or indebtedness that we currently owe. On August 30, 1986, we entered into a funding agreement with the Advanced Technology Center, whereby ATC paid $45,000 to us for the purchase of a royalty of 3% of future gross sales and 6% of sublicensing revenue. The royalty is limited to the $45,000 plus an 11% annual rate of return. At December 31, 2001, and 2002, the future royalty commitment was limited to $227,149 and $252,136, respectively. The payment of future royalties is secured by equipment we use in the development of technology as specified in the funding agreement, however, no lien against our equipment or our patents in favor of ATC vests until we generate royalties from product sales.

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

On May 27, 1994, we borrowed $25,000 from Sherman Baker, one of our shareholders. We gave Mr. Sherman a promissory note due May 31, 2002 and we pledged our patents as collateral to secure the repayment of this note. As of the date of this prospectus, there is a first priority security interest in our patents as collateral for the repayment of the amounts we owe to Mr. Baker. As additional consideration for this loan, we granted to Mr. Baker, a 1% royalty interest in the fatigue fuse and a 0.5% royalty interest in the Electrochemical Fatigue Sensor. We are in default of the repayment terms of the note held by Mr. Baker, and at March 31, 2003, we owe Mr. Baker approximately $60,000 in principal and accrued interest. Mr. Baker has not taken any action to foreclose his interest in the collateral and we are in discussions with Mr. Baker, with the expectation that we will cure any default in the note he holds and avoid any foreclosure of his security interest held in our patents. We believe, that although we have not yet cured our defaults on the loans to Mr. Baker, our current communications with him suggest that Mr. Baker does not have the present intention of foreclosing on the patents as collateral or the pursuit of legal action against us to collect the balance due under our note.


DISTRIBUTION OF OUR PRODUCTS
----------------------------

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

COMPETITION
-----------

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

EMPLOYEES
---------

The Company has four employees, Robert M. Bernstein, President and Chief Executive Officer, a Secretary, and two part time engineers. In addition, the Company retains consultants for specialized work.


ITEM 2.  PROPERTIES
-------------------

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


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

NONE


                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

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

                           High Bid Price (1)      Low Bid Price (1)
                           ------------------      -----------------
First Quarter 2001              $    .23               $    .09
Second Quarter 2001             $    .12               $    .08
Third Quarter 2001              $    .22               $    .084
Fourth Quarter 2001             $    .25               $    .10
First Quarter 2002              $    .27               $    .10
Second Quarter 2002             $    .10               $    .07
Third Quarter 2002              $    .02               $    .02
Fourth Quarter 2002             $    .015              $    .015

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

COMMON STOCK ISSUANCES IN 2003
------------------------------

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

COMMON STOCK ISSUANCES IN 2002
------------------------------

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

COMMON STOCK ISSUANCES IN 2001
------------------------------

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


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The selected financial data for the Company is derived from the Company's financial statements. The selected financial data should be read in conjunction with the Company's financial statements and the notes to the financial statements that are attached hereto.

                                                       Fiscal Year Ending December 31,                              Inception
                             ----------------------------------------------------------------------------------         to
                                  1998             1999             2000             2001             2002         December 31,
                                                                 (restated)       (restated)                           2002
                             --------------   --------------   --------------   --------------   --------------   --------------

Net Sales                    $          --    $          --    $          --    $          --    $          --    $          --

Income from Research
Development Contract         $     373,324    $     924,484    $     635,868    $   1,579,823    $     461,323    $   5,024,812









Income (Loss) from
Continued
Operations                   $    (549,187)   $    (539,283)   $  (1,241,690)   $  (3,546,574)   $  (3,785,818)   $ (12,185,680)

Income (Loss) from
Continued Operations Per
Common Share                 $        (.06)   $        (.04)   $        (.06)   $        (.11)   $        (.06)

Basic Weighted
Average - Common
Shares Outstanding               8,782,808       12,242,534       18,900,019       33,640,393       63,073,970

Total Assets                 $     233,746    $     250,041    $     108,776    $     516,282    $     372,620

Total Liabilities            $     618,582    $     719,178    $     870,586    $     819,236    $   1,154,696

Redeemable Preferred
Stock                        $          --    $          --    $          --    $          --    $          --

Total Stockholders'
Equity (Deficit)             $    (485,432)   $    (620,545)   $    (710,459)   $    (680,414)   $  (2,094,317)

Dividends                    $          --    $          --    $          --    $          --    $          --

Statements of operations for the years 2000 and 2001 have been restated to reflect shares issued at the respective share's market value at date of issuance.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion of results of operations, capital resources, and liquidity pertains to the activities of the Company for the years ended December 31, 2000, 2001, and 2002.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
----------------------------------------------------------------------

In 2002, we completed our two subcontracts on programs with the United States Air Force for application engineering and enhancement of the EFS and earned $461,323. In 2001, and 2000, we earned $1,579,823, and $635,868, respectively, from the same two subcontracts. In 2002, interest income totaled $52,782 of which $729 was earned from investments and the remaining $52,053 was accrued on loans due the Company from its President, and from stock subscriptions due from the President, a Director, and third party. In 2001, interest income totaled

$102,283, of which $657 was from investments and the remaining $101,626 was accrued on loans due the Company from its President, and from stock subscriptions due from the President, a Director, and third party. In 2000, interest income was $103,419, the majority of which pertains to interest accruing on subscriptions due from the Company's president and a director. The major difference in the amount of accrued interest in 2002 as compared to 2001 and 2000 pertains to the June 2001 modification of certain stock subscription agreements that reduced the amounts due from the President and a Director from $1,995,000 to $495,000. Our sole source of contract revenue from our research and development contracts with the United States Air Force concluded in the second quarter of 2002 and we have not replaced any contract revenue since that contract concluded.

COSTS AND EXPENSES
------------------

Expenses for 2001 and 2000 have been restated to reflect the value of all services which were compensated through the issuance of our common stock at the quoted market price of the shares issued on the date of issuance.

Research and development costs were $665,435, $1,493,628, and $496,501, for 2002, 2001, and 2000, respectively. Of the R&D costs incurred, $400,201, $1,069,671, and $409,823 related to subcontractor costs, for the years 2002, 2001, and 2000,respectively. General and administrative costs were $3,581,706, $3,632,769, and $1,381,047 for 2002, 2001, and 2000, respectively.


In 2002, actual cash compensation paid to our president, Mr. Bernstein, totaled $110,018. We also accrued an additional $9,982 in additional compensation. In addition, the Company issued Mr. Bernstein 13,000,000 shares of its common stock for past services valued at $260,000. Legal fees in 2002 amounted to $1,922,861 of which $1,599,200 relates to the settlement of the Beck matter. Of the $1,599,200, $1,481,895 is evidenced by a promissory note, $112,193 was paid through the issuance of 2,027,639 shares of our common stock, and $5,112 paid in cash. We also incurred $314,729 in the filing of our registration statement on SB-2 of which $297,500 was paid through the issuance of 7,750,000 shares and $17,229 was paid in cash. Other expenses in 2002 included consulting services of $940,160 of which $662,098 was paid through the issuance of 10,881,118 shares of our common stock, Other expenses in 2002 included consulting services of $940,160 of which $662,098 was paid through the issuance of 10,881,118 shares of our common stock, office salaries of $36,968, telephone expense of $23,284, travel expenses of $57,797, accounting and auditing fees of $71,317, and rent of $28,176.


In 2001, actual cash compensation paid to our president totaled $90,000. We also accrued $30,000 in additional compensation due to Mr. Bernstein. We charged to operations $1,500,000 due to a reduction in the balance of the non-recourse promissory note due to us by Mr. Bernstein and another director, Joel Freedman, in connection with their purchases of our common stock. Initially, we agreed to issue 4,650,000 and 350,000 shares of our class "A" common stock to Messrs. Bernstein and Freedman, respectively, in exchange for their issuance to us of non-recourse promissory notes in the amount of $1,855,350 by Mr. Bernstein and $139,650 by Mr. Freedman. At the time of their purchase of our shares, the market price of our common stock was approximately $.60 per share. Both promissory notes mature on May 25, 2005 and accrued interest at 8% per annum. On June 18, 2001, we authorized the $1,500,000 reduction of the combined principal amount of these notes since the market value of our common stock declined to approximately $.10 per share. This reduction and charge to operations was deemed to be fair and reasonable under the circumstances.

We issued 6,000,000 shares of restricted common stock to Mr. Bernstein during 2001, valued at $1,128,000, for past compensation due to him. Previously, the financial statements have reflected the value of the shares at $420,000, the fair market value of the services rendered. The change in the value of shares issued to Mr. Bernstein relates to a comment received by the Company from the Securities and Exchange Commission indicating that all shares issued in the exchange for services will be valued at the quoted market price of the shares issued on the date of issuance. These 6,000,000 shares have been issued subject to certain restrictions limiting the President's ability to sell or transfer the shares.

Other expenses in 2001 included consulting fees of $477,671, of which $281,635 was paid through the issuance of 2,275,000 shares of our common stock, legal fees of 256,736 of which $138,750 was paid through the issuance of 915,000 shares of our common stock, accounting fees of $51,120, travel expenses of $42,092, office salaries of $36,225, office expense of $34,880, rent of $29,468, telephone expense of $13,838, and a write off of our $33,000 investment in Antaeus Research, LLC.

The major costs in 2000 were officer's salary of $127,183, consulting fees of $856.202, legal fees of $206,198, accounting and auditing fees of $23,063, and travel costs of $26,443.

Interest charged to operations for 2002, 2001 and 2000, amounted to $118,460 and $70,468, and $60,634, respectively. Of the $118,460 incurred in 2002, $76,078 was accrued on the note due to the University of Pennsylvania and $37,271 was accrued on the note due for legal fees on the Beck mater. Of the $70,468 incurred in 2001, $64,472 was accrued on the note due to the University of Pennsylvania. Of the $60,634 incurred in 2000, $54,638 was accrued on the note due to the University of Pennsylvania.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

In 2002, we raised $892,261 net of offering costs through the issuance of 28,046,766 shares of our common stock through a Regulation S offering. and 143,250 shares of our preferred stock. We also received $175,646 during 2002 from our subcontracts with the Air Force . Of the $1,067,907 we received, we used $927,439 in our operations, we advanced $33,547 to our president and paid $29,608 for equipment

In 2001, we raised a net $286,567 through the issuance of 4,932,358 shares of its common stock through its Regulation S Offering. Also in 2001, the Company entered into an agreement with Allied Boston International for a Straight Documentary Credit for $12,500.000.The funding under this instrument is also not guaranteed. If the $12,500,000 is raised, Management believes the amount should be sufficient to fund the completion of its research projects and bring them to market. Although Mr. Bernstein intends to continue to loan the Company funds as required while it seeks additional financing, he is under no obligation to do so. The Company does not expect to receive any additional material financing from its other long time investors.

During 2000, the Company received $746,732 from its research and development contract, $22,490 from the sale of its common stock, and $251,798 from the sale of DCH Technologies, Inc., shares. The Company's president advanced $8,000 and received $39,500 from the Company. In 2000, the Company spent $1,035,470 in its operations, and $15,000 was invested in Antaeus Research, LLC.


As of December 31, 2002, the Company's liquid assets totaled $251,782. At the Company's current level of spending in meeting its operating overhead, these funds should allow the Company to continue operating through the second quarter of 2003. Although the Company will continue to attempt to raise capital in order to fund subsequent month's operations, no assurance can be made that these funds will be raised.


CRITICAL ACCOUNTING ISSUES
--------------------------

The discussion and analysis of the Company's financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with its Board of Directors, the Company has identified two accounting policies that it believes are key to an understanding of its financial statements. These are important accounting policies that require management's most difficult, subjective judgments.

The first critical accounting policy relates to revenue recognition. Income from the Company's subcontracts with the Air Force is recognized at the time services are rendered and billed for.

The second critical accounting policy relates to research and development expense. Costs incurred in the development of the Company's fatigue fuse and sensor are expensed as incurred.

The third critical accounting policy relates to the valuation of non-monetary consideration issued for services rendered. The Company values all services rendered in exchange for its common stock at the quoted price of the shares issued at date of issuance. All other services provided in exchange for other non-monetary consideration is valued at either the fair value of the services received or the fair value of the consideration relinquished, whichever is more readably determinable.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

Attached hereto and incorporated herein by reference are audited financial statements of the Registrant as of December 31, 2002, 2001, and 2000, prepared in accordance with Regulation S-X (17 CFR Sec.210)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL
--------------------------------------------------------------------------------
DISCLOSURE
----------

None.



ITEM 9A.  CONTROLS AND PROCEDURES.
----------------------------------

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



                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The name, age, office, and principal occupation of the executive officers and directors of Matech and certain information relating to their business experiences are set forth below:

NAME                      AGE               POSITION
----                      ---               --------
Robert M. Bernstein        68     President/Chief Executive and Chief Financial
                                  Officer, Chairman of the Board
Joel R. Freedman           43     Secretary/Director
Dr. John Goodman           68     Chief Engineer/Director
William I. Berks           72     Vice President of Government Projects

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

Bernstein was Chairman and Chief Executive Officer of Blue Jay Enterprises, Inc. of Philadelphia, PA, an oil and gas exploration company. In December 1985, he formed a research and development partnership for Tensiodyne, funding approximately $750,000 for research on the Fatigue Fuse. In October 1988 he became Chairman of the Board, President, Chief Financial Officer, and CEO of Material Technology, Inc., a predecessor of the company, and retained these positions with the Company after the July 31, 1997 spin off.


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

WILLIAM BERKS, VICE-PRESIDENT OF GOVERNMENT PROJECTS. He managed the previous Matech contracts for the development of EFS at the University of Pennsylvania, Southwest Research Institute, and Optim, Inc. Mr. Berks has a B. Aero. E and MS in Applied Mechanics from Polytechnic Institute of New York and MS in Industrial Eng., Stevens Institute of Technology . With Matech since 1997. He has over 30 years ` experience in spacecraft mechanical systems engineering. He retired from TRW in November 1992 where he was employed for 26 years in a variety of management positions: Manager of the Mechanical Design Laboratory, the engineering design skill center for the design and development of spacecraft mechanical systems, which had as many as 350 individuals: Manager of the Advanced Systems Design Department, which was responsible for mechanical systems design for all spacecraft project: Assistant Project Manager for Mechanical Subsystems for a major spacecraft program, which included preparation of plans, specifications and drawings, supervision of two major subcontracts, and responsibility for flight hardware fabrication and testing. He holds six patents.

ADVISORY BOARD
--------------

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

DR. A. EMIN AKTAN. Dr. Aktan is the John Roebling Professor of Infrastructure Studies at Drexel University Department of Civil Engineering and Architecture. He is the director of Drexel Intelligent Infrastructure & Transportation Safety Institute. His research interest is system identification and health monitoring for management of civil infrastructure systems (CIS) while generating fundamental knowledge regarding the actual behavior and loading environments of constructed facilities. Dr. Aktan received a Ph.D. in Earthquake Structural Engineering from the University of Illinois at Urbana-Champaign in 1973 and served as a Post-Doctorate associate at University of California at Berkeley for five years. Dr. Aktan has held faculty positions at Middle East Technical University, Louisiana State University and University of Cincinnati before joining Drexel University.


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

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

===================================================================================================================================
                                                                Other
Name and                                                        Annual        Restricted                                 All Other
Principal                                                      Compen-          Stock           Options       LTIP        Compen-
Position                   Year    Salary ($)    Bonus ($)    sation ($)      Awards ($)       (SARs (#)    Payout($)    sation ($)
-----------------------    ----    ----------    ---------    ----------    ---------------    ---------    ---------    ----------

Robert M. Bernstein CEO    2000    $  120,000    $      --    $       --    $     4,183 (1)           --    $      --    $       --
                           2001    $  120,000    $      --    $       --    $ 1,128,000 (2)           --    $      --    $       --
                                                                            $ 1,395,000 (3)           --    $      --    $       --
                           2002    $  120,000    $      --    $       --    $       200 (4)           --    $      --    $       --
                                                                            $   260,000 (5)

John W. Goodman            2000    $   26,614    $      --    $       --    $        --               --    $      --    $       --
Director and               2001    $   23,076    $      --    $       --    $   147,600 (6)           --    $      --    $       --
Engineer                   2002    $   17,945    $      --    $       --    $    40,000 (7)           --    $      --    $       --

William Berks              2000    $       --    $      --    $   39,235    $        --               --    $      --    $       --
Vice-President             2001    $   55,388    $      --    $       --    $   147,600 (6)           --    $      --    $       --
of Government              2002    $   70,301    $      --    $       --    $    40,000 (7)           --    $      --    $       --
Projects
===================================================================================================================================

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

(5) In 2002, the Company issued 13,000,000 shares of its common stock to Mr. Bernstein for past compensation. The shares were valued at $260,000.

(6) In 2001, the Corporation issued each to Mr. Goodman and Mr. Berks 900,000 shares of restricted common stock. These shares were valued at $147,500.


(7) In 2002, the Corporation issued each to Mr. Goodman and to Mr. Berks 1,000,000 shares of restricted common stock. Each issuance was valued at $40,000.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AS OF DECEMBER 31,
--------------------------------------------------------------------------------
2002
----


Securities authorized for issuance under equity compensation plans.

Plan category              Number of securities     Weighted-average      Number of securities
                           To be issued upon        exercise price        remaining for
                           exercise of              of outstanding        available for future
                           outstanding options,     options, warrants     issuance under
                           warrants and rights      and rights            equity compensation
                                                                          plans (excluding
                                                                          securities reflected
                                                                          in column a)

                                   (a)                     (b)                    (c)

Equity
Compensation plans
approved by
shareholders                       n/a                     n/a                    n/a

Equity
Compensation plans
not approved by
shareholders                       n/a                     n/a                    n/a


Security Ownership of Certain Beneficial Owners
-----------------------------------------------

The Company does not know of any non-affiliated person or "group" as that term is used in section 13(d)(3) of the Exchange Act that owns more than five percent of any class of the Company's voting securities.

Security Ownership of Management
--------------------------------

CLASS OF STOCK      NAME AND ADDRESS OF      AMOUNT AND NATURE OF    PERCENT OF
                     BENEFICIAL OWNER        BENEFICIAL OWNERSHIP      CLASS
--------------      ------------------       --------------------    ----------

Common Stock     Robert M. Bernstein, CEO      27,800,966 Shares      25.45%(1)
                 Suite 707
                 11661 San Vicente Blvd.
                 Los Angeles, CA  90049

                 Joel R. Freedman, Director       626,471 Shares        .57%
                 1 Bala Plaza
                 Bala Cynwyd, PA 19004

                 John Goodman, Director         2,000,000 Shares       1.83%
                 Suite 707
                 11661 San Vicente Blvd.
                 Los Angeles, CA 90049

                 William Berks, Vice President
                 Government Projects
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

Class B          Robert M. Bernstein              300,000 Shares     100.00%(2)
Common Stock     Suite 707
                 11661 San Vicente Blvd.
                 Los Angeles, CA 90049

(1) Of these 27,800,966 shares, Mr. Bernstein has full rights to approximately 25,339,291 shares. The remaining 2,461,675 shares held are in escrow. On October 27, 2000, the Company issued 4,183,675 shares to Mr. Bernstein pursuant to a Stock Escrow/Grant Agreement. Under the terms of the agreement, the President is required to hold these shares in escrow. While in escrow, the President cannot vote the shares but has full rights as to cash and non-cash dividends, stock splits or other change in shares. Any additional shares issued to the President by reason of the ownership of the 4,183,675 shares will also be escrowed under the same terms of the agreement. Upon the exercise by certain holders of Company options or warrants or upon the need by the Company, in the sole discretion of the Board, to issue common stock to certain individuals or entities, the number of shares required for issuance to these holders will be returned from escrow by Mr. Bernstein thereby reducing the number of shares he holds. The shares held in escrow are non-transferable and will be granted to Mr. Bernstein only upon the exercise or expiration of all of the options and warrants, the direction of the Board, in its sole discretion, or the mutual agreement of Mr. Bernstein and the Board of Directors to terminate the agreement. The Company valued these shares at par. Upon the actual grant of the remaining shares to Mr. Bernstein, the shares issued will be valued at market value when issued and charged to operations as compensation. As of the date of this filing, 1,722,000 of these 4,183,675 shares had been transferred to satisfy a stock agreement. Accordingly, 2,461,675 of these escrowed shares are included in the total of 26,544,847 shares beneficially owned by Mr. Bernstein. (See, Note 11 to Financial Statements.)

(2) Each of Mr. Bernstein's Class B Common Shares has 1,000 votes per share on any matter on which the common stockholders vote. Accordingly, the Class B common stock held by Mr. Bernstein equal 100 million shares of voting control . These votes give Mr. Bernstein voting control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (SEE NOTE 11 TO
------------------------------------------------------------------------
FINANCIAL STATEMENTS.)
----------------------


In August, 1997, the Company's Board of Directors signed a resolution recognizing the Company's extreme dependence on the experience, contacts, and efforts of Mr. Bernstein and authorized to pay him a salary of $150,000 a year since 1991. In February 2001, the Company's Board of Directors authorized the issuance of 6,000,000 shares of its Common Stock to the Company's President for $1,128,000 of past compensation due to Mr. Bernstein under this resolution. This amount represents the difference between the $150,000 a year and the compensation actually accrued during the years 1991 through 2000.

On May 25, 2000, the Company issued its President 4,650,000 shares its common stock in exchange for $4,650 and a $1,855,350 non-recourse promissory note bearing interest at an annual rate of 8%. Approximately 1,500,000 of these shares are subject to an option to purchase by a third party. On the same day, the Company issued 350,000 shares its common stock to a Director Joel Freedman, in exchange for $350 and a $139,650 non-recourse promissory note bearing interest at an annual rate of 8%. Both notes mature on May 25, 2005, when the principal and accrued interest becomes fully due and payable. In June 2001, the Company's Board of Directors authorized the reduction in the amount owed by the President and a Director on these non-recourse promissory notes to $460,350 and $34,650, respectively. The reduction was due to the substantial reduction in the market value of the Company's stock. The $1,500,000 reduction was charged to operations as compensation.

On October 27, 2000, the Company issued 4,183,675 shares to its President for future compensation pursuant to a Stock Escrow/Grant Agreement. Under the terms of the agreement, the President is required to hold these shares in escrow. While in escrow, the President cannot vote the shares but has full rights as to cash and non-cash dividends, stock splits or other change in shares. Any additional shares issued to the President by reason of the ownership of the 4,183,675 shares will also be escrowed under the same terms of the agreement. Upon the exercise by certain holders of Company options or warrants or upon the need by the Company, in the sole discretion of the Board, to issue common stock to certain individuals or entities, the number of shares required for issuance to these holders will be returned from escrow by the President thereby reducing the number of shares he holds. The shares held in escrow are non-transferable and will be granted to the Company's President only upon the exercise or expiration of all of the options and warrants, the direction of the Board, in its sole discretion, or the mutual agreement by the President and the Board of Directors to terminate the agreement. Due to the restrictions imposed on these shares, the Company valued these shares at par and charged the $4,183 to operations..Upon the actual grant of the remaining shares to the President, the shares issued will be valued its market value when issued and charged to operations as compensation. (See, Exhibit 4.3.)


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

On August 5, 2002, the Company's Board of Directors authorized the issuance of 1,000,000 shares of its common stock each to Mr. John Goodman and Mr. William Berks for services rendered to the Company.

On October 7, 2002, the Company issued its executive assistant 50,000 shares of its common stock.

On December 6, 2002, the Company issued 200,000 shares of its Class B common stock to its president in consideration for the relinquishment of his interest in the Company's patents.

On December 18, 2002, the Company issued 13,000,000 shares of its common stock to its president in consideration for past services.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS IN FORM 8-K
--------------------------------------------------------------------------

a.   Exhibits.

EXHIBIT NO.     DESCRIPTION                                        PAGE NO.
-----------     -----------                                        --------

3(i)            Certificate of Incorporation of Material           Previously filed in connection with
                Technologies, Inc.                                 S-1 Registration Statement that became
                                                                   effective on July 31, 1997.

                Certificate of Amendment, February 16, 2000        1

                Certificate of Amendment, July 12, 2000            3

                Certificate of Amendment, July 31, 2000            4

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

                                   SIGNATURES
                                   ----------

     Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MATERIAL TECHNOLOGY, INC.

By: /s/ Robert M. Bernstein
    ------------------------------
    Robert M. Bernstein, President

Date:  March 23, 2003


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

Date:  March 23, 2003


By: /s/ Joel Freedman
    ------------------------------
    Joel Freedman, Secretary and Director

Date:  March 23, 2003


By: /s/ John Goodman
    ------------------------------
    John Goodman, Director

Date:  March 23, 2003

                           MATERIAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS



                                    Contents
                                    --------


                                                                       Page
                                                                      ------

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

                          Independent Auditor's Report


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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discuss in Note 15 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about the its ability to continue as a going concern. Management's plans regarding those matters also are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/s Jonathon P. Reuben CPA

Jonathon P. Reuben,
Certified Public Accountant
Torrance, California
March 7, 2003

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
BALANCE SHEETS
================================================================================================================


                                                                              December 31,        December 31,
                                                                                  2001                2002
                                                                            ----------------    ----------------
                                                                               (Restated)
ASSETS

    CURRENT ASSETS
      Cash and cash equivalents                                             $       174,469     $       251,782
      Receivable due on research contract                                           285,677                   -
      Receivable from officer                                                        35,880              76,109
      Employee receivable                                                                 -               1,433
      Prepaid expense                                                                     -               1,179
                                                                            ----------------    ----------------

        TOTAL CURRENT ASSETS                                                        496,026             330,503
                                                                            ----------------    ----------------

    FIXED ASSETS
      Property and equipment, net
        of accumulated depreciation                                                   2,708              27,649
                                                                            ----------------    ----------------

    OTHER ASSETS
      Intangible assets:
        Patents and other, subject to amortization                                   15,200              12,120
      Refundable deposit                                                              2,348               2,348
                                                                            ----------------    ----------------

        TOTAL OTHER ASSETS                                                           17,548              14,468
                                                                            ----------------    ----------------

        TOTAL ASSETS                                                        $       516,282     $       372,620
                                                                            ================    ================

























                             See accompanying notes




MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
BALANCE SHEETS
================================================================================================================


                                                                              December 31,        December 31,
                                                                                  2001                2002
                                                                            ----------------    ----------------
                                                                               (Restated)
LIABILITIES AND STOCKHOLDERS'  (DEFICIT)

    CURRENT LIABILITIES
      Legal fees payable                                                    $       282,950     $       216,783
      Fees payable to R&D subcontractor                                             196,043                   -
      Accounting fees payable                                                        42,417              22,443
      Other accounts payable                                                         14,326              15,736
      Accrued expenses                                                               43,213              33,880
      Accrued officer wages                                                          70,000              75,482
      Notes payable - current portion                                                25,688              25,688
      Payable on research and
         development sponsorship                                                    422,653             498,731
      Loans payable - others                                                         57,406              59,028
                                                                            ----------------    ----------------

        TOTAL CURRENT LIABILITIES                                                 1,154,696             947,771

    LONG-TERM DEBT                                                                        -           1,519,166

    STOCKHOLDERS' EQUITY (DEFICIT)
      Class A Common Stock, $.001 par value, authorized 399,700,000 shares, issued and outstanding 42,433,378 at December
        31, 2001 and 109,228,185 shares at December 31, 2002, Shares held in reserve 60,000,000 at December 31, 2001 and 101,602,800
        at December 31, 2002                                                         42,433             109,228
      Class B Common Stock, $.001 par value, authorized 300,000
        Shares, issued and outstanding 100,000 shares at
        December 31, 2001, and  300,000 at December 31, 2002                            100                 300
      Preferred stock, $.001 par value, authorized 50,000,000 Shares, issued and outstanding 337,471 shares at December 31, 2001,
        and 480,721 shares issued and outstanding at December 31, 2002                  337                 480
      Additional paid in capital                                                  8,851,436          11,223,453
      Less notes receivable - common stock                                         (731,549)           (774,311)
      Deficit accumulated during the development stage                           (8,801,171)        (12,653,467)
                                                                            ----------------    ----------------

      TOTAL STOCKHOLDERS' (DEFICIT)                                                (638,414)         (2,094,317)
                                                                            ----------------    ----------------

        TOTAL LIABILITIES AND STOCKHOLDERS'
           (DEFICIT)                                                        $       516,282     $       372,620
                                                                            ================    ================












                             See accompanying notes

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
====================================================================================================================================
                                                                                                                    From Inception
                                                                                                                  (October 21, 1983)
                                                                   For the Year Ended December 31,                     Through
                                                             2000                2001                2002         December 31, 2002
                                                       ----------------    ----------------    ----------------   ------------------
                                                          (Restated)          (Restated)
REVENUES
  Sale of fatigue fuses                                $             -     $             -     $             -    $          64,505
  Sale of royalty interests                                          -                   -                   -              198,750
  Research and development revenue                             635,868           1,579,823             461,323            5,024,812
  Test services                                                      -                   -                   -               10,870
                                                       ----------------    ----------------    ----------------   ------------------
    TOTAL REVENUES                                             635,868           1,579,823             461,323            5,298,937
                                                       ----------------    ----------------    ----------------   ------------------

COSTS AND EXPENSES
  Research and development                                     496,501           1,493,628             665,435            5,030,763
  General and administrative                                 1,381,047           3,632,769           3,581,706           12,453,854
                                                       ----------------    ----------------    ----------------   ------------------
    TOTAL COSTS AND EXPENSES                                 1,877,548           5,126,397           4,247,141           17,484,617
                                                       ----------------    ----------------    ----------------   ------------------
    INCOME (LOSS) FROM OPERATIONS                           (1,241,680)         (3,546,574)         (3,785,818)         (12,185,680)
                                                       ----------------    ----------------    ----------------   ------------------

OTHER INCOME (EXPENSE)
  Interest income                                              103,419             102,283              52,782              300,600
  Interest expense                                             (60,634)            (70,468)           (118,460)            (434,447)
  Loss on abandonment of interest in joint venture                   -             (33,000)                  -              (33,000)
                                                       ----------------    ----------------    ----------------   ------------------
    TOTAL OTHER INCOME                                          42,785              (1,185)            (65,678)            (166,847)
                                                       ----------------    ----------------    ----------------   ------------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEMS AND PROVISION FOR INCOME TAXES                      (1,198,895)         (3,547,759)         (3,851,496)         (12,352,527)
PROVISION FOR INCOME TAXES                                        (800)               (800)               (800)             (11,000)
                                                       ----------------    ----------------    ----------------   ------------------
    NET INCOME (LOSS) BEFORE
      EXTRAORDINARY ITEMS                                   (1,199,695)         (3,548,559)         (3,852,296)         (12,363,527)
EXTRAORDINARY ITEMS
  Forgiveness of indebtness                                          -                   -                   -             (289,940)
                                                       ----------------    ----------------    ----------------   ------------------
    NET INCOME (LOSS)                                  $    (1,199,695)    $    (3,548,559)    $    (3,852,296)   $     (12,653,467)
                                                       ================    ================    ================   ==================

PER SHARE DATA
  Basic income (loss) before extraordinary item        $         (0.06)    $         (0.11)    $         (0.06)
  Basic extraordinary items                                          -                   -                   -
                                                       ----------------    ----------------    ----------------
    BASIC NET INCOME (LOSS) PER SHARE                  $         (0.06)    $         (0.11)    $         (0.06)
                                                       ================    ================    ================
  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                18,900,019          33,640,393          63,073,970
                                                       ================    ================    ================












                             See accompanying notes

                           Material Technologies, Inc.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)

                                                                                                                          Deficit
                                       Class A Common          Class B Common        Preferred Stock                    Accumulated
                                  ------------------------  --------------------- --------------------      Capital     During the
                                     Shares                   Shares                Shares               in Excess of   Development
                                  Outstanding     Amount    Outstanding   Amount  Outstanding   Amount     Par Value       Stage
                                  ------------  ----------  -----------  -------- -----------  --------  ------------  -------------

Initial Issuance of Common Stock
  October 21, 1983                      2,408   $       2            -   $     -           -   $     -         2,498   $          -
Adjustment to Give Effect
   to Recapitalization on
   December 15, 1986
Cancellation of Shares                 (2,202)         (2)           -         -           -         -            (2)             -
                                  ------------  ----------  -----------  -------- -----------  --------  ------------  -------------

                                          206           -            -         -           -         -         2,496              -
Balance - October 21, 1983
Shares Issued By Tensiodyne
  Corporation in Connection
  with Pooling of Interests            42,334          14            -         -           -         -         4,328              -
Net (Loss), Year Ended
  December 31, 1983                         -           -            -         -           -         -             -         (4,317)
                                  ------------  ----------  -----------  -------- -----------  --------  ------------  -------------

Balance, January 1, 1984               42,540          14            -         -           -         -         6,824         (4,317)
Capital Contribution                        -          28            -         -           -         -        21,727              -
Issuance of Common Stock                4,815           5            -         -           -         -        10,695              -
Costs Incurred in Connection
  with Issuance of Stock                    -           -            -         -           -         -        (2,849)             -
Net (Loss), Year Ended
 December 31, 1984                          -           -            -         -           -         -             -        (21,797)
                                  ------------  ----------  -----------  -------- -----------  --------  ------------  -------------

Balance, January 1, 1985               47,355          47            -         -           -         -        36,397        (26,114)
Shares Contributed Back
  to Company                             (315)         (0)           -         -           -         -             -              -
Capital Contribution                        -           -            -         -           -         -       200,555              -
Sale of 12,166 Warrants at
  $1.50 Per Warrant                         -           -            -         -           -         -        18,250              -
Shares Cancelled                       (8,758)         (9)           -         -           -         -             9              -



           See accompanying notes and independant accountants' report.




                           Material Technologies, Inc.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)

                                                                                                                          Deficit
                                       Class A Common          Class B Common        Preferred Stock                    Accumulated
                                  ------------------------  --------------------- --------------------      Capital     During the
                                     Shares                   Shares                Shares               in Excess of   Development
                                  Outstanding     Amount    Outstanding   Amount  Outstanding   Amount     Par Value       Stage
                                  ------------  ----------  -----------  -------- -----------  --------  ------------  -------------

Net (Loss), Year Ended
 December 31, 1985                          -           -            -         -           -         -             -       (252,070)
                                  ------------  ----------  -----------  -------- -----------  --------  ------------  -------------

Balance, January 1, 1986               38,282          38            -         -           -         -       255,211       (278,184)
Net (Loss), Year Ended
 December 31, 1986                          -           -            -         -           -         -             -        (10,365)
                                  ------------  ----------  -----------  -------- -----------  --------  ------------  -------------

Balance, January 1, 1987               38,282          38            -         -           -         -       255,211       (288,549)
Issuance of Common Stock upon
  Exercise of Warrants                    216           -            -         -           -         -        27,082              -
Net (Loss), Year Ended
 December 31, 1987                          -           -            -         -           -         -             -        (45,389)
                                  ------------  ----------  -----------  -------- -----------  --------  ------------  -------------

Balance, January 1, 1988               38,498          38            -         -           -         -       282,293       (333,938)
Issuance of Common Stock
Sale of Stock                           2,544           3            -         -           -         -       101,749              -
Services Rendered                       3,179           3            -         -           -         -        70,597              -
Net (Loss), Year Ended
  December 31, 1988                         -           -            -         -           -         -             -       (142,335)
                                  ------------  ----------  -----------  -------- -----------  --------  ------------  -------------

Balance, January 1, 1989               44,221          44            -         -           -         -       454,639       (476,273)
Issuance of Common Stock
Sale of Stock                           4,000           4            -         -           -         -         1,996              -
Services Rendered                      36,000          36            -         -           -         -        17,964              -
Net (Loss), Year Ended
 December 31, 1989                          -           -            -         -           -         -             -        (31,945)
                                  ------------  ----------  -----------  -------- -----------  --------  ------------  -------------

Balance, January 1, 1990               84,221          84            -         -           -         -       474,599       (508,218)
Issuance of Common Stock
Sale of Stock                           2,370           2            -         -           -         -        59,248              -



           See accompanying notes and independant accountants' report.




                           Material Technologies, Inc.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)

                                                                                                                          Deficit
                                       Class A Common          Class B Common        Preferred Stock                    Accumulated
                                  ------------------------  --------------------- --------------------      Capital     During the
                                     Shares                   Shares                Shares               in Excess of   Development
                                  Outstanding     Amount    Outstanding   Amount  Outstanding   Amount     Par Value       Stage
                                  ------------  ----------  -----------  -------- -----------  --------  ------------  -------------

Services Rendered                       6,480           7            -         -           -         -        32,393              -
Net Income, Year Ended
 December 31, 1990                          -           -            -         -           -         -             -        133,894
                                  ------------  ----------  -----------  -------- -----------  --------  ------------  -------------

Balance January 1, 1991                93,071          93            -         -           -         -       566,240       (374,324)
Issuance of Common Stock
Sale of Stock                             647           1            -         -     350,000       350       273,335              -
Services Rendered                       4,371           4            -         -           -         -        64,880              -
Conversion of Warrants                     30           -                                                          -
Conversion of Stock                    (6,000)         (6)      60,000        60           -         -             -              -
Net (Loss), Year Ended
 December 31, 1991                          -           -            -         -           -         -             -       (346,316)
                                  ------------  ----------  -----------  -------- -----------  --------  ------------  -------------

Balance January 1, 1992                92,119          92       60,000        60     350,000       350       904,455       (720,640)
Issuance of Common Stock
Sale of Stock                          20,000          20            -         -           -         -        15,980              -
Services Rendered                       5,400           5            -         -           -         -        15,515              -
Conversion of Warrants                  6,000           6            -         -           -         -        14,994              -
Sale of Class B Stock                       -           -       60,000        60           -         -        14,940              -
Issuance of Stock to
  Unconsolidated Subsidiary             4,751           5            -         -           -         -        71,659              -
Conversion of Stock                     6,000           6      (60,000)      (60)          -         -             -              -
Cancellation of Shares                 (6,650)         (7)           -         -           -         -             7              -
Net (Loss), Year Ended
 December 31, 1992                          -           -            -         -           -         -             -       (154,986)
                                  ------------  ----------  -----------  -------- -----------  --------  ------------  -------------

Balance January 1, 1993               127,620         127       60,000        60     350,000       350     1,037,550       (875,626)
Issuance of Common Stock
Licensing Agreement                    12,500          13            -         -           -         -         6,237              -
Services Rendered                      67,030          67            -         -           -         -        13,846              -


           See accompanying notes and independant accountants' report.




                           Material Technologies, Inc.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)

                                                                                                                          Deficit
                                       Class A Common          Class B Common        Preferred Stock                    Accumulated
                                  ------------------------  --------------------- --------------------      Capital     During the
                                     Shares                   Shares                Shares               in Excess of   Development
                                  Outstanding     Amount    Outstanding   Amount  Outstanding   Amount     Par Value       Stage
                                  ------------  ----------  -----------  -------- -----------  --------  ------------  -------------

Warrant Conversion                     56,000          56            -         -           -         -       304,943              -
Cancellation of Shares                (31,700)        (32)           -         -           -         -        (7,537)             -
Net (Loss) for Year Ended
 December 31, 1993                          -           -            -         -           -         -             -       (929,900)
                                  ------------  ----------  -----------  -------- -----------  --------  ------------  -------------

Balance January 1, 1994               231,449         231       60,000        60     350,000       350     1,355,039     (1,805,526)

Adjustment to Give Effect
  to Recapitalization on
  February 1, 1994                     30,818          31            -         -           -         -       385,393              -
Issuance of Shares for
  Services Rendered                   223,000         223            -         -           -         -             -              -
Sale of Stock                       1,486,112       1,486            -         -           -         -        23,300              -
Issuance of Shares for
  the Modification of Agreements       34,000          34            -         -           -         -           (34)             -
Net (Loss) for the Year
Ended December 31, 1994                     -           -            -         -           -         -             -       (377,063)
                                  ------------  ----------  -----------  -------- -----------  --------  ------------  -------------

Balance January 1, 1995             2,005,380       2,005       60,000        60     350,000       350     1,763,698     (2,182,589)

Issuance of Common Stock
  in Consideration for
  Modification of Agreement           152,500         153            -         -           -         -             -              -
Net (Loss) for the Year
Ended December 31, 1995                     -           -            -         -           -         -             -       (197,546)
                                  ------------  ----------  -----------  -------- -----------  --------  ------------  -------------

Balance January 1, 1996             2,157,880       2,157       60,000        60     350,000       350     1,763,698     (2,380,135)

Issuance of Shares for
  Services Rendered                   164,666         165            -         -           -         -        16,301              -


           See accompanying notes and independant accountants' report.




                           Material Technologies, Inc.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)

                                                                                                                          Deficit
                                       Class A Common          Class B Common        Preferred Stock                    Accumulated
                                  ------------------------  --------------------- --------------------      Capital     During the
                                     Shares                   Shares                Shares               in Excess of   Development
                                  Outstanding     Amount    Outstanding   Amount  Outstanding   Amount     Par Value       Stage
                                  ------------  ----------  -----------  -------- -----------  --------  ------------  -------------

Sale of Stock                          70,000          70            -         -           -         -       173,970              -
Issuance of Shares for
  the Modification of Agreements      250,000         250            -         -           -         -          (250)             -
Cancellation of Shares Held
  in Treasury                         (62,000)        (62)           -         -           -         -      (154,538)             -
Net (Loss) for the Year
  Ended December 31, 1996                   -           -            -         -           -         -             -       (450,734)
                                  ------------  ----------  -----------  -------- -----------  --------  ------------  -------------

Balance January 1, 1997             2,580,546       2,580       60,000        60     350,000       350     1,799,181     (2,830,869)


Sale of Stock                         100,000         100            -         -           -         -        99,900              -
Conversion of Indebtedness            800,000         800            -         -           -         -       165,200              -
Class A Common Stock Issued
  in Cancellation of $372,000
  Accrued Wages Due Officer         1,499,454       1,500            -         -           -         -       370,500              -
Issuance of Shares for
  Services Rendered                   247,000         247            -         -           -         -         2,224              -
Adjustment to Give Effect
  to Recapitalization on
  9-Mar-97                            560,000         560            -         -           -         -          (560)             -
Net (Loss) for the Year
  Ended December 31, 1997                   -           -            -         -           -         -             -       (133,578)
                                  ------------  ----------  -----------  -------- -----------  --------  ------------  -------------
                                    5,787,000       5,787       60,000        60     350,000       350     2,436,445     (2,964,447)

Shares Issued in Cancellation
  of Indebtedness                   2,430,000       2,430            -         -           -         -       167,570              -
Conversion of Options                 500,000         500            -         -           -         -       124,500              -
Issuance of Shares for
  Services Rendered                 1,121,617       1,122            -         -           -         -       111,040              -


           See accompanying notes and independant accountants' report.




                           Material Technologies, Inc.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)

                                                                                                                          Deficit
                                       Class A Common          Class B Common        Preferred Stock                    Accumulated
                                  ------------------------  --------------------- --------------------      Capital     During the
                                     Shares                   Shares                Shares               in Excess of   Development
                                  Outstanding     Amount    Outstanding   Amount  Outstanding   Amount     Par Value       Stage
                                  ------------  ----------  -----------  -------- -----------  --------  ------------  -------------

Shares Issued in Cancellation
  of Redeemable Preferred Stock        50,000          50            -         -           -         -       149,950              -
Shares Returned to Treasury
  and Cancelled                      (560,000)       (560)           -         -           -         -           560              -
Modification  of Royalty
  Agreement                           733,280         733            -         -           -         -         6,599              -
Issuance of Warrants to Officer             -           -            -         -           -         -        27,567              -
Net (Loss) for the Year
  Ended December 31, 1998                   -           -            -         -           -         -             -       (549,187)
                                  ------------  ----------  -----------  -------- -----------  --------  ------------  -------------
                                   10,061,897   $  10,062       60,000   $    60     350,000   $   350     3,024,231   $ (3,513,634)

Shares Issued in Cancellation
  of Indebtedness                   2,175,000       2,175            -         -           -         -       164,492              -
Issuance of Shares for
  Services Rendered                 1,255,000       1,255            -         -           -         -        93,844              -
Shares Issued in Modification
  of Licensing Agreement              672,205         672            -         -           -         -          (672)             -
Sale of Stock                         433,333         433            -         -           -         -       173,107              -
Net (Loss) for the Year
  Ended December 31, 1999                   -           -            -         -           -         -             -       (539,283)
                                  ------------  ----------  -----------  -------- -----------  --------  ------------  -------------
                                   14,597,435   $  14,597       60,000   $    60     350,000   $   350     3,455,002   $ (4,052,917)

Issuance of Shares for
  Services Rendered - as
  restated                            699,500         699            -         -           -         -       823,817              -
Shares Issued to Investors
  Pursuant to Settlement
  Agreement                            65,028          65            -         -           -         -           (65)             -
Shares Issued for Cash
  and Non-Recourse Promissory
  Notes                             5,000,000       5,000            -         -           -         -     1,990,000              -
Shares Issued for Cash                400,000         400            -         -           -         -       281,294              -
Shares Issued in Cancellation


           See accompanying notes and independant accountants' report.




                           Material Technologies, Inc.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)

                                                                                                                          Deficit
                                       Class A Common          Class B Common        Preferred Stock                    Accumulated
                                  ------------------------  --------------------- --------------------      Capital     During the
                                     Shares                   Shares                Shares               in Excess of   Development
                                  Outstanding     Amount    Outstanding   Amount  Outstanding   Amount     Par Value       Stage
                                  ------------  ----------  -----------  -------- -----------  --------  ------------  -------------

  of Indebtedness                     100,000         100            -         -           -         -        99,900              -
Shares Issued as Compensation
  Pursuant to Escrow Agreement      4,183,675       4,184            -         -           -         -             -              -
Shares Returned from Escrow          (400,000)       (400)           -         -           -         -           400              -
Common Shares Converted
  into Class B Common                 (40,000)        (40)      40,000        40           -         -             -              -
Preferred Shares Converted
  into Common                          12,529          13            -         -     (12,529)      (13)
Net (Loss) for the Year                                                                                            -              -
  Ended December 31, 2000 -
  restated                                  -           -            -         -           -         -             -     (1,199,695)
                                  ------------  ----------  -----------  -------- -----------  --------  ------------  -------------

Balance December 31, 2000 -
  restated                         24,618,167   $  24,618      100,000   $   100     337,471   $   337     6,650,348   $ (5,252,612)

Issuance of Shares for
  Services Rendered - restated      6,185,000       6,185            -         -           -         -       798,151              -
Shares Issued for Cash              4,932,358       4,932            -         -           -         -       281,635              -
Shares Issued in Connection
  with Private Offering               697,853         698            -         -           -         -          (698)             -
Shares Issued to Officer            6,000,000       6,000            -         -           -         -     1,122,000              -
Net (Loss) for the Year
  Ended December 31, 2001 -
  restated                                  -           -            -         -           -         -             -     (3,548,559)
                                  ------------  ----------  -----------  -------- -----------  --------  ------------  -------------
                                   42,433,378   $  42,433      100,000   $   100     337,471   $   337     8,851,436   $ (8,801,171)

Issuance of  Shares for
  Services Rendered                21,835,018      21,835            -         -           -         -     1,163,796              -
Issuance of  Shares to
  University of Pennsylvania        1,096,476       1,096                                                     (1,096)
Shares issued in settlement
  of lawsuit                        1,397,200       1,398            -         -           -         -        38,602


           See accompanying notes and independant accountants' report.




                           Material Technologies, Inc.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)

                                                                                                                          Deficit
                                       Class A Common          Class B Common        Preferred Stock                    Accumulated
                                  ------------------------  --------------------- --------------------      Capital     During the
                                     Shares                   Shares                Shares               in Excess of   Development
                                  Outstanding     Amount    Outstanding   Amount  Outstanding   Amount     Par Value       Stage
                                  ------------  ----------  -----------  -------- -----------  --------  ------------  -------------

Shares Issued for Cash             28,046,766      28,047            -         -     143,250       143     1,125,546              -
Offering costs                                                       -         -           -         -      (200,412)
Shares issued in canellation of
  President's interest in patents           -           -      200,000       200           -         -             -
Cancellation of shares in stock
  grant                            (1,322,000)     (1,322)                                                     1,322
Shares issued to Company's
  president for past compensation  13,000,000      13,000                                                    247,000
Shares Issued in Connection
  with Private Offering             2,741,347       2,741            -         -           -         -        (2,741)             -
Net (Loss) for the Year
  Ended December 31, 2002                   -           -            -         -           -         -             -     (3,852,296)
                                  ------------  ----------  -----------  -------- -----------  --------  ------------  -------------

Balance - December 31, 2002       109,228,185   $ 109,228      300,000   $   300     480,721   $   480    11,223,453   $(12,653,467)
                                  ============  ==========  ===========  ======== ===========  ========  ============  =============





















           See accompanying notes and independant accountants' report.

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
===================================================================================================================================

                                                                                                                   From Inception
                                                                  For the Year Ended December 31,                (October 21, 1983)
                                                      --------------------------------------------------------        Through
                                                            2000                2001                2002          December 31, 2002
                                                      ----------------    ----------------    ----------------    ----------------
                                                         (Restated)          (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   $    (1,199,695)    $    (3,548,559)    $    (3,852,296)    $   (12,653,467)
                                                      ----------------    ----------------    ----------------    ----------------
  Adjustments to reconcile net income
    (loss) to net cash provided
    (used) in operating activities
  Depreciation and amortization                                 2,948               3,755               7,747             185,612
  Accrued interest income                                     (98,557)            (98,298)            (49,444)           (247,731)
  Gain on sale of securities                                        -                   -                   -            (196,596)
  Charge off of investment in joint venture                         -              33,000                   -              33,000
  Officers' and directors compensation on stock
    subscription modification                                       -           1,500,000                   -           1,500,000
  Issuance of common  stock to officer for past
    services                                                                                          260,000             260,000
  Charge off of deferred offering costs                             -                   -                   -              36,480
  Charge off of long-lived assets due to impairment                 -                   -                   -              92,919
  Modification of royalty agreement                                 -                   -                   -               7,332
  Gain on foreclosure                                               -                   -                   -             (18,697)
  (Increase) decrease in accounts receivable                  112,364            (255,073)            285,677             (50,328)
  (Increase) decrease in employee advances                          -                   -              (1,433)             (1,433)
  (Increase) decrease in prepaid expense                            -                (212)             (1,179)             (1,338)
  Loss on sale of equipment                                         -                   -                                  12,780
  Issuance of common  stock for services                      828,699           1,932,336           1,286,894           4,581,656
  Issuance of stock for agreement modification                      -                   -                   -                 152
  Forgiveness of Indebtedness                                       -                   -                   -             215,000
  Increase (decrease) in accounts
    payable and accrued expenses                                8,441             267,742            (284,625)            902,989
  Increase in legal fees secured by note payable                    -                   -           1,481,895           1,481,895
  Interest accrued on note payables                            57,062              67,718             114,971             387,726
  Increase in research and development
     sponsorship payable                                            -                   -                                 218,000
  (Increase) in note for litigation settlement                      -                   -                                 (25,753)
  (Increase) in Deposits                                            -                   -                                  (2,189)
                                                      ----------------    ----------------    ----------------    ----------------
    TOTAL ADJUSTMENTS                                         910,957           3,450,968           3,100,503           9,371,476
                                                      ----------------    ----------------    ----------------    ----------------
  NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                                      (288,738)            (97,591)           (751,793)         (3,281,991)
                                                      ----------------    ----------------    ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds From sale of equipment                                   -                   -                                  10,250
  Purchase of property and equipment                                -              (5,961)            (29,608)           (266,472)
  Proceeds from sale of securities                                  -                   -                   -             283,596
  Purchase of securities                                            -                   -                   -             (90,000)
  Proceeds from foreclosure                                         -                   -                   -              44,450
  Investment in joint ventures                                (15,000)                  -                   -            (102,069)
  Payment for license agreement                                     -                   -                   -              (6,250)
                                                      ----------------    ----------------    ----------------    ----------------

  NET CASH PROVIDED (USED) BY
   INVESTING ACTIVITIES                                       (15,000)             (5,961)            (29,608)           (126,495)
                                                      ----------------    ----------------    ----------------    ----------------













                             See accompanying notes




MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
===================================================================================================================================

                                                                                                                   From Inception
                                                                  For the Year Ended December 31,                (October 21, 1983)
                                                      --------------------------------------------------------        Through
                                                            2000                2001                2002          December 31, 2002
                                                      ----------------    ----------------    ----------------    ----------------
                                                         (Restated)          (Restated)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock net of offering costs      $       274,288     $       366,126     $     1,153,735     $     2,901,468
  Costs incurred in offerings                                       -             (79,559)           (261,474)           (372,513)
  Sale of common stock warrants                                     -                   -                   -              18,250
  Sale of preferred stock                                           -                   -                   -             258,500
  Sale of redeemable preferred stock                                -                   -                   -             150,000
  Capital contributions                                             -                   -                   -             301,068
  Payment on proposed reorganization                                -                   -                   -              (5,000)
  Loans From officer                                            8,000              42,800                   -             778,805
  Officer advances and repayments                             (39,500)            (53,300)            (33,547)           (542,379)
  Increase in loan payable-others                                   -                   -                   -             172,069
                                                      ----------------    ----------------    ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:                         242,788             276,067             858,714           3,660,268
                                                      ----------------    ----------------    ----------------    ----------------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                    (60,950)            172,515              77,313             251,782
BEGINNING BALANCE CASH AND
      CASH EQUIVALENTS                                         62,904               1,954             174,469                   -
                                                      ----------------    ----------------    ----------------    ----------------
ENDING BALANCE CASH AND CASH
    EQUIVALENTS                                       $         1,954     $       174,469     $       251,782     $       251,782
                                                      ================    ================    ================    ================



































                             See accompanying notes

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS


Note 1 - Organization
---------------------

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


Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

     a.   Accounts Receivable

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

          Material Technologies, Inc. depreciates its property and equipment as follows:

               Financial statement reporting - straight line method as follows:

                    Machinery                                  5 years
                    Computer equipment                       3-5 years
                    Office equipment                           5 years

          Long-Lived Assets
          -----------------


          As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposalof Long-Lived Assets," which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.


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

     d)   Fair Value of Financial Instruments

          The Company estimates the fair value of its financial instruments at their current carrying amounts.

     e)   Stock Based Compensation

          For 1998 and subsequent years, the Company has adopted FASB Statement 123 which establishes a fair value method of accounting for its stock-based compensation plans. Prior to 1998, the Company used APB Opinion 25.

     f)   Revenue Recognition

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

     g)   Cash and Cash Equivalents

          For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

     h)   Income Taxes

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

     i)   Recent Accounting Pronouncements

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

Note 3 - Accounts Receivable
----------------------------

     Accounts receivable consists entirely of amounts due under the Company's research and development sub-contract and consists of the following:

                                                               December 31,
                                                           2001         2002
                                                         -------       ------
          Accounts Receivable                           $ 285,677    $  8,362
          Less allowance for doubtful accounts                 --      (8,362)
                                                        ---------    ---------
                                                        $ 285,677    $     --
                                                        =========    =========


Note 4 - Intangibles
--------------------

     Intangible assets consist of the following:

                             Period of              December 31,
                             Amortization        2001          2002
                                                ------        ------

     Patent Costs             17 Years        $ 28,494      $ 28,494
     License Agreement        17 Years           6,250         6,250
          (See Note 4)
     Website                  5  Years           5,200         5,200
                                              --------      --------
                                                39,944        39,944
          Less Accumulated Amortization        (24,744)      (27,824)
                                              --------      --------

                                              $ 15,200      $ 12,120
                                              ========      ========

     Amortization charged to operations for 2000, 2001, and 2002 were $1,989, and $2,249, and 3,080 respectively.

     Estimated amortization expense for the remaining life of the contract is as follows:

               2003          $2,116
               2004          $2,116
               2005          $2,116
               2006          $1,856
               2007          $1,076


Note 5 - License Agreement
--------------------------

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


Note 6 - Property and Equipment
-------------------------------

     The following is a summary of property and equipment:

                                                  December 31,
                                               2001          2002
                                              ------        ------


     Office and computer equipment          $  24,142      $  24,142
     Manufacturing equipment                  100,067        129,675
                                            ---------      ---------
                                              124,209        153,817
          Less: Accumulated
            Depreciation                     (121,501)      (126,168)
                                            ---------      ---------
                                            $   2,708      $  27,649
                                            =========      =========



     Depreciation charged to operations was $959, and $1,044, and $4,667, in 2000, 2001, and 2002, respectively. The Company's equipment has been pledged as collateral on the agreement with Advanced Technology Center (See
     Note 8(b)).


Note 7 - Notes Payable
----------------------

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

Note 8 - Income Taxes
---------------------

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


     An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will materialize. The allowance for 2000, 2001 and 2002 was $1,199,695, $3,548,559, and $3,852,296, respectively. As of December
     31, 2002, the Company has unused operating loss carryforwards, which may provide future tax benefits in the amount of $12,653,467 which expire in various years through 2022.


     The Company's use of its net operating losses may be restricted in future years due to the limitations pursuant to IRC Section 382 on changes in ownership.


Note 9 - Commitments and Contingencies
--------------------------------------

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


     b. On August 30, 1986, the Company entered into a funding agreement with the Advanced Technology Center ("ATC"), whereby ATC paid $45,000 to the Company for the purchase of a royalty of 3% of future gross sales and 6% of sublicensing revenue. The royalty is limited to the $45,000 plus an 11% annual rate of return. At December 31, 2001, and 2002, the future royalty commitment was limited to $227,149 and $252,136, respectively.


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

          A summary of royalty interests that the Company has granted and are outstanding as of December 31, 2001, follows:

                                                     Fatigue        Fatigue
                                                       Fuse          Sensor
                                                    ----------     ----------

          Tensiodyne 1985-1 R&D Partnership             --  *          --
          Advanced Technology Center
            Future Gross Sales                         6.00%*          --
            Sublicensing Fees                           --  **         --
          Variety Investments, Ltd                     5.00%           --
          University of Pennsylvania
             Net Sales of Licensed Products             --            7.00%
             Net Sales of Services                      --            2.50%
          Sherman Baker                                1.00%          0.50%
                                                    ----------     ----------

                                                      12.00%         10.00%
                                                    ==========     ==========


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


Note 10 - Investments
---------------------

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


Note 11 - Stockholders' Equity
------------------------------

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

     d.   Class C Preferred Stock

          During 2002, the Company sold to its legal counsel 143,250 shares of its Class C preferred stock for $141,250. These shares are convertible to shares of the Company's common stock at a conversion price of $.50 per share. The shares accrue interest at 8% payable out of earnings before income tax, depreciation, and amortization. The accrued interest is cumulative. Dividends accrued but not actually payable at December 31, 2002 totaled $4,022.

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

          The value assigned to shares issued for services were charged to operations. Shares issued for legal services included services rendered in connection with the Beck matter as discussed and preparation of the Company's registration statement. During 2002, the Company issued 2,042,080 shares of Class A Common Stock as additional consideration in connection with the Company's Regulation S offering. In addition, the Company issued 200,000 shares of the Company's Class B common shares to its President in consideration for the relinquishment of his total interest in the Company's patents. In addition, during 2002, the Company cancelled 450,000 shares of its common stock previously issued to consultants. The value assigned to these cancelled shares was $48,250 was credited against operations.

          The Company also issued 1,397,500 shares of its Class A Common Stock to Mr. Stephen Beck pursuant to the anti-dilution provisions of the settlement agreement (see note 9(j)). During 2002, the Company cancelled 1,322,000 shares of originally issued to Mr. Bernstein pursuant to the Stock Escrow/Grant Agreement.


Note 12 - Transactions with Management
--------------------------------------

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

     i. On December 18, 2002, the Company issued 13,000,000 shares of its common stock to its president for past compensation due hom. These shares were valued at $260,000.

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


Note 13 - Stock-Based Compensation Plans
----------------------------------------


     a. In 1996, the Company adopted the 1996 Stock Option Plan and during the year issued 70,000 shares of common stock through the plan for $174,040. The plan was transferred in the July 1997 spin off to Securephone, Inc.

     b. In 1998, the Company adopted the 1998 Stock Option Plan and reserved a total of 1,700,000 shares of Common Stock for distribution under the plan. The Plan was adopted to provide a means by which the Company could compensate key employees, advisors, and consultants by issuing them stock in exchange for services and thereby conserve the Company's cash resources. A Committee of the Board of Directors determines the value of the services rendered and the related number of shares to be issued through the Plan for these services.

          In 1998, the Company granted options to acquire 900,000 shares of which 500,000 shares were exercised for $125,000. In addition, under the Plan, the Company issued additional 60,000 shares for consulting services. The Company charged the fair value of the 60,000 shares of $6,000 to operations. The remaining 340,000 options were cancelled.

          In 1999, the Company granted options to acquire 750,000 shares of Common Stock through the Plan. During 1999 the Company issued 100,000 shares in exchange of a $35,000 non-interest bearing promissory note. The remaining 650,000 options were cancelled. The Company did not issue any shares in 1999 under the Plan.

     c. In 1998, the Company also adopted the 1988 Stock Plan and reserved a total of 800,000 shares of common stock for distribution under the plan. In 2000, the Company increased the number of shares reserved to 6,800,000. The Plan was adopted to provide a means by which the Company could compensate key employees, advisors, and consultants by issuing them stock in exchange for services and thereby conserve the Company's cash resources. A Committee of the Board of Directors determines the value of the services rendered and the related number of shares to be issued through the Plan for these services.

          In 1998, the Company issued 310,000 share of common stock through the plan to various consultants for services rendered. The 310,000 shares were valued at $31,000. In 2000, the Company issued options for the issuance of 5,490,000 shares of common stock under the plan of which 4,650,000 shares were issued to its President and 350,000 shares were issued to its Secretary. The 4,650,000 shares were issued in exchange for $4,650 with the remaining balance due of $1,855,350 evidenced by an unsecured non-recourse promissory note bearing interest at an annual rate of 8%. The 350,000 shares were issued in exchange for $350 with the remaining balance due of $139,500 evidenced by an unsecured non-recourse promissory note bearing interest at an annual rate of 8%. In 2001, the balance of the two notes were reduced to $495,000 (See Tansactions with Management - Note 12c and f). Also in 2000, the Company issued 215,000 shares through the plan to various consultants. The 215,000 shares were valued at $124,500 and charged to operations. The options to acquire 275,000 shares were subsequently cancelled.

     d. In February 2002, the Company adopted the 2002 Stock Issuance/Stock Plan, and reserved 20,000,000 shares of its common stock for distribution under the Plan. Eligible Plan participants include employees, advisors, consultants, and officers who provide services to the Company. The option price shall be 100% of the fair market value of a share of common stock at either, date of grant or such other day as the Board may determine. During 2002, the Company issued options to acquire 13,475,000 shares of the Company's common stock of which non were exercised in 2002.


          The following is a summary of the various plans' activities :

                                          1998 Stock Plan                  2002 Stock Plan
                                  ------------------------------    ------------------------------

                                                      Weighted                          Weighted
                                                      Average                           Average
                                    Number of         Exercise        Number of         Exercise
                                      Shares           Price            Shares           Price
                                  --------------    ------------    --------------    ------------

     Outstanding Dec 31, 2000           275,000     $      0.60                 -     $       -
     Granted                                  -     $       -                   -     $       -
     Exercised                                -     $       -                   -     $       -
     Forfieted                                -     $       -                   -     $       -
     Cancelled                                -     $       -                   -     $       -
                                  --------------    ------------    --------------    ------------

     Outstanding Dec 31, 2001           275,000     $      0.60
     Granted                                  -     $       -          13,475,000     $      0.06
     Exercised                                -     $       -                   -     $       -
     Forfieted                         (275,000)    $     (0.60)                -     $       -
     Cancelled                                -             -                   -     $       -
                                  --------------    ------------    --------------    ------------

     Outstanding Dec 31, 2002                 -     $       -          13,475,000     $    0.06
                                  ==============    ============    ==============    ============


     Weighted Average Fair Value of Options Granted
     During 200                                                      $0.42
                                                             ==============

     Weighted Average Fair Value of Options Granted
     During 2001                                                      n/a
                                                             ==============

     Weighted Average Fair Value of Options Granted
     During 2002                                                     $0.01
                                                             ==============


     In determining the fair value of the options granted during the respective years, the Black Scholes Option Pricing Model was used with the following assumptions determined:



                                          2000          2001          2002
                                        --------      --------      --------


     Risk free interest rate:               5%            n/a            4%
     Expected life:                    3 years            n/a     1.5 years
     Expected volatility                   80%            n/a           34%

Note 14. Adjustments to Prior Periods
-------------------------------------

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


                                                       2000            2001
                                                     --------        --------
          Net loss as originally reported          $   (459,129)   $ (2,432,638)
          Increase in operating loss due to
            changes in valuation of non-monetary
            consideration and amortization             (740,566)     (1,115,921)
                                                   -------------   -------------

                   Net loss as adjusted            $ (1,119,695)   $ (3,548,559)
                                                   =============   =============


          Loss Per Share - as originally reported  $       (.02)   $       (.07)
            Change due to adjustment                       (.04)           (.04)
                                                           -----           -----
                   Loss per share as adjusted      $       (.06)   $       (.11)
                                                           =====           =====


Note 15 - Management's Discussion on Future Operations
------------------------------------------------------


     Since its inception, the Company has had recurring losses totaling $12,653,467. The Company has enough cash resources to meet its obligation for the next six-months. The Company is attempting to raise additional funding through the offering of its convertible preferred stock in a private placement. Management is also attempting to seek additional funding through debt offerings.