Form 10-Q
period 2003-09-30
MATERIAL TECHNOLOGIES INC /CA/
filed 2003-11-10
CIK 1036668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003
     -------------------------------------------------


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from                   to
                                   ------------------   ------------------

33-23617
--------
(Commission file number)

Material Technologies, Inc.
---------------------------
(Exact name of small business issuer as specified in its charter)

Delaware
--------
(State or other jurisdiction
of incorporation or organization)

95-4622822
----------
(IRS Employer
Identification No.)

11661 San Vicente Boulevard
Suite 707
Los Angeles, California 90049
-----------------------------
(Address of principal executive offices)

(310) 208-5589
--------------
(Issuer's telephone number)


-----------------------------
(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity; as of October 15, 2003
Class A Common Stock - 73,930,715 shares outstanding, 1,342 shares held in reserve
Class B Common Stock - 600,000 shares outstanding
Class A Preferred - 505 shares outstanding
Class C Convertible Preferred - 4,550 shares outstanding

                                      INDEX
                                      -----




                                                                         Page
                                                                       --------

Part 1. Financial Information

     Item 1. Financial Statements

               Consolidated Balance Sheets                              3 - 4

               Consolidated Statements of Operations -
                 For the three-months and nine-months ended
                 September 30, 2002 and 2003 and from the
                 Company's inception (October 21, 1983) through
                 September 30, 2003                                       5

               Consolidated Statements of Cash Flows
                 For the three-months and nine-months ended
                 September 30, 2002 and 2003 and from the
                 Company's inception (October 21, 1983) through
                 September 30, 2003                                     6 - 7

               Notes to Consolidated Financial Statements                 8


     Item 2. Management's Discussion and Analysis                        13


     Item 3. Quantitative and Qualitative Disclosures about
             Market Risk                                                 16


Part 2. Other Information                                                16

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
====================================================================================================================



                                                                                  December 31,       September 30,
                                                                                      2002                2003
                                                                                ----------------    ----------------
                                                                                                      (Unaudited)
ASSETS

      CURRENT ASSETS
        Cash                                                                    $      251,782      $      117,368
        Accounts receivable                                                                  -               4,850
        Receivable from officer                                                         76,109              81,877
        Employee receivable                                                              1,433                   -
        Prepaid expenses                                                                 1,179               4,179
                                                                                ----------------    ----------------

          TOTAL CURRENT ASSETS                                                         330,503             208,274
                                                                                ----------------    ----------------

      FIXED ASSETS
        Property and equipment, net
            of accumulated depreciation                                                 27,649              22,381
                                                                                ----------------    ----------------

      OTHER ASSETS
         Intangible assets subject to amortization, net of
            accumulated amortization                                                    12,120              10,533
        Refundable deposit                                                               2,348               2,348
                                                                                ----------------    ----------------

          TOTAL OTHER ASSETS                                                            14,468              12,881
                                                                                ----------------    ----------------

          TOTAL ASSETS                                                          $      372,620      $      243,536
                                                                                ================    ================





























                              See acompanying notes



MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
====================================================================================================================


                                                                                  December 31,       September 30,
                                                                                      2002                2003
                                                                                ----------------    ----------------
                                                                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

      CURRENT LIABILITIES
        Legal fees payable                                                      $      216,783      $      219,929
        Accounting fees payable                                                         22,443              33,011
        Other accounts payable                                                          15,736              39,639
        Accrued expenses                                                                33,880              23,877
        Accrued officer wages                                                           75,482              17,083
        Notes payable - current portion                                                 25,688              25,688
        Payable on research and
           development sponsorship                                                     498,731             566,059
        Loans payable - others                                                          59,028              70,077
                                                                                ----------------    ----------------

          TOTAL CURRENT LIABILITIES                                                    947,771             995,363

      LONG-TERM DEBT                                                                 1,519,166             120,099
                                                                                ----------------    ----------------

          TOTAL LIABILITIES                                                          2,466,937           1,115,462
                                                                                ----------------    ----------------


      MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                           -               2,189
                                                                                ----------------    ----------------

      STOCKHOLDERS' (DEFICIT)
        Class A Common Stock, $.001 par value, authorized 549,400,000 shares, 109,228 shares issued at December 31, 2002 and
           73,929,499 shares at September 30, 2003, shares held in reserve
           101,603 at  December 31, 2002 and 1,343 at September 30, 2003                   109              73,929
        Class B Common Stock, $.001 par value, authorized 600,000
           shares, outstanding 300,000 shares at December 31, 2002, and
           600,000 shares outstanding at September 30, 2003                                300                 600
        Class A Preferred, $.001 par value, authorized 25,000,000 shares outstanding 480 shares at December 31, 2002 and
           505 shares at September 30, 2003                                                  -                   -
        Class C Convertible Preferred, $.001 par value, authorized 25,000,000 shares, outstanding 4,050 shares at September 30, 2003;  each
           share of Preferred Convertible into one share of common stock                     -                   4
        Additional paid-in capital                                                  10,559,815          12,856,479
        Deficit accumulated during the development stage                           (12,653,767)        (13,767,309)
        Less: Notes receivable - common stock                                             (774)            (37,818)
                                                                                ----------------    ----------------

          TOTAL STOCKHOLDERS' (DEFICIT)                                             (2,094,317)           (874,115)
                                                                                ----------------    ----------------

          TOTAL LIABILITIES AND STOCKHOLDERS'  (DEFICIT)                        $      372,620      $      243,536
                                                                                ================    ================




                              See acompanying notes

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
===================================================================================================================================

                                                                                                                   From Inception
                                                  For the Three Months Ended       For the Nine Months Ended     (October 21, 1983)
                                                        September 30,                    September 30,                Through
                                                     2002            2003             2002            2003       September 30, 2003
                                                --------------  --------------   --------------  --------------  ------------------
                                                 (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)       (Unaudited)
                                                   Restated                         Restated

REVENUES
  Sale of fatigue fuses                         $           -   $           -    $           -   $           -   $          64,505
  Sale of royalty interests                                 -               -                -               -             198,750
  Research and development revenue                          -               -          461,323               -           5,024,812
  Test services                                             -               -                -               -              10,870
    TOTAL REVENUES                                          -               -          461,323               -           5,298,937

COSTS AND EXPENSES
  Research and development                            123,932          16,695          508,195         118,410           5,149,173
  General and administrative                        2,206,049         361,969        3,112,156         898,447          13,352,301
                                                --------------  --------------   --------------  --------------  ------------------
    TOTAL COSTS AND EXPENSES                        2,329,981         378,664        3,620,351       1,016,857          18,501,474
                                                --------------  --------------   --------------  --------------  ------------------
    LOSS FROM OPERATIONS                           (2,329,981)       (378,664)      (3,159,028)     (1,016,857)        (13,202,537)
                                                --------------  --------------   --------------  --------------  ------------------

OTHER INCOME (EXPENSE)
  Interest income                                      11,947          12,101           36,057          38,485             339,085
  Interest expense                                    (21,095)        (42,147)         (61,807)       (134,670)           (569,117)
  Forgiveness of indebtness                                 -               -                -               -            (289,940)
  Loss on abandonement of joint venture                     -               -                -               -             (33,000)
                                                --------------  --------------   --------------  --------------  ------------------
    TOTAL OTHER INCOME (EXPENSE)                       (9,148)        (30,046)         (25,750)        (96,185)           (552,972)
                                                --------------  --------------   --------------  --------------  ------------------

NET LOSS BEFORE PROVISION FOR
  INCOME TAXES                                     (2,339,129)       (408,710)      (3,184,778)     (1,113,042)        (13,755,509)
PROVISION FOR INCOME TAXES                               (800)              -             (800)           (800)            (11,800)
                                                --------------  --------------   --------------  --------------  ------------------

    NET LOSS                                    $  (2,339,929   $    (408,710)   $  (3,185,578)  $  (1,113,842)  $     (13,767,309)
                                                ==============  ==============   ==============  ==============  ==================

PER SHARE DATA
  Basic loss                                    $      (59.95)  $       (0.07)   $      (58.58)  $       (0.56)
                                                --------------  --------------   --------------  --------------
    BASIC NET LOSS PER SHARE                    $      (59.95)  $       (0.07)   $      (58.58)  $       (0.56)
                                                ==============  ==============   ==============  ==============

    WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         39,033       5,497,249           54,378       1,991,047
                                                ==============  ==============   ==============  ==============























                              See acompanying notes

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
====================================================================================================================================


                                                                                                                    From Inception
                                                   For the Three Months Ended       For the Nine Months Ended     (October 21, 1983)
                                                         September 30,                    September 30,                Through
                                                      2002            2003             2002            2003       September 30, 2003
                                                 --------------  --------------   --------------  --------------  ------------------
                                                  (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)       (Unaudited)
                                                    Restated                         Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $  (2,339,929)  $    (408,710)   $  (3,185,578)  $  (1,113,842)  $     (13,767,309)
                                                 --------------  --------------   --------------  --------------  ------------------
  Adjustments to reconcile net
    loss to net cash used in operating
    activities
  Depreciation and amortization                          3,650           2,285            5,768           6,854             192,466
  Accrued interest income                              (10,960)        (11,112)         (32,864)        (36,317)           (284,048)
  Gain on sale of securities                                 -               -                -               -            (196,596)
  Charge off of investment in joint venture                  -               -                -               -              33,000
  Officers' and directors compensation on stock
    subscription modification                                -               -                -               -           1,500,000
  Issuance of common stock to officer for past
    services                                                 -               -                -               -             260,000
  Charge off of deferred offering costs                      -               -                -               -              36,480
  Charge off of long-lived assets due to
    impairmant                                               -               -                -               -              92,919
  Modification of royalty agreement                          -               -                -               -               7,332
  Gain on foreclosure                                        -               -                -               -             (18,697)
  (Increase) decrease in accounts receivable            57,244          (4,850)         277,315          (4,850)            (55,178)
  Decrease in employee advances                              -               -                -           1,433                   -
  (Increase) decrease in prepaid expense               109,166          (3,000)               -          (3,000)             (4,338)
  Loss on sale of equipment                                  -               -                -               -              12,780
  Issuance of common  stock for services               435,200          65,240        1,073,792         299,701           4,881,357
  Issuance of stock for agreement modification               -               -                -               -                 152
  Forgiveness of Indebtedness                                -               -                -               -             215,000
  Increase in accounts payable                               -               -                -               -                   -
    and accrued expenses                             1,445,505         250,522        1,283,944         264,047           1,167,036
  Increase in legal fees secured by note payable             -               -                -               -           1,481,895
  Increase interest accrued on notes payable            19,669          19,018           57,701         132,608             520,334
  Increase in research and development
     sponsorship payable                                     -               -                -               -             218,000
  (Increase) in note for litigation settlement               -               -                -               -             (25,753)
  (Increase) in deposits                                     -               -                -               -              (2,189)
                                                 --------------  --------------   --------------  --------------  ------------------
    TOTAL ADJUSTMENTS                                2,059,474         318,103        2,665,656         660,476          10,031,952
                                                 --------------  --------------   --------------  --------------  ------------------
  NET CASH USED IN
   OPERATING ACTIVITIES                               (280,455)        (90,607)        (519,922)       (453,366)         (3,735,357)
                                                 --------------  --------------   --------------  --------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of equipment                            -               -                -               -              10,250
  Purchase of property and equipment                         -               -          (29,608)              -            (266,472)
  Proceeds from sale of securities                           -               -                -               -             283,596
  Purchase of securities                                     -               -                -               -             (90,000)
  Proceeds from foreclosure                                  -               -                -               -              44,450
  Investment in joint ventures                               -               -                -               -            (102,069)
  Payment for license agreement                              -               -                -               -              (6,250)
                                                 --------------  --------------   --------------  --------------  ------------------

  NET CASH USED IN
   INVESTING ACTIVITIES                                      -               -          (29,608)              -            (126,495)
                                                 --------------  --------------   --------------  --------------  ------------------





                              See acompanying notes



MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
====================================================================================================================================


                                                                                                                    From Inception
                                                   For the Three Months Ended       For the Nine Months Ended     (October 21, 1983)
                                                         September 30,                    September 30,                Through
                                                      2002            2003             2002            2003       September 30, 2003
                                                 --------------  --------------   --------------  --------------  ------------------
                                                  (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)       (Unaudited)
                                                    Restated                         Restated

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                       $     166,850   $      44,610    $     797,430   $     184,951   $       3,086,419
  Issuance of stock in consolidated subsidiary               -           2,189                -           2,189               2,189
  Costs incurred in offerings                          (29,035)         (5,823)        (149,231)        (38,356)           (410,869)
  Sale of common stock warrants                              -               -                -               -              18,250
  Sale of preferred stock                                    -               -                -          64,500             323,000
  Sale of redeemable preferred stock                         -               -                -               -             150,000
  Capital contributions                                      -               -                -               -             301,068
  Purchase of treasury stock                                 -               -                -         (24,332)            (24,332)
  Payment on proposed reorganization                         -               -                -               -              (5,000)
  Loans  from  officer                                       -               -                -               -             778,805
  Repayments to officer                                      -               -          (29,700)              -            (542,379)
  Increase in  notes and loans payable                       -         120,000                -         130,000             302,069
                                                 --------------  --------------   --------------  --------------  ------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:           137,815         160,976          618,499         318,952           3,979,220
                                                 --------------  --------------   --------------  --------------  ------------------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                            (142,640)         70,369           68,969        (134,414)            117,368
BEGINNING BALANCE CASH AND
      CASH EQUIVALENTS                                 386,078          46,999          174,469         251,782                   -
                                                 --------------  --------------   --------------  --------------  ------------------
ENDING BALANCE CASH AND CASH
    EQUIVALENTS                                  $     243,438   $     117,368    $     243,438   $     117,368   $         117,368
                                                 ==============  ==============   ==============  ==============  ==================

































                             See accompanying notes

                           MATERIAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                   ------------------------------------------


Note 1. The accompanying consolidated financials statements include those of Material Technologies, Inc. and its wholly owned subsidiaries, Matech Aerospace, Inc. and Matech International Corp. These subsidiaries were formed in 2003 and had no activity since their inception.

          On September 15, 2003, the Company filed an amendment to its Articles of Incorporation increasing the number of Class A common stock it is authorized to issue to 549,400,000 and the number of Class B common shares it is authorized to issue to 600,000. Holders of Class A Common are entitled to one vote for each share held. Holders of Class B Common are entitled to 1000 votes for each share held.

          On September 23, 2003, the Company effected a 1000 for 1 reverse stock split of its Class A common stock and preferred stock. All equity accounts and related transactions included in the accompanying financial statements have been restated to reflect the reverse stock split as if it occurred at the beginning of each period presented.


Note 2. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2003, and the results of its operations and cash flows for the three-month and nine-months periods ended June September 30, 2002 and 2003. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.


Note 3. Financial statements for the quarter ended September 30, 2002 have been restated to reflect the value of shares issued for services at the quoted price of the shares at the time of issuance and for the 1000:1 reverse stock split as discussed above.


Note 4.   Accounting Policies

          Property and Equipment
          ----------------------

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

               Financial statement reporting - Straight-line method as follows:


               Machinery                                    5 years
               Computer equipment                           3-5 years
               Office equipment                             5 years

          Long-Lived Assets
          -----------------

          The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such circumstances, those assets are written down to estimated fair value. Long-lived assets consist primarily of fixed assets.

          Net Loss Per Share
          ------------------

          The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS") that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS.

          Accounting Estimates
          --------------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

          Fair Value of Financial Instruments
          -----------------------------------

          The Company estimates the fair value of its financial instruments at their current carrying amounts.

          Stock Based Compensation
          ------------------------

          For 1998 and subsequent years, the Company has adopted FASB Statement 123 which establishes a fair value method of accounting for its stock-based compensation plans. Prior to 1998, the Company used APB Opinion 25.

          Revenue Recognition
          -------------------

          During 2002, significantly all of the Company's revenue was derived from the Company's sub-contract with the United States Air Force relating to the further development of the Electrochemical Fatigue Sensor ("EFS"). Revenue on the sub-contract is recognized at the time services are rendered. The Company billed monthly for services pursuant to this sub-contract at which time revenue is recognized for the period that the respective invoice relates.

          All other income is reported in the period that the income was earned.

          Cash and Cash Equivalents
          -------------------------

          For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

          Income Taxes
          ------------

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


Note 5.   Long-term Debt

          On September 23, 2003, the Company issued 20,000,000 (post-split) shares of its Class A common stock and warrants to purchase 30,000,000 (post-split) Class A common shares at $.10 per share to seven investors in exchange for their assumption of indebtedness due by the Company to two attorneys for legal services totaling $1,583,129. In addition, on September 23, 2003 the Company issued 2,000,000 shares to the Company's same two attorneys l for a release of any claims that they might have against the Company for past services.

          Also on September 23, 2003, the Company entered into a financing agreement with Palisades Capital LLC, whereby Palisades agreed to loan the Company up to $1,500,000. The loan will be evidenced by a Senior Secured Convertible Debenture convertible at any time after March 30, 2004 into common stock at a rate of the lesser of $.10 per share or 50% of the average closing price of the common stock for the ten trading days prior to the date of conversion. The debenture bears interest at a rate of 10% per annum and matures on December 31, 2006, when any and all outstanding principal and accrued interest becomes due and payable. Accrued interest is paid out of, and only to the extent of positive earnings before taxes, interest, amortization and deprecation.

          The warrants to purchase 30,000,000 shares of the Company's Class A common vest in proportion to the amount of the debenture funded divided by $1,500,000. If the Company elects not to accept any additional advances prior to receiving $1,500,000, then all of the 30 million warrants automatically vest.

          At September 30, 2003, the balance due on the debenture amounted to $120,000 in principal and accrued interest of $98.

Note 6.   Transactions with Management

          On September 23, 2003, the Company issued to its President, Mr. Robert Bernstein 37,000,000 (post-split) shares of its Class A common stock and 300,000 shares of its Class B common shares in consideration for releasing all claims he had against the Company through September 24, 2003, which included accrued wages due him amounting to $320,000. As additional consideration for the shares received, Mr. Bernstein agreed to pay the Company $37,000 as evidenced by an unsecured promissory note, which is assessed interest at an annual rate of 6%. The $37,000 and accrued interest are due and payable on in September 23, 2006. The 37,000,000 shares received are subject to certain restrictions. During the quarter, the Company recognized past accrued compensation due Mr. Bernstein of $261,601, which was charged to operations, pursuant to a previous year's board resolution which authorized the accrual of Mr. Bernstein's salary at a rate of $150,000 a year. Pursuant to the resolution, the $30,000 a year difference between the $150,000 and amount of the $120,000 annual salary actually paid to Mr. Bernstein was deferred and payable to Mr. Bernstein at the discretion of the Board and was based upon the financial condition of the Company. During the quarter ended September 30, 2003, the Board authorized the payment of the deferred compensation through the issuance of the Company's stock.

          In connection with the $1,500,000 financing, Mr. Bernstein entered into a voting agreement and irrevocable proxy with Palisades Capital LLC. Under the terms of that agreement, in the event of a default, as defined in the debenture, if such default continuesd for more than thirty days after notice thereon, all Class B common shares that he owns at the time of default will be voted by a representative of Palisades, thus creating a change in control of the Company. The voting rights of the Class B shares remain with Mr. Bernstein until and during the occurrence of an event of default. So long as no event of default occurs or is occurring, Mr. Bernstein remains in voting control of the Company, and in all events, the Voting Agreement and Irrevocable Proxy terminate upon payment in full of all principal and accrued interest under the debenture.

          All amounts due the Company from Mr. Bernstein and Mr. Joel Freedman, a Director and corporate secretary, on subscriptions relating to prior purchases of common stock have also been reduced pursuant to the 1000 to 1 reverse stock split. At the time of the split, total subscriptions owed by them to the Company totaling $769,861 were reduced to $769. The difference of $ 769,092 was charged against additional paid-in capital.


Note 7.   Stock Activity

          During the quarter ended September 30, 2003, the Company received $38,787 net of offering costs in exchange for the issuance of 19,069 (post split) shares of its Class A common stock. In addition, during the quarter, the Company issued 5,760,000 (post split) shares of its Class A common stock for consulting services valued at $30,240. As discussed above, the Company also issued during the quarter, 20,000,000 (post split) shares in consideration for the assumption of indebtedness owed by the Company for past legal services amounting to $1,583,129 and issued 2,000,000 shares in consideration for the release of any potential claims that may exist against the Company for, among other things, past legal services. Also during the quarter, the Company issued 7,002,749 (post split) shares of common stock in connection with its Regulation S offering valued at $71,645, and issued 2,000,000 (post split) shares in consideration for certain capital-raising services on the Company's behalf. The shares issued for non-cash consideration were valued at their respective quoted market price at date of issuance.

          On July 31, 2003, the Company issued stock options priced at $.01 per share to two consultants for a number of shares equaling 15% of the issued and outstanding shares at the time the Company has increased its revenue by at least $5,000,000. The options expire in March 31, 2008.

          Also during the quarter, the Company granted to certain consultants and investors warrants to acquire up to 31,000,000 (post split) shares in consideration for certain consulting services and investments made to the Company.


Note 8.   Subsequent Events

          Effective October 1, 2003, the Company entered into an employment agreement with its President, under which the Company will pay him a monthly salary of $16,000, of which $6,000 is deferred. The deferred compensation becomes fully due and payable on March 31, 2005, or the date the Company reports at least $250,000 in earnings before deprecation and amortization in one quarter, whichever occurs sooner.

          Also effective October 1, 2003, the Company entered into a consulting agreement whereby the Company issued 5,760,000 shares of the Company's Class A common stock . The Company has the right to purchase such shares from the consultant at a purchase price of $.10 per share; provided, that the purchase right shall expire as to 160,000 shares on October 1, 2003, and an additional 160,000 shares on the 1st day of each month thereafter.

          The consultant shall also receive, upon the successful closing or acquisition by the Company of any business, corporation or division (a "Target") in which the consultant assisted with the introduction, consulting or advisory services, a fee of 10% of the total consideration paid in the acquisition or sale of such Target for consulting services. The Company, at its option, may pay these fees by issuance of restricted common stock or freely tradeable, registered common stock. Restricted common stock shall be issued at a rate equal to the lessor of (i) fifty percent (50%) of the market price of the Company common stock on the day prior to the closing date of a transaction which entitles the consultant to receive such fees, or
          (ii) $.50 per share. Freely tradable, registered common stock, pursuant to an effective and current registration statement, shall be issued at the rate equal to seventy percent (70%) of the market price of the Company's common stock on the day prior to the closing date of a transaction which entitles the consultant to receive such fees.

          Finally, the Company also issued to consultant or its designees a warrant to purchase up to an aggregate of 1,000,000 shares of common stock at an exercise price of $.10 per share, which vested immediately, and which may be exercised at any time.


Item 2.   Management's Discussion  and  Analysis  of  Financial  Conditions  and
--------------------------------------------------------------------------------
          Results of Operations
          ---------------------

     For the nine-months ended September 30, 2003 and 2002
     -----------------------------------------------------

     The Company had no sales during the nine-month period ended September 30, 2003 or during the nine-month period ended September 30, 2002.

     The Company did not generate any research and development revenue during the nine-months ended September 30, 2003 as compared to $461,323 during the first nine-months of 2002.

     Interest earned during the nine-months ended September 30, 2003 totaled $38,485 as compared to $36,057 earned during the same period in 2002. Earned interest consists mostly of accrued interest earned on promissory notes due from the Company's President and a director on stock purchased during the second quarter of 2000.

     During the nine-month period ended September 30, 2003 the Company incurred research and development costs of $118,410 as compared to $508,195 incurred in the same nine-month period in 2002. Of the $508,195 in development costs incurred in 2002, $440,201 relates to subcontract costs. The Company earned the full amount of its grant from the U.S. Air Force during the quarter ended June 30, 2002, but continued its product development during the third quarter of 2002. All of the research and development incurred in 2003 related to internal projects of Company.

     General   and   administrative   costs  were   $898,447   and   $3,112,156,
     respectively, for the nine-month periods ended September 30, 2003 and 2002.

     The major costs incurred during 2003, included officer's salary of $278,199 of which only $31,000 was paid in cash. Other expenses incurred during the nine-months ended September 30, 2003 included office salaries of $34,288, professional fees of $256,351, consulting fees of $201,664, travel of $17,257, telephone expense of $13,385, rent of $21,132, and office expense of $20,287.

     Of the $256,351 in professional fees, $ $124,851 was paid in cash or accrued and the remaining $131,500 was paid through the issuance of 8,650,000 (pre-split) (8,650 shares post split) shares of the Company's common stock. Of the $201,664 in consulting fees, $102,963 was paid in cash or accrued, and the remaining $98,701 was paid through the issuance of 7,764,864 (post split) shares of the Company's common stock.

     The major costs incurred during 2002, included officer's salary of $90,000 of which $33,000 was accrued, office salaries of $29,597, professional fees of $1,986,488, consulting fees of $850,750, travel of $38,290, telephone expense of $18,919, rent of $21,132, and office expense of $25,343.

     Of the $ $1,986,488 in professional fees, $1,481,895 is accrued and due to two attorneys in the settlement of the Beck matter. The Company's obligation to pay this fee was contingent upon the Company's earnings (See
     Note 5 to the financial statements). Also included are legal fees of $437,473 that were paid through the issuance of 9,072,100 (pre-split) ( 9,072 post split) shares of the Company's common stock.

     Of the $850,750 incurred in consulting fees, $631,099 was paid through the issuance of 9,033,918 (pre split) shares ( 9,034 post split) shares of the Company's common stock. Also included in consulting fees were the 1,000,000 (pre split) (1,000 post split) shares of the Company's common stock that were issued in full settlement to Stephen Beck. The 1,000,000 shares were valued at $30,000.

     Interest expense for the nine-months ended September 30, 2003 totaled $134,670 as compared to $61,807 incurred during the same nine-month period of 2002. The majority of interest incurred during the nine months of 2003 and 2002 relate to interest accruing on the Company's obligation to the University of Pennsylvania.

     For the three months ended September 30, 2003 and 2002
     ------------------------------------------------------

     The Company had no sales during the three-month period ended September 30, 2003 or during the three-month period ended September 30, 2002.

     The Company generated no revenue from the development contract during the three-months ended September 30, 2003; However during the quarter, the Company received notification that it would receive $11,730 from prior year's billing of which $6,880 was received during the three months. Previously, the Company set up a bad debt reserve in full for the hold back. The amounts receivable where offset against the charge off.

     The Company received its full award through its agreement with the U.S. Air Force during the quarter ended June 30, 2002 and had no revenue from the contract during the quarter ended September 30, 2002.

     During the three-month periods ended September 30, 2003 and 2002, the Company incurred approximately $16,695, and $123,932, respectively, in development costs. Of the $123,932 incurred in 2002, $54,580 was paid to subcontractors.

     General and administration costs were $361,969 and $2,206,049, respectively, for the three-month periods ended September 30, 2003 and 2002. The major expenses incurred in 2003, consisted of officer's salaries of $218,199 all of which was paid through the issuance of common shares. Other expenses incurred during the three-month period included office salaries of $9,715, consulting fees of $76,383, professional fees of $29,235, rent of $7,044, office expense of $7,827, telephone expense of $4,943, and travel expense of $4,871.

     Of the $76,383 incurred in consulting fees, $40,740 was paid through the issuance of 7,760,000 (post split) shares of the Company's common stock.

     The major expenses incurred in 2002, consisted of officer's salaries of $30,000, office salaries of $10,618, consulting fees of $392,658, professional fees of $1,714,479, rent of $6,411, office expense of $6,246, telephone expense of $5,236, and travel expense of $3,672.

     Of the $1,714,479 in professional fees, $1,481,895 is accrued and due to two attorneys in the settlement of the Beck matter. The Company's obligation to pay this fee is contingent upon the Company's earnings (See
     Note 2 to the financial statements). Also included are legal fees of $208,700 that were paid through the issuance of 7,005,000 (pre-split) shares (7,005 shares post-split) of the Company's common stock.

     Of the $392,658 incurred in consulting fees, $196,500 was paid through the issuance of 5,750,000 (pre-split) (5,750 post-split) shares of the Company's common stock. Also included in consulting fees were the 1,000,000 (pre-split) (1,000 shares post-split) shares of the Company's common stock that was issued in full settlement to Stephen Beck. The 1,000,000 shares were valued at $40,000.

     Interest expense for the three-months ended September 30, 2003 totaled $42,147 as compared to $21,095 incurred during the first nine-months of 2002.

     Liquidity and Capital Resources
     -------------------------------

     Cash as of  September  30,  2003  and 2002  were  $117,368,  and  $243,438, respectively. During 2003, the Company received $6,880 from the prior year's development contract, $184,951 through the issuance of 33,117 shares (post split) of Class A common stock, $24,100 through the issuance of 24 (post split) shares of the Company's Class A Preferred Shares, $40,400 through the issuance of the 4,050 (post split) shares of the Company's
     Class C Convertible shares, and $2,189 through the issuance of 43,750 shares of common stock of Matech Aerospace, Inc., an inactive corporation that was wholly owned by the Company prior to the issuance of the 43,750 shares. The Company holds 4,000,000 shares of the subsidiary's common stock. Of the $258,520 received, $460,246 was used in operations, $38,356 was used to pay offering expenses, and $24,332 was used to repurchase 997 (post split) shares of its common stock from investors.

     During 2002, the Company received $738,638 through its research contracts, $797,430 through the issuance of Company's common stock, $1,555 from interest earned on savings. Of the $1,537,623 received, $1,258,560 was used in operations, $29,608 was used in the purchase of equipment, $149,231 was used to pay offering expenses, and $29,700 was repaid to its President.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     n/a.


Part II.  Other Information
---------------------------

     Item 1.   Legal Proceedings
     ---------------------------

          None.


     Item 2.   Changes in Securities
     -------------------------------

     During the quarter ended September 30, 2003, the Company received $38,787 net of offering costs in exchange for the issuance of 19,069 shares (post split) of Class A common stock. In addition, during the quarter the Company issued 7,760,000 (post split) shares of Class A common for consulting services valued at $40,740, and 7,002,749 (post split) shares of Class A common were issued in connection with its Regulation S offering valued at $61,145. The Company also during the quarter issued 37,000,000 (post split) shares to its President for the cancellation of accrued compensation due him of $320,000 and a $37,000 note due the company The shares issued for non-cash consideration were valued at their respective quoted market price at date of issuance. Also during the quarter, the Company issued 20,000,000 (post split) shares of its Class A common stock in consideration of certain investors for their assumption of the $1,583,129 obligation due to two attorneys. In addition, the Company issued 2,000,000 (post split) shares of its common stock to the same two attorneys in exchange for the release of any claims which they might have against the Company. During the quarter, the Company also issued 2,000,000 shares (post split) of its Class A common stock for fees incurred relating to the $1,500,000 financing arrangement with Palasides, LLC.


     Item 3.   Defaults Upon Senior Securities
     -----------------------------------------

          None


     Item 4.   Submission of Matters to a Vote of Security Holders
     -------------------------------------------------------------


     Item 5.   Other Information
     ---------------------------


     Item 6.   Exhibits and Reports on Form 8-K
     ------------------------------------------

     Exhibits
     --------

     Number 31.1
     -----------
     Certifications  Pursuant to 18 U.S.C.  Section 1350 as Adopted  Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

     Number 32.1
     -----------
     Certification  Pursuant to 18 U.S.C.  Section  1350 as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.


     Reports on Form 8-K
     -------------------


     Item 7.   Controls and Procedures
     ---------------------------------

     Material Technologies, Inc. management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted within 90 days prior to the filing of this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer and Principal Financial Officer completed their evaluation


     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Material Technologies, Inc.
                           ---------------------------
                                   Registrant



                             /s/ Robert M. Bernstein
                    ----------------------------------------
                    Robert M. Bernstein, President and Chief
                                Financial Officer