Form 10KSB/A
period 2002-12-31
MATERIAL TECHNOLOGIES INC /CA/
filed 2004-01-21
CIK 1036668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10K/A2


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

As of March 20, 2003, there were 117,928,688 shares of common stock, $.001 par value issued and outstanding. In addition, At March 20, 2003, the Company held in reserve 101,342,800 of which 100,000,000 shares were held pursuant to the terms of the Company's Straight Documentary Credit (See Note 9i to the accompanying financial statements) and 1,342,800 shares were held in reserve pursuant to the terms of the settlement with a consultant (see Note 9j of the financial statements .


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


Another product currently under development is a videoscope, which comprises a fiber optic bundle and light source together with a working channel, through which certain non-destructive test sensors such as ultrasound and/or eddy current devices can be passed, to inspect visually or manually inaccessible regions of structures such as the interior of jet turbine engines.

The fiber optic bundle provides very clear video resolution, utilizing a video camera integrated in the videoscope handle. Images are then displayed on a monitor and can be recorded. The videoscope is derived from similar devices in wide use in medicine.


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


On January 22, 2003, we formed Matech International, Inc., a wholly owned subsidiary. On March 13, 2003, we formed another wholly owned subsidiary, Matech Aerospace, Inc..We formed Matech International for the purpose of granting it a comprehensive agreement that licenses all manufacturing and marketing rights to our products and technologies in all commercial markets outside of the Untied States in exchange for a royalty equal to 7 % of gross sales generated by the subsidiary. We formed Matech Areospace, Inc. for the purpose of granting it the same comprehensive license as we granted to International only Aerospace will be granted manufacturing and marketing rights within the United States in exchange for a7% royalty on all gross sales generated by it.


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


THE VIDEOSCOPE
--------------

Stress points are very often located in difficult-to-get-at places for humans. Therefore, it has become desirable to miniaturize the process and develop a means for delivery to inaccessible areas. The videoscope comprises a fiber optic bundle and light source together with a working channel through which certain non-destructive test sensors such as ultrasound and/or eddy current devices can be passed, to inspect visually or manually inaccessible regions of structures. The device as presently implemented has a maximum diameter of 6 mm (0.236 inches) and length of 1.5m (60 inches.). Contained within this diameter is a working channel of 2.8 mm (0.11 inches) diameter, through which proprietary eddy current or ultrasonic sensors may be passed and used to examine areas of interest.

The videoscope's uniqueness is its small diameter and its capability for applying multiple non-destructive test sensors. Developed to inspect internal components of fully assembled jet turbine engines using the existing inspection holes in assembled engine outer surfaces, it can be used to access remote areas of bridges and other structures to monitor fatigue and other cracks, permitting good visual access to otherwise inaccessible areas.


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


On January 22, 2002, the Company issued 40,000,000 shares of its common stock to Allied Boston pursuant to the terms of the Straight Documentary Credit as discussed in Note 9(i) to the financial statements.

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


On October 24, 2001, the Company issued 60,000,000 shares of its common stock to Allied Boston pursuant to the terms of the Straight Documentary Credit as discussed in Note 9(i) to the financial statements.


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


During 2001, we issued Dr. Laird 100,000 shares of our common stock which were valued at $18,800 for services rendered in connection with the development of our EFS.

During 2002, we issued Dr. Laird 234,959 shares of our common stock which were valued at $32,894 for services rendered in connection with the development of our EFS.


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


During 2001, we issued Mr. Schwartz 125,000 shares of our common stock which were valued at $16,250 for consulting services rendered in connection with our technology for bridges.

During 2002, we issued Mr. Schwartz 1,000,000 shares of our common stock which were valued at $30,000 for consulting services rendered in connection with our technology for bridges.


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


During 2002, we issued Mr.Simionescu 250,000 shares of our common stock which were valued at $67,500 for consulting services rendered in connection with our technology for bridges.


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


During 2002, we issued Ms. Manes 500,000 shares of our common stock which were valued at $17,500 for consulting services rendered in connection with the development of foreign markets for our products, when developed.for commercial application.


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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (SEE NOTE 11 TO
------------------------------------------------------------------------
FINANCIAL STATEMENTS.)
----------------------


In August, 1997, the Company's Board of Directors signed a resolution recognizing the Company's extreme dependence on the experience, contacts, and efforts of Mr. Bernstein and authorized to pay him a salary of $150,000 a year since 1991. In February 2001, the Company's Board of Directors authorized the issuance of 6,000,000 shares of its Common Stock to the Company's President for of past compensation due to Mr. Bernstein under this resolution. These shares were originally valued at $360,000 which represents the difference between the $150,000 a year and the compensation actually accrued during the years 1991 through 2000. However, the 6,000,000 shares have been revalued to $1,128,000 using the market price of the shares at date of issuance.


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


On December 18, 2002, the Company issued 13,000,000 shares of its common stock to its president in consideration for past services. The shares were issued under a 1997 Board resolution in which Mr. Bernstein's compensation was increased to $150,000 a year with $120,000 being paid presently with the remaining $30,000 a year being paid only when the Company was financially able to make such payments. As the Company's financial position has not improved, Mr. Bernstein agreed to take the accrued compensation in stock. The 13 million shares issued have been valued at $260,000. The sale and transferability of the shares are restricted for a three year period in which Mr. Bernstein must remain working for the Company. If he terminates his employment during this three year period, then the 13 million shares will be returned to the Company.

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
                                            =========      =========



     Depreciation charged to operations was $959, and $1,044, and $4,667, in 2000, 2001, and 2002, respectively. The Company's equipment has been pledged as collateral on the agreement with Advanced Technology Center (See
     Note 9(b)).



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


          ** The Company granted 12% royalties on sales from sublicensing. These royalties are also limited to specific rates of return as discussed in Note 9(b) and (c) above.



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

Note 14. Adjustments to Prior Periods
-------------------------------------


     For the years 2000 and 2001, the Company changed its method in determining the value of the shares of stock it issued for non-monetary consideration to the quoted market price of the shares on date of issue. In addition, in 2001, the Company changed the life of its license for amortization purposes to 17 years. The adjustments are a result of correction of an error. The following is a reconciliation of net loss as restated for the 2000 and 2001 two years.


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