Form 10-K
period 2003-12-31
MATERIAL TECHNOLOGIES INC /CA/
filed 2004-04-09
CIK 1036668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K
                                    --------
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                        Commission file number - 33-23617
                                                 --------

                           MATERIAL TECHNOLOGIES, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              95-4622822
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Suite 707, 11661 San Vicente Boulevard,
        Los Angeles, California                                    90049
----------------------------------------                         ----------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]  No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 16, 2004, was $63,907,721 based on the average of the bid and asked prices of $3.10 as reported by the Over The Counter Electronic Bulletin Board on such date.

As of March 16, 2004, there were 67,551,934 shares of common stock, $.001 par value issued and outstanding.

As of March 16, 2004, there were 600,000 shares of Class B Common Stock, $.001 par value issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

List hereunder the following documents incorporated by reference and the part ofthe Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

There is no annual report, proxy statement, or prospectus to incorporate by reference.

The S-1 Registration Statement for Material Technologies, Inc., effective July 31, 1997 with exhibits is incorporated by reference. The SB-2 Registration Statement and related amendment filed on February 7, 2002, for Material Technologies, Inc., with exhibits is also incorporated by reference

     Cautionary Statement Pursuant to Safe Harbor Provisions of the Private
     ----------------------------------------------------------------------
                    Securities Litigation Reform Act of 1995
                    ----------------------------------------

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto, appearing elsewhere herein. Statements in this Form 10-K that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations, including those contained in "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosure about Market Risk," or relating to the Company's outlook for fiscal year 2004, overall volume and pricing trends or strategies and their anticipated results, are "forward-looking" statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "expects," "anticipates," "approximates," "believes," "estimates," "intends," and "hopes" and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to the other factors noted with such forward-looking statements, include (but are not limited to): general economic conditions in the Company's market, including inflation, recession, interest rates and other economic factors; casualty to or other disruption of the Company's facilities and equipment; and other factors that generally affect the transportation and infrastructure industries.


                                     PART I
                                     ------
                           MATERIAL TECHNOLOGIES, INC.
                           ---------------------------

ITEM 1.  BUSINESS
-----------------

We are engaged in research and development of metal fatigue detection, measurement, and monitoring technologies. As such, we are developing several monitoring devices for metal fatigue detection and measurement. We are a development stage company doing business as Tensiodyne Scientific Corporation.

Our efforts are dedicated to developing devices and systems that indicate the true fatigue status of a metal component. We have developed two products, with a third product now in the last stages of its development. The first is a small, extremely simple device that continuously integrates the effect of fatigue loading in a structural member, called a Fatigue Fuse. The second is an instrument that detects very small cracks in metals, The Electrochemical Fatigue Sensor. It has demonstrated that it can detect cracks, in the laboratory, as small as 10 microns (0.0004 inches), which is smaller than any other practical crack detection technology, as acknowledged by the United States Air Force and confirmed by Rockwell Scientific Corporation.

These two devices are pioneering technology in the fatigue field that we believe provide cutting-edge solutions in materials technology. We hold the patents on the Fatigue Fuse and license the technology on the Electrochemical Fatigue Sensor from the University of Pennsylvania

Another product currently under development is the Company's "Matech NDT Probe(TM) ("Videoscope"), which provides visual access and simultaneously, certain non-destructive test sensors to remote locations. It comprises a video detecting element and light source together with a working channel, through which certain non-destructive test sensors such as ultrasound and/or eddy current devices can be passed, to inspect visually or manually inaccessible regions of structures such as the interior of jet turbine engines.

The detecting element provides very clear video resolution; images are displayed on a monitor, and can be recorded. The Videoscope is derived from similar devices in wide use in medicine.

Its uniqueness is its small diameter and its capability for applying multiple sensors. Developed to inspect internal components of fully assembled jet turbine engines using the existing inspection holes in assembled engine outer surfaces, it can be used to access remote areas of bridges and other structures to monitor fatigue and other cracks, permitting good visual access to otherwise inaccessible areas.

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

As of December 31, 2003, our investments in our subsidiary companies represented less than 10% of our total assets. We have controlling interests in each of our subsidiary companies and members of our management also serve as officers and directors of each subsidiary. The following is a list of our subsidiary companies as of December 31, 2003, with a brief description of their business:

Integrated Metal Technologies
-----------------------------

On January 1, 2003 the Company formed Integrated Metal Technologies, Inc., a Delaware corporation "IMT". The Company owns 51% of the outstanding shares of IMT and the remaining 49% of the outstanding shares are owned by Austin Tech, LLC, a Texas limited liability company. IMT was initially capitalized with two separate technology license agreements. The first technology license agreement is by and between the Company and IMT. That license provides for the use by IMT of certain proprietary technology for measuring microscopic fractures in metal structures and monitoring metal fatigue using miniature low-cost, state-of-the-art devices. The license is further restricted to only those applications in which the technology can be used in combination with, simultaneously or as an integral part of certain technologies developed or provided by Austin Tech, LLC, a Texas limited liability company. Additionally, the license further restricts use of the technology in only the following markets: a) bridges, b) tunnels, c) tank farms, and d) railroads. The Company granted IMT an exclusive, royalty free license to use this technology in the countries of Mexico, Brazil, United States of America, Lebanon, Saudi Arabia, Argentina, United Arab Emirates, Jordan, Qatar, Kuwait, Egypt, Canada, Norway, Sweden, Finland, Denmark and Iceland. The license expires on January 1, 2005 ("Term"), unless earlier terminated in accordance with its terms.

The second technology license agreement is by and between IMT and Austin Tech, LLC, a Texas limited liability company. That license provides for the use by IMT of certain proprietary technology for wireless data acquisitions and delivery.

At the present time there is no activity in IMT and the Company does not anticipate nor reasonably foresee any business activity in IMT in the near future.

Matech International, Inc.
--------------------------

On January 22, 2003 the Company formed Matech International, Inc., a Nevada corporation "International". International was formed as a wholly owned subsidiary of the Company to advertise, market and sell the Company's videoscope technology which is presently utilized in the inspection of stress and crack points in turbine engines on the wings of airplanes. The Company granted International an exclusive, royalty free license to use the Company's technologies in the countries of Mexico, Brazil, United States of America, Lebanon, Saudi Arabia, Argentina, United Arab Emirates, Jordan, Qatar, Kuwait, Egypt, Canada, Norway, Sweden, Finland, Denmark and Iceland. The license expires on January 1, 2005 ("Term"), unless earlier terminated in accordance with its terms.

The license is further restricted to only those applications in which the technology can be used in combination with, simultaneously or as an integral part of certain technologies developed or provided by Austin Tech, LLC, a Texas limited liability company. Additionally, the license further restricts use of the technology in only the following markets: a) bridges, b) tunnels, c) tank farms, and d) railroads.

At the present time there is no activity in International and the Company does not anticipate nor reasonably foresee any business activity in International in the near future.

Matech Aerospace, Inc.
----------------------

On March 13, 2003 the Company formed Matech Aerospace, Inc., a Nevada corporation "Aerospace" with a capital contribution of $5,000. Aerospace was formed as a wholly owned subsidiary of the Company to advertise, market and sell all manufacturing and marketing rights to the Company's products and technologies in all commercial markets within the United States. The Company granted Aerospace an exclusive license to advertise, market and sell all manufacturing and marketing rights to the Company's products and technologies in all commercial markets within the United States in exchange for a seven percent (7%) royalty on all gross sales generated by Aerospace.

The purposes of forming these subsidiaries is to 1) segregate the different technologies into distinct entities and 2) to award equity based compensation to employees and consultants in the further development of the related technologies.


THE COMPANY'S TECHNOLOGIES
--------------------------

THE FATIGUE FUSE
----------------

The Fatigue Fuse is designed to be affixed to a structure to give warnings as pre-selected portions of the fatigue life have been used up (i.e., how far to failure the structure has progressed). It warns against a condition of widespread generalized cracking due to fatigue.

The Fatigue Fuse is a thin piece of metal similar to the material being monitored. It consists of a series of parallel metal strips connected to a common base, much as fingers are attached to a hand. Each "finger" has a different geometric pattern, called "notches," defining its boundaries. Each finger incorporates an application-specific notch near the base. By applying the laws of physics to determine the geometric contour of each notch, the fatigue life of each finger is finite and predictable. When the fatigue life of a finger
(Fuse) is reached, the Fuse breaks.

By implementing different geometry for each finger in the array, different increments of fatigue life are observable. Typically, notches will be designed to facilitate observing increments of fatigue life of 10% to 20%. By mechanically attaching or bonding these devices to different areas of the structural member of concern, the Fuse undergoes the same fatigue history (strain cycles) as the structural member. Therefore, breakage of a Fuse indicates that an increment of fatigue life has been reached for the structural member. The notch and the size and shape of the notch concentrate energy on each finger. The Fuse is intimately attached to the structural member of interest. Therefore, the Fuse experiences the same strain and wear history as the member. Methods are available for remote indication of Fuse fracturing.

We believe that the Fatigue Fuse is of value in monitoring aircraft, ships, bridges, conveyor systems, mining equipment, cranes, etc. No special training is needed to qualify individuals to report any broken segments of the Fatigue Fuse to the appropriate engineering authority for necessary action. The success of the device is contingent upon our successful marketing of the Fatigue Fuse, and no assurance can be given that we will be able to overcome the obstacles relating to introducing a new product to the market. To implement our ability to produce and market the Fatigue Fuse, we need substantial additional capital and no assurance can be given that this needed capital will be available.

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

THE ELECTROCHEMICAL FATIGUE SENSOR ("EFS")
------------------------------------------

The EFS is a device that employs the principle of electrochemical/mechanical interaction to find cracks. It is an instrument that detects very small cracks and has the potential to determine crack growth rates. The Electrochemical Fatigue Sensor has demonstrated in the laboratory that it can detect cracks as small as 10 microns (0.0004 inches), which is smaller than any other practical technology, as acknowledged by the United States Air Force and Rockwell Scientific Corporation. We believe that nothing comparable to this instrument currently exists in materials technology.

The EFS functions by treating the location of interest (the target) associated with the structural member as an electrode of an electrochemical cell. By imposing a constant voltage-equivalent circuit as the control mechanism for the electrochemical reaction at the target surface, current flows as a function of stress action. The EFS is always a dynamic process; therefore stress action is required, e.g. to measure a bridge structural member it is necessary that cyclic loads be imposed, as normal traffic on the bridge would do. The results are a specific set of current waveforms and amplitudes that characterize and indicate fatigue damage i.e., fatigue cracks.

MATECH NDT PROBE(TM) (VIDEOSCOPE)
---------------------------------

Critical stress points are very often located in difficult-to-get-at places. Therefore it has become desirable to miniaturize the process and develop a means for delivery of test sensors to inaccessible areas. The Videoscope comprises a video detecting element and light source together with a working channel through which certain non-destructive test sensors such as ultrasound and/or eddy current devices can be passed, to inspect visually or manually inaccessible regions of structures. The device as presently implemented has a maximum diameter of 12 mm (0.472 inches) and length of 1.5m (60 inches.). Contained within this diameter is a working channel of 2.8 mm (0.11 inches) diameter, through which proprietary eddy current or ultrasonic sensors may be passed and used to examine areas of interest.

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


DEVELOPMENT OF OUR TECHNOLOGIES
-------------------------------

Currently, the Company's primary focus is on the development and commercialization of the EFS and Videoscope. Due to the Company's limited resources, efforts in the development and testing of the Fatigue Fuse have been delayed.

Status of the Fatigue Fuse
--------------------------

The development and application sequence for the Fatigue Fuse and EFS is (a) basic research, (b) exploratory development, (c) advanced development, (d) prototype evaluation, (e) application demonstration, and (f) commercial sales and service. The Fatigue Fuse came first. The inventor, Professor Maurice Brull, conducted the basic research at the University of Pennsylvania. We conducted the advanced development, including variations of the adhesive bonding process, and fabricating a laboratory-grade remote recorder for finger separation events that constitute proper functioning of the Fatigue Fuse. The next step, prototype evaluation, encompasses empirical tailoring of Fatigue Fuse parameters to fit the actual spectrum loading expected in specific applications, and needs to be done. The tests associated with further development of the Fatigue Fuse include full-scale structural tests with attached Fatigue Fuses. A prototype of the Fatigue Fuse has been designed, fabricated, and successfully demonstrated. The next tasks will be to prepare an analysis for more efficient selection of Fatigue Fuse parameters and to conduct a comprehensive test program to prove the ability of the Fatigue Fuse to accurately indicate fatigue damage when subjected to realistically large variations in measuring stresses and strains in fatiguing metal. The final tasks prior to marketing will be an even larger group of demonstration tests.

The Fatigue Fuse is at its final stages of testing and development. To begin marketing the Fatigue Fuse, it is the Company's belief that it will take from six to 12 months and cost approximately $600,000, including technical and beta testing and final development. If testing, development, and marketing are successful, we estimate we should begin receiving revenue from the sale of the Fatigue Fuse within a year of completing development of the Fatigue Fuse. However, we cannot estimate the amount of revenue that may be realized from sales of the Fuse, if any.

To date, certain organizations have included our Fatigue Fuse in test programs. We have already completed the tests for welded steel civil bridge members conducted at the University of Rhode Island. In 1996, Westland Helicopter, a British firm, tested the Fatigue Fuse on Helicopters. That test was successful with the legs of the Fatigue Fuses failing in sequence as predicted.

The Fatigue Fuse has been at this stage for the past several years as the Company has not had the necessary financial resources to finalize its development and commence marketing. At the present time the Company has elected to defer future development of the Fatigue Fuse and apply its resources to pursue the EFS technology and the videoscope.

Status of the EFS
-----------------

The existence of very small cracks can be determined by EFS, and in this regard it appears superior in resolution to other current non-destructive testing techniques. It has succeeded in regularly detecting cracks as small as 40 microns in a titanium alloy, in a laboratory environment, as verified by a scanning electronic microscope, and has proven to be capable of detecting cracks down to 10 microns, as acknowledged by the Materials Laboratory at Wright Patterson Air Force and confirmed by evaluations at Rockwell Scientific Corporation. This is much smaller than the capability of any other practical non-destructive testing method for structural components. There is also a vast body of testing supporting successful use of this technology with selected aluminum alloys. Additional testing is required to verify EFS' crack detection capabilities under various industrial environments which are representative of actual structures in the field, like a highway bridge or aircraft fuselage. The Company continues to seek out real world test sites to complete this part of the development process.

In October 2003 we were awarded a $215,000 contract from Northrop/Grumman Corporation to apply EFS in an experimental program to evaluate long term sensing of fatigue damage in military vehicles and aircraft.

Status of the Matech NDT Probe(TM) (Videoscope)
-----------------------------------------------

The Company had a working prototype model of its Videoscope manufactured and is in the process of demonstrating it to potential customers. At the present time, there can be no assurance that the technology represented by the Videoscope will be accepted in the market place.


COMMERCIAL MARKETS FOR OUR PRODUCTS AND TECHNOLOGIES
----------------------------------------------------

No commercial application of our products has been arranged to date, but we believe it can be applied to certain markets. Our technology is applicable to many market sectors such as bridges and aerospace as well as ships, cranes, power plants, nuclear facilities, chemical plants, mining equipment, piping systems, and heavy iron.

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

OUR PATENT PROTECTIONS
----------------------

We are the assignee of four patents originally issued to Tensiodyne Corporation. The first was issued on May 27, 1986, and expired on May 27, 2003. It is titled "Device for Monitoring Fatigue Life" and bears United States Patent Office Numbers 4,590,804. The second patent, titled "Metal Fatigue Detector" was issued on August 24, 1993 and expires on August 24, 2010, United States Patent Number 5,237,875. The third patent, titled "Device for Monitoring the Fatigue Life of a Structural Member and a Method of Making Same," was issued on June 14, 1994 and expires on June 14, 2011, United States Patent Number 5,319,982. In addition, we own a fourth patent, titled "Device for Monitoring the Fatigue Life of a Structural Member and a Method of Making Same," which was issued June 20, 1995, United States Patent Number 5,425,274, and expires June 20, 2012. Effective as of December 31, 2003 the Company was assigned all rights under the patent application relating to the Videoscope.


OUR PATENTS ARE ENCUMBERED
--------------------------

The patents described in the preceding section are pledged as collateral to secure the repayment of loans extended to us or indebtedness that we currently owe. On August 30, 1986, we entered into a funding agreement with the Advanced Technology Center, whereby ATC paid $45,000 to us for the purchase of a royalty of 3% of future gross sales and 6% of sublicensing revenue. The royalty is limited to the $45,000 plus an 11% annual rate of return. At December 31, 2002, and 2003 , the future royalty commitment was limited to $252,136 and $279,871, respectively. The payment of future royalties is secured by equipment we use in the development of technology as specified in the funding agreement, however, no lien against our equipment or our patents in favor of ATC vests until we generate royalties from product sales.

On May 4, 1987, we entered into a funding agreement with ATC whereby ATC provided $63,775 to us for the purchase of a royalty of 3% of future gross sales and 6% of sublicensing revenue. The agreement was amended August 28, 1987, and as amended, the royalty cannot exceed the lesser of (1) the amount of the advance plus a 26% annual rate of return or, (2) total royalties earned for a term of 17 years. As with our first agreement with ATC, no lien or encumbrance against our assets, including our patents, vests in favor of ATC until we generate royalties from product sales. If we were to default on these payments to ATC, our obligations relating to these agreements then become secured by our patents, products and accounts receivable. At December 31, 2002, and 2003, , the total future royalty commitments, including the accumulated 26% annual rate of return, were limited to approximately $3,070,680 and $3,869,057, respectively.

On May 27, 1994, we borrowed $25,000 from Sherman Baker, one of our shareholders. We gave Mr. Baker a promissory note due May 31, 2002 and we pledged our patents as collateral to secure the repayment of this note. As of the date of this prospectus, there is a first priority security interest in our patents as collateral for the repayment of the amounts we owe to Mr. Baker. As additional consideration for this loan, we granted to Mr. Baker, a 1% royalty interest in the fatigue fuse and a 0.5% royalty interest in the Electrochemical Fatigue Sensor. We are in default of the repayment terms of the note held by Mr. Baker, and at December 31, 2003, we owe Mr. Baker approximately $50,000 in principal and accrued interest. Mr. Baker has not taken any action to foreclose his interest in the collateral and we are in discussions with Mr. Baker, with the expectation that we will cure any default in the note he holds and avoid any foreclosure of his security interest held in our patents. We believe, that although we have not yet cured our defaults on the loans to Mr. Baker, our current communications with him suggest that Mr. Baker does not have the present intention of foreclosing on the patents as collateral or the pursuit of legal action against us to collect the balance due under our note.


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


ITEM 2.  PROPERTIES
-------------------

The Company leases an office at 11661 San Vicente Blvd., Suite 707, Los Angeles, California, 90049. The space consists of 830 square feet and will be adequate for the Company's current and foreseeable needs. The total rent is payable at $2,348 per month on a month to month basis. Either party may cancel the lease on 30 days notice.

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

NONE.


                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

The Company's common stock is traded on the Over-the-Counter Electronic Bulletin Board maintained by the NASD ("Bulletin Board"). Its symbol is MTNA.

From January 2002 through December 31, 2003 Matech's Common Stock was quoted between a low bid of $.003 per share and a high bid of $2.70 per share on the Bulletin Board. Such over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions. The major reason for the severe difference between the low and high bid prices during the year was the Company's 1,000:1 reverse stock split which came into effect on September 23, 2003. The following chart shows the high and low bid prices per share per calendar quarter from January 2002 to December 2003.

                             High Bid Price       Low Bid Price

First Quarter  2002             $.27  *              $.10   *
Second Quarter 2002             $.10  *              $.07   *
Third Quarter  2002             $.02  *              $.02   *
Fourth Quarter 2002             $.015 *              $.015  *
First Quarter  2003             $.024 *              $.006  *
Second Quarter 2003             $.016 *              $.008  *
Third Quarter  2003             $1.90 **             $.003  *
Fourth Quarter 2003             $2.70 **             $1.80  *


*    Price prior to September 23, 2003 1000:1 reverse stock split.
**   Price after September 23, 2003 1000:1 reverse stock split.

On March 16, 2004, there were 987 holders of record of the Company's common stock and one holder of its Class B common stock. Our Class B common stock is not quoted on the Bulletin Board.

No dividends on any of the Company's shares were declared or paid during the years 2002 or 2003, nor are any dividends contemplated in the foreseeable future.

At various times during the years 2002 and 2003, the Company issued common stock to various persons which issuances we believe to be exempt from registration under Section 4(2) of the Securities Act of 1933 or under Regulation D promulgated under the Securities Act of 1933, and comparable state law exemptions. Each and every such person that received shares of our common stock had a pre-existing relationship with Matech and has been associated with the Company in some way, is sophisticated in investment and financial matters, and is familiar with the Company, its business, and its financial position.


COMMON STOCK ISSUANCES
----------------------

The number of shares issued by the Company as discussed below have been restated to reflect the Company's September 23, 2003, 1,000:1 reverse stock split as if the stock split took place at the beginning of each period presented.

2004
----

On January 7, 2004, the Company issued 25,000 Class A common shares to the Company's executive secretary. The shares are subject to a three-year lock up agreement.

On February 11, 2004, the Company issued 250,000 Class A common shares of its common stock through the conversion of 250,000 shares of Class C Preferred stock.

On February 12, 2004, the Company issued 500,000 Class A common shares to a consultant for services rendered in connection with Matech Aerospace and for the overseeing the design, utilization, and marketing of the Videoscope. The shares are subject to a three-year lock up agreement.

On February 12, 2004, the Company issued 50,000 Class A common shares to a consultant for services rendered in connection with Matech Aerospace and the design and utilization of the Videoscope. The shares are subject to a three-year lock up agreement.

On February 12, 2004, the Company issued 25,000 Class A common shares to its outside accountant as payment towards last years' accounting fees. The shares are subject to a three-year lock up agreement.

On March 16, 2004, the Company issued 25, 000 shares of its Class A common stock to a consultant for services rendered in the connection with the development of the Electrochemical Fatigue Sensor for use on bridges.

2003
----

On January 6, 2003, the Company issued 500 shares of its Class A common stock for financial consulting services including searching on behalf of the Company for additional equity capital.

On January 8, 2003, the Company issued 3,000 shares of its Class A common stock for legal services in connection with its aborted SB-2 registration statement.

On January 24, 2003, the Company issued 313 shares of its Class A common stock for consulting services in connection with Company public relations.

On February 4, 2003, the Company issued 787 shares of its Class A common stock through its Regulation S offering.

On February 12, 2003, the Company issued 2,550 shares of its Class A common stock for services rendered in connection with its Regulation S offering.

On March 4, 2003, the Company issued 1,500 shares of its Class A common stock for legal services in connection with its aborted SB-2 registration statement.

On March 10, 2003, the Company issued 500 shares of its Class A common stock through its Regulation S offering.

On March 11, 2003, the Company issued 260 shares of its Class A common stock to Mr. Stephen Beck pursuant to the anti-dilution provisions of his settlement agreement.

On March 11, 2003, the Company issued 1,500 shares of its Class A common stock for legal services in connection with its aborted SB-2 registration statement.

On March 11, 2003, the Company issued 300 shares of its Class A common stock for financial consulting services in connection with seeking potential funding for the Company.

On March 26, 2003, the Company issued 250 shares of its Class A common stock for consulting services in connection with the Company's research and development efforts.

On March 28, 2003, the Company issued 8,261 shares of its Class A common stock through its Regulation S offering.

On April 11, 2003, the Company issued 4,242 shares if its Class A common stock to the University of Pennsylvania pursuant to the anti-dilution provision in its license agreement.

On April 15, 2003, the Company issued 250 shares of its Class A common stock for marketing services relating to the EFS.

On April 15, 2003, the Company issued 1,000 shares of its Class A common stock each to Messrs. Goodman and Berks for consulting services in connection with the Company's research and development efforts.

On April 21, 2003, the Company issued 500 shares of its Class A common stock to one of its advisory board members for services rendered in connection with proposed marketing of the Videoscope in overseas markets.

On April 21, 2003, the Company issued 171 shares of its Class A common stock for consulting services rendered in connection with its research and development efforts.

On April 21, 2003, the Company issued 1,180 shares of its Class A common stock for services rendered in connection with its Regulation S offering.

On April 29, 2003, the Company issued 3,000 shares of its Class A common stock through its Regulation S offering.

On May 8, 2003, the Company issued 250 shares of its Class A common stock through its Regulation S offering.

On May 20, 2003, the Company issued 150 shares of its Class A common stock for advising the Company as to potential sources of government research and development contracts and/or grants in regards to Company's technologies.

On May 27, 2003, the Company issued 2,000 shares of its Class A common stock for consulting services relating to research and development on the EFS.

On May 30, 2003, the Company issued 500 shares of its Class A common stock to an advisory member for consulting services in connection with seeking potential bridge projects.

On June 10, 2003, the Company issued 1,650 shares of its Class A common stock for legal services in connection with general corporate matters.

On June 12, 2003, the Company issued 1,000 shares of its Class A common stock to an attorney firm for amounts due them.

On June 20, 2003, the Company issued 2,000 shares of its Class A common stock to Mr. William Berks for consulting services in connection with the Company's research and development efforts.

On July 11, 2003, the Company issued 500 shares of its Class A common stock through its Regulation S offering.

On July 31, 2003, the Company issued 1,250 shares of its Class A common stock through its Regulation S offering.

On August 18, 2003, the Company issued 31 shares of its Class A common stock and 12,500 shares of Matech Aerospace common stock through its for Regulation S offering.

On August 18, 2003, the Company issued 625 shares of its Class A common stock through its Regulation S offering.

On August 20, 2003, the Company issued 500 shares of its Class A common stock through its Regulation S offering.

On August 27, 2003, the Company issued 2,257 shares of its Class A common stock for services rendered in connection with its Regulation S offering.

On September 4, 2003, the Company issued 100 shares of its Class A common stock through its Regulation S offering.

On September 16, 2003, the Company issued 62 shares of its Class A common stock and 25,000 shares of Matech Aerospace common stock through its for Regulation S offering.

On September 22, 2003, the Company issued 492 shares of its Class A common stock for services rendered in connection with its Regulation S offering.

On September 23, 2003, the Company issued 22,000,000 shares of Class A common stock in consideration for the assumption of the obligation due by the Company to two attorneys in the amount of $1,583,128.

On September 23, 2003, the Company issued its President 32,000,000 shares of its Class A Common Stock and 300,000 shares of Class B Common Stock for past services rendered pursuant to an Accord, Satisfaction and Mutual Release in which Mr. Bernstein released all claims he had against the Company that arose prior to September 24, 2003, including past services rendered in excess of compensation paid

On September 23, 2003, the Company issued 5,000,000 shares of its Class A common stock to its President in consideration for a promissory note totaling $50,000.

On September 23, 2003, the Company issued 7,000,000 shares of its Class A common stock for services rendered in connection with its Regulation S offering.

On September 26, 2003, the Company issued 16,000 shares of its Class A common stock and 6,250 shares of Matech Aerospace common stock through its Regulation S offering.

On September 26, 2003, the Company issued 2,000,000 shares of its Class A common stock for services rendered in connection with seeking funding for the Company.

On September 29, 2003, the Company issued 5,760,000 shares of its Class A common stock for services rendered pursuant to a consulting agreement.

On November 12, 2003, the Company issued 30 shares of its Class A common stock and 12,000 shares of Matech Aerospace common stock through its Regulation S offering.

On December 11, 2003, the Company issued 80 shares of its Class A common stock and 32,000 shares of Matech Aerospace common stock through its Regulation S offering.

On December 17, 2003, the Company issued 3,750 shares of its Class A common stock for services rendered in connection with the development of the Electrochemical Fatigue Sensor.

On September 24, 2003, the Company adopted the 2003 Stock Option, SAR and Stock Bonus Consultant Plan and reserved 10,000,000 shares of its common stock for distribution under the plan. Eligible Plan participants include independent consultants. The option price per share is determined by Committee and will be no less than 85% of the fair market value of a share of common stock at date of grant. Options granted under the plan are not exercisable within 6 months from date of grant and expire five years from date of grant. The plan terminates on September 24, 2006. During 2003, there were no options issued under the plan.

2002
----

On January 11, 2002, the Company issued 14 shares through its Regulation S offering.

On January 11, 2002, the Company issued a consultant 20 shares of its Class A common stock for services rendered in connection with the development of the Company's business plan.

On January 22, 2002, the Company issued 40,000 Class A shares of its common stock to Allied Boston pursuant to the terms of the Straight Documentary Credit as discussed in Note 9(g) to the financial statements. These shares were subsequently returned to the Company on June 25, 2003 and cancelled.

On January 25, 2002, the Company issued 239 shares of its Class A common stock through its Regulation S offering.

On January 29, 2002, the Company issued 200 shares of its Class A common stock through its Regulation S offering.

On January 30, 2002, the Company issued a consultant 15 shares of its Class A common stock for services rendered in connection with the Company's attempt to seek equity capital.

On February 4, 2002, the Company issued 71 of its Class A common stock shares through is Regulation S offering.

On February 14, 2002, the Company issued 300 shares of its Class A common stock through its Regulation S offering.

On February 13, 2002, the Company issued 4 shares its Class A common stock for assistance in legal research in connection with the Company's technologies.

On February 14, 2002, the Company issued a consultant 400 shares of its Class A common stock for services rendered in connection with Company `s search for funding.

On February 14, 2002, the Company issued 606 shares of its Class A common stock through its Regulation S offering.

On February 19, 2002, the Company issued 40 shares of its Class A common stock through its Regulation S offering.

On February 21, 2002, the Company issued 195 shares of its Class A common stock through its Regulation S offering.

On February 25, 2002, the Company issued 113 shares of its Class A common stock through its Regulation S offering.

On February 26, 2002, the Company issued 20 of its Class A common stock shares through its Regulation S offering.

On February 27, 2002, the Company issued 198 shares of its Class A common stock through its Regulation S offering.

On March 1, 2002, the Company issued 150 shares of its Class A common stock through its Regulation S offering.

March 4, 2002, the Company issued its executive assistant 25 shares of its Class A common stock for services rendered.

March 4, 2002, the Company issued 200 shares of its Class A common stock for consulting services rendered in connection with the development of the Company's business plan.

March 4, 2002, the Company issued to 50 shares of its Class A common stock for consulting services rendered in connection with the Company's attempt at finding sources of capital.

March 4, 2002, the Company issued to 50 shares of its Class A common stock for cost accounting services in connection with the Company's government contracts.

March 4, 2002, the Company issued to 100 shares of its Class A common stock for services rendered in connection with Company's public relations.

March 4, 2002, the Company issued to 250 shares of its Class A common stock to an advisory board member for services rendered relating to the adoption of the Company's technology for utilization on bridges and other infrastructure.

On March 5, 2002, the Company issued 190 shares of its Class A common stock through its Regulation S offering.

On March 6, 2002, the Company issued 631 shares of its Class A common stock through its Regulation S offering.

On March 8, 2002, the Company issued 16 shares of its Class A common stock through its Regulation S offering.

On March 13, 2002, the Company issued 54 shares of its Class A common stock through its Regulation S offering.

On March 15, 2002, the Company issued 150 shares of its Class A common stock for consulting services rendered in connection with the Company's investigation into obtaining government grants or contracts utilizing its technologies..

On March 15, 2002, the Company issued 78 shares of its Class A common stock through its Regulation S offering.

On March 18, 2002, the Company issued 150 shares of its Class A common stock for consulting services rendered. in connection with the Company's attempt at finding sources of capital

On March 18, 2002, the Company issued 5 shares of its Class A common stock for services rendered in connection with its Regulation S offering.

On March 19, 2002, the Company issued to 125 shares of its Class A common stock for legal services rendered in connection with general corporate matters.

On March 19 2002, the Company issued 597 shares of its Class A common stock through its Regulation S offering.

On March 20 2002, the Company issued 49 shares its Class A common stock through its Regulation S offering.

On March 21 2002, the Company issued 150 shares its Class A common stock through its Regulation S offering.

On March 25 2002, the Company issued 24 shares its Class A common stock through its Regulation S offering.

On March 27 2002, the Company issued 426 shares its Class A common stock through its Regulation S offering.

On April 2, 2002, the Company issued 1,096 shares of its Class A common stock to the University of Pennsylvania pursuant to the anti-dilution provision in its licensing agreement.

On April 2, 2002, the Company issued to two members of its advisory board a total of 470 shares of its Class A common stock for consulting services rendered in connection with the development of the Company's EFS..

On April 2, 2002, the Company issued its executive assistant 25 shares of its Class A common stock.

On April 4, 2002, the Company issued to 120 shares of its Class A common stock for legal services rendered with general corporate matters.

On April 4, 2002, the Company issued 4 shares its Class A common stock for clerical services rendered.

On April 5, 2002, the Company issued 50 shares of its Class A common stock through its Regulation S offering.

On April 8, 2002, the Company issued 54 shares of its Class A common stock through its Regulation S offering.

On April 9, 2002, the Company issued 30 shares of its Class A common stock through its Regulation S offering.

On April 10, 2002, the Company issued 62 shares of its Class A common stock through its Regulation S offering.

On April 10, 2002, the Company issued to 42 shares of its Class A common stock for legal services rendered in connection with general corporate matters

On April 12, 2002, the Company issued to 100 shares of its Class A common stock for legal services rendered in connection with general corporate matters.

On April 25, 2002, the Company issued 100 shares of its Class A common stock for consulting services rendered in connection with the Company's investigation into obtaining government grants or contracts utilizing its technology.

On April 25, 2002, the Company issued 250 shares of its Class A common stock to an advisory board member for consulting services rendered in connection with the adaptation of the Company's technologies as it relates to bridges and other infrastructures.

On April 25, 2002, the Company issued 200 shares of its Class A common stock for cost accounting services rendered in connection with the Company's government contracts.

On April 25, 2002, the Company issued 30 shares of its Class A common stock through its Regulation S offering.

On May 8, 2002, the Company issued 100 shares of its Class A common stock through its Regulation S offering.

On May 9, 2002, the Company issued 674 shares of its Class A common stock for services rendered in connection with its Regulation S offering.

On May 10, 2002, the Company issued 330 shares of its Class A common stock for legal services rendered in connection with general corporate matters.

On May 10, 2002, the Company issued 415 shares of its Class A common stock through its Regulation S offering.

On May 21, 2002, the Company issued 400 shares of its Class A common stock for consulting services rendered in connection with the Company's search for additional funding.

On May 22, 2002, the Company issued 1,000 shares of its Class A common stock for legal services rendered. in connection with the Company aborted SB-2 registration statement.

On May 28, 2002, the Company issued 533 shares of its Class A common stock through its Regulation S offering.

On May 31, 2002, the Company issued 50 of its Class A common stock shares through its Regulation S offering.

On June 5, 2002, the Company issued 150 shares of its Class A common stock for consulting services rendered connection with the Company's search for additional funding.

On June 5, 2002, the Company issued 50 shares of its Class A common stock for legal services rendered in connection with general corporate matters.

On June 5, 2002, the Company issued 23 shares of its Class A common stock through its Regulation S offering.

On June 6, 2002, the Company issued 50 shares of its Class A common stock for consulting services rendered for cost accounting services rendered in connection with the Company's government contracts.

On June 20, 2002, the Company issued 1,760 shares of its Class A common stock through its Regulation S offering.

On June 21, 2002, the Company issued 660 shares of its Class A common stock through its Regulation S offering.

On June 28, 2002, the Company issued 110 shares of its Class A common stock through its Regulation S offering.

On July 1, 2002, the Company issued 220 shares of its Class A common stock through its Regulation S offering.

On July 2, 2002, the Company issued 93 shares of its Class A common stock through its Regulation S offering.

On July 3, 2002, the Company issued 1,000 shares of its Class A common stock for legal services rendered in connection with the Company aborted SB-2 registration statement.

On July 3, 2002, the Company issued 250 shares of its Class A common stock to an advisory board member for consulting services rendered in connection with developing a marketing program for the Company's technologies for overseas markets.

On July 5, 2002, the Company issued 148 shares of its Class A common stock through its Regulation S offering.

On July 8, 2002, the Company issued 200 shares of its Class A common stock for legal services rendered in connection with general corporate matters.

On July 8, 2002, the Company issued 200 shares of its Class A common stock for consulting services rendered in connection with the development of the Company's technologies.

On July 8, 2002, the Company issued 175 shares of its Class A common stock through its Regulation S offering.

On July 12, 2002, the Company issued 125 shares of its Class A common stock through its Regulation S offering.

On July 15, 2002, the Company issued 100 shares of its Class A common stock through its Regulation S offering.

On July 16, 2002, the Company issued 149 shares of its Class A common stock through its Regulation S offering.

On July 26, 2002, the Company issued 1,000 shares of its Class A common stock to Stephen Beck as settlement of the lawsuit he filed against the Company for alleged compensation due him.

On August 5, 2002, the Company issued 1,000 shares of its Class A common stock each to Mssrs. Goodman and Berks for services rendered in connection for the development of the fatigue fuse.

On August 5, 2002, the Company issued 1,230 shares of its Class A common stock for legal services on general corporate matters.

On August 14, 2002, the Company issued 1,000 shares of its Class A common stock for legal services in connection with the Company's aborted SB-2 registration statement.

On August 15, 2002, the Company issued 600 shares of its Class A common stock through its Regulation S offering.

On August 23, 2002, the Company issued 100 shares of its Class A common stock through its Regulation S offering.

On August 29, 2002, the Company issued 1,000 Class A shares of its common stock for legal services connection with the Company's aborted SB-2 registration statement.

On August 30, 2002, the Company issued 100 shares of its Class A common stock through its Regulation S offering.

On September 4, 2002, the Company issued 100 shares of its Class A common stock through its Regulation S offering.

On September 5, 2002, the Company issued 2,000 shares of its Class A Common Stock that were escrowed and held in reserve pursuant to the term of the settlement agreement with Mr. Beck. These shares will be withdrawn and issued to him in order that his interest in the Company will remain constant for eighteen-months commencing on the date of settlement. Upon expiration of the eighteen month, the remaining shares held in escrow will be returned to the Company's treasury.

On September 5, 2002, the Company issued 400 shares of its Class A common stock through its Regulation S offering.

On September 5, 2002, the Company issued 300 shares of its Class A common stock for consulting services rendered in connection with developing a plan for protecting Company assets through insurance or other means. Planning relates to protection needed by the Company when it commences commercial production and marketing of its products.

On September 5, 2002, the Company issued 75 shares of its Class A common stock for legal services in connection with general corporate matters.

On September 6, 2002, the Company issued 1,542 shares of its Class A common stock for services rendered in connection with its Regulation S offering.

On September 10, 2002, the Company issued 2,000 shares of its Class A common stock for consulting services in connection with the future marketing of the Company's products.

On September 10, 2002, the Company issued 300 shares of its Class A common stock through its Regulation S offering.

On September 11, 2002, the Company issued 1,000 shares of its Class A common stock for legal services connection with general corporate matters.

On September 11, 2002, the Company issued 500 shares of its Class A common stock through its Regulation S offering.

On September 12, 2002, the Company issued 2,500 shares of its Class A common stock for legal services in connection with the Company's aborted SB-2 registration statement.

On September 12, 2002, the Company issued 125 shares of its Class A common stock through its Regulation S offering.

On September 13, 2002, the Company issued 410 shares of its Class A common stock through its Regulation S offering.

On September 18, 2002, the Company issued 20 shares of its Class A common stock through its Regulation S offering.

On September 20, 2002, the Company issued 270 shares of its Class A common stock through its Regulation S offering.

On September 23, 2002, the Company issued 295 of its Class A common stock shares through its Regulation S offering.

On October 1, 2002, the Company issued 200 of its Class A common stock shares through its Regulation S offering.

On October 7, 2002, the Company issued 1,756 of its Class A common stock shares through its Regulation S offering.

On October 7, 2002, the Company issued 2,500 shares of its Class A common stock for consulting services in connection with the Company attempt at seeking additional equity capital.

On October 9, 2002, the Company issued its executive assistant 50 shares of its Class A common stock

On October 9, 2002, the Company issued 2,485 shares of its Class A common stock through its Regulation S offering.

On October 10, 2002, the Company issued 685 Class A shares through its Regulation S offering.

On October 11, 2002, the Company issued 500 shares of its Class A common stock for services rendered in connection with its Regulation S offering.

On October 11, 2002, the Company issued 3,313 shares of its Class A common stock through its Regulation S offering.

On October 15, 2002, the Company issued 200 shares of its Class A common stock through its Regulation S offering.

On October 16, 2002, the Company issued 100 shares of its Class A common stock through its Regulation S offering.

On October 18, 2002, the Company issued 228 shares of its Class A common stock through its Regulation S offering.

On October 21, 2002, the Company issued 400 shares of its Class A common stock through its Regulation S offering.

On October 23, 2002, the Company issued 150 shares of its Class A common stock through its Regulation S offering.

On October 25, 2002, the Company issued 100 shares of its Class A common stock through its Regulation S offering.

On October 29, 2002, the Company issued 250 shares of its Class A common stock to an advisory board member for consulting services in connection with developing a marketing plan for overseas sales of future Company products.

On November 1, 2002, the Company issued 50 shares of its Class A common stock through its Regulation S offering.

On November 4, 2002, the Company issued 150 shares of its Class A common stock through its Regulation S offering.

On November 13, 2002, the Company issued 250 shares of its Class A common stock through its Regulation S offering.

On November 19, 2002, the Company issued 300 shares of its Class A common stock through its Regulation S offering.

On November 25, 2002, the Company issued 250 shares of its Class A common stock through its Regulation S offering.

On December 2, 2002, the Company issued 100 shares of its Class A common stock through its Regulation S offering.

On December 4, 2002, the Company issued 140 shares of its Class A common stock through its Regulation S offering.

On December 6, 2002, the Company issued 650 shares of its Class A common stock for consulting services in connection with the Company's search for additional funding.

On December 6, 2002, the Company issued 250 shares of its Class A common stock for legal services in connection with the Company's aborted SB-2 registration statement.

On December 6, 2002, the Company issued 300 shares of its Class A common stock through its Regulation S offering.

On December 9, 2002, the Company issued Stephen Beck 397 shares of its Class A common stock pursuant to the anti-dilution provision of his settlement agreement.

On December 10, 2002, the Company issued 100 shares of its Class A common stock through its Regulation S offering.

On December 11, 2002, the Company issued 400 shares of its Class A common stock through its Regulation S offering.

On December 12, 2002, the Company issued 1,400 shares of its Class A common stock through its Regulation S offering.

On December 13, 2002, the Company issued 1,210 shares of its Class A common stock through its Regulation S offering.

On December 16, 2002, the Company issued 1,000 shares of its Class A common stock to a member of the Company's advisory board in connection with the adaptation of the Company's technologies for utilization on bridges and other infrastructures.

On December 16, 2002, the Company issued 459 shares of its Class A common stock through its Regulation S offering.

On December 17, 2002, the Company issued 1,000 shares of its Class A common stock for legal services in connection with the Company's aborted SB-2 registration statement.

On December 17, 2002, the Company issued 200 shares of its Class A common stock through its Regulation S offering.

On December 18, 2002, the Company issued 13,000 shares of its Class A common stock to its president for past compensation due him.

On December 27, 2002, the Company issued 150 shares of its Class A common stock through its Regulation S offering.

On December 31, 2002, the Company issued 500 shares of its Class A common stock through its Regulation S offering.

In February 2002, the Company adopted the 2002 Stock Issuance/Stock Plan, and reserved 20,000,000 shares of its common stock for distribution under the Plan. Eligible Plan participants include employees, advisors, consultants, and officers who provide services to the Company. The option price shall be 100% of the fair market value of a share of common stock at either, a) date of grant or such other day as the as the Board of Directors may determine. Options issued under this plan expire five years from date of grant. As of December 31, 2003, there were no options outstanding under this plan.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The selected financial data for the Company is derived from the Company's financial statements. The selected financial data should be read in conjunction with the Company's financial statements and the notes to the financial statements that are attached hereto.


                                                                                                                 Inception
                                                   Fiscal Year Ending December 31,                                   to
                          ----------------------------------------------------------------------------------    December 31,
                               1999             2000             2001             2002             2003             2003
                          --------------   --------------   --------------   --------------   --------------   --------------


Net Sales                 $          --    $          --    $          --    $          --    $          --    $          --

Income from Research
Development Contract      $     924,484    $     635,868    $   1,579,823    $     461,323    $      41,549    $   5,066,361

Income (Loss) from
Continued
Operations                $    (539,283)   $  (1,199,695)   $  (3,548,559)   $  (3,852,296)   $  (1,885,728)   $ (14,539,195)

Income (Loss) from
Continued Operations Per
Common Share              $      (44.05)   $      (63.48)  $      (105.49)   $      (61.08)   $        (.09)

Basic Weighted
Average - Common
Shares Outstanding               12,242           18,900           33,640           63,074       20,042,583

Total Assets              $     250,041    $     108,776    $     516,282    $     372,620    $     198,276

Total Liabilities         $     719,178    $     870,586    $     819,236    $   2,466.936    $   1,590,637

Minority Interest in
Consolidated Subsidiary   $          --    $          --    $          --    $          --    $      38,422

Total
Stockholders'
Equity (Deficit)          $    (620,545)   $    (710,459)   $    (680,414)   $  (2,094,316)   $  (1,430,783)

Dividends                 $          --    $          --    $          --    $          --    $          --

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion of results of operations, capital resources, and liquidity pertains to the activities of the Company for the years ended December 31, 2001, 2002, and 2003.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
----------------------------------------------------------------------

In 2003, we entered into a research contract with Northrop Grumann in connection with the application of the Company's Electrochemical Fatigue Sensor in detecting metal fatigue stress on military vehicles. Revenue generated on this contract in 2003 amounted to $28,004. Also during 2003, the Company invoiced and received its final payments under its contracts with the United States Air Force totaling $13,545. From these two contracts the Company generated total revenue from research contracts in 2003 amounting to $41,549. In 2002 and 2001, we earned $461,323 and $1,579,823 from our contracts with the United States Air Force.

In 2003, interest income totaled $41,641 of which $2,203 was earned from investments. Of the remaining $39,438, $7,831 was accrued on loans due the Company's President , and $31,607 accrued on stock subscriptions due from the Company's President, Secretary and third party.

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

In 2003, subscription receivables and related accrued interest amounting $770,033 due from the Company's officers were cancelled in exchange for the officers returning the associated 5,006 shares of common stock back to the Company, which were subsequently cancelled. The $35,000 subscription receivable due the Company from a third party was cancelled in exchange for services rendered by the party.

COSTS AND EXPENSES
------------------

Research and development costs were $229,317, $665,435, $1,493,628, for 2003, 2002, and 2001, respectively. Of the R&D costs incurred,$15,000, $400,201, and $1,069,671 related to subcontractor costs associated with the research contracts for the years 2003, 2002, and 2001, respectively. General and administrative costs were $1,532,025, $3,581,706, and $3,632,769, for 2003, 2002, and 2001,
respectively.

In 2003, cash compensation paid to our president, Mr. Bernstein, totaled $71,000. We also accrued an additional $66,963 in additional compensation pursuant to Mr. Bernstein's employment agreement. In addition, the Company issued Mr. Bernstein 32,000,000 shares of its common stock for past services valued at $320,000 and charged him with additional compensation of $19,617 as consideration for the release of the remaining 1,962 shares of common stock held in escrow when it was cancelled (See Item 11. Executive Compensation). Legal fees in 2003 amounted to $271,186 of which $111,500 was paid through the issuance of 7,650 shares of our common stock. Other expenses in 2003 included consulting services of $498,871 of which $317,836 was paid through the issuance of 7,768,434 shares of our common stock, public and shareholder relations costs of $22,427, office expense of $29,757, office salaries of $44,002, telephone expense of $13,410, travel expenses of $23,529, accounting and auditing fees of $51,906, and rent of $28,176.

In 2002, cash compensation paid to our president, Mr. Bernstein, totaled $110,018. We also accrued an additional $9,982 in additional compensation. In addition, the Company issued Mr. Bernstein 13,000 shares of its common stock for past services valued at $260,000. Legal fees in 2002 amounted to $1,922,861 of which $1,599,200 relates to the settlement of the Beck matter. Of the $1,599,200, $1,481,895 is evidenced by a promissory note, $112,193 was paid through the issuance of 2,028, shares of our common stock, and $5,112 paid in cash. We also incurred $314,729 in the filing of our registration statement on SB-2 of which $297,500 was paid through the issuance of 7,750 shares and $17,229 was paid in cash. Other expenses in 2002 included consulting services of $940,160 of which $662,098 was paid through the issuance of 10,881 shares of our common stock, office salaries of $36,968, telephone expense of $23,284, travel expenses of $57,797, accounting and auditing fees of $71,317, and rent of $28,176.

In 2001, cash compensation paid to our president totaled $90,000. We also accrued $30,000 in additional compensation due to Mr. Bernstein. We charged to operations $1,500,000 due to a reduction in the balance of the non-recourse promissory note due to us by Mr. Bernstein and another director, Joel Freedman, in connection with their purchases of our common stock. Initially, we agreed to issue 4,650 and 350 shares of our class "A" common stock to Messrs. Bernstein and Freedman, respectively, in exchange for their issuance to us of non-recourse promissory notes in the amount of $1,855,350 by Mr. Bernstein and $139,650 by Mr. Freedman. At the time of their purchase of our shares, the market price of our common stock was approximately $.60 (pre-split) per share. Both promissory notes mature on May 25, 2005 and accrued interest at 8% per annum. On June 18, 2001, we authorized the $1,500,000 reduction of the combined principal amount of these notes since the market value of our common stock declined to approximately $.10 per share. This reduction and charge to operations was deemed to be fair and reasonable under the circumstances.

We issued 6,000 shares of restricted common stock to Mr. Bernstein during 2001, valued at $1,128,000, for past compensation due to him. Previously, the financial statements have reflected the value of the shares at $420,000, the fair market value of the services rendered. The change in the value of shares issued to Mr. Bernstein relates to a comment received by the Company from the Securities and Exchange Commission indicating that all shares issued in the exchange for services will be valued at the quoted market price of the shares issued on the date of issuance. These 6,000 shares have been issued subject to certain restrictions limiting the President's ability to sell or transfer the shares.

Other expenses in 2001 included consulting fees of $477,671, of which $281,635 was paid through the issuance of 2,275 shares of our common stock, legal fees of 256,736 of which $138,750 was paid through the issuance of 915 shares of our common stock, accounting fees of $51,120, travel expenses of $42,092, office salaries of $36,225, office expense of $34,880, rent of $29,468, telephone expense of $13,838, and a write off of our $33,000 investment in Antaeus Research, LLC.

Interest charged to operations for 2003, 2002, and 2001 , amounted to $206,776, $118,460 and $70,468, respectively. Of the $206,776 incurred in 2003, $139,272 was accrued on the note due to the University of Pennsylvania and $63,964 was accrued on the note due for legal fees on the Beck matter. Of the $118,460 incurred in 2002, $76,078 was accrued on the note due to the University of Pennsylvania and $37,271 was accrued on the note due for legal fees on the Beck mater. Of the $70,468 incurred in 2001, $64,472 was accrued on the note due to the University of Pennsylvania.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

In 2003, we raised $191,645 net of offering costs through the issuance of 34,030 shares of our common stock through Regulation S offerings, 4,074 shares of our preferred stock and 87,750 shares of common stock in our subsidiary, Matech Aerospace, Inc. We also received $13,545 during 2003 from our contracts with the Air Force, $2,203 in interest income, $340,000 from advances on our Class A Senior Convertible Debenture, and $10,000 on a loan from a third party . We used $737,079 in our operations and paid $24,432 for the purchase of 1,296 shares of our common stock from various shareholders for cancellation.

In 2002, we raised $892,261 net of offering costs through the issuance of 28,046,766 shares of our common stock through a Regulation S offering, and 143,250 shares of our preferred stock. We also received $175,646 during 2002 from our subcontracts with the Air Force. Of the $1,067,907 we received, we used $927,439 in our operations, we advanced $33,547 to our president and paid $29,608 for equipment.

In 2001, we raised a net $286,567 through the issuance of 4,932,358 shares of its common stock through its Regulation S Offering.

As of December 31, 2003, the Company's liquid assets totaled $47,664. The Company has entered into a Senior Class A Convertible debenture for a total amount of $1,500,000 of which $340,000 was advanced to the Company in 2003. In 2004, an additional $375,000 has been advanced through March 25, 2004 (See note 2 to table of Item12.The Company's research contract for $215,000 with Northrop Grumann is for a two year period which expires in September 2005. These are the only known sources of revenue that the Company has for 2004. At the Company's current level of operating overhead, the funds derived from these sources and current liquid assets should allow the Company to continue operating through the remainder of 2004. Although the Company hopes to have revenue from the utilization of its products in late 2004 or early 2005, and will continue in its attempt to raise capital, no assurance can be made that funds will be raised or sales will develop in order to finance future period's operations. The Company's independent auditors' issued a going concern opinion on its report relating to the Company's financial statements for the year ended December 31, 2003.


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

The first critical accounting policy relates to revenue recognition. Income from the Company's research is recognized at the time services are rendered and billed for.

The second critical accounting policy relates to research and development expense. Costs incurred in the development of the Company's Electrochemical Fatigue Sensor and Videoscope are expensed as incurred.

The third critical accounting policy relates to the valuation of non-monetary consideration issued for services rendered. The Company values all services rendered in exchange for its common stock at the quoted price of the shares issued at date of issuance or at the fair value of the services rendered, whichever is more readily determinable. In certain issuances, the Company may discount the value assigned to issued shares for illiquidity and restrictions on resale All other services provided in exchange for other non-monetary consideration are valued at either the fair value of the services received or the fair value of the consideration relinquished, whichever is more readily determinable.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

Not Applicable.


ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

Attached hereto and incorporated herein by reference are audited financial statements of the Registrant as of December 31, 2003, 2002, and 2001, prepared in accordance with Regulation S-X (17 CFR Sec.210)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL
--------------------------------------------------------------------------------
DISCLOSURE
----------

ITEM 9A.  Controls and Procedures.
----------------------------------

Material Technologies, Inc. management, including the Principal Executive Officer has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted within 90 days prior to the filing of this report. Based on that evaluation, the Principal Executive Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to him in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer completed his evaluation.


                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The name, age, office, and principal occupation of the executive officers and directors of Matech and certain information relating to their business experiences are set forth below:

NAME                    AGE     POSITION
----                    ---     --------
Robert M. Bernstein     69      President/Chief Executive and Chief Financial
                                Officer, Chairman of the Board
Joel R. Freedman        44      Secretary/Director
Dr. John Goodman        69      Chief Engineer/Director
William I. Berks        73      Vice President/Director

The Term of the directors and officers of Matech is until the next annual meeting or until their successors are elected.

ROBERT M. BERNSTEIN, PRESIDENT/CHIEF FINANCIAL OFFICER/CHAIRMAN OF THE BOARD.

Robert M. Bernstein is 69 years of age. He received a Bachelor of Science degree from the Wharton School of the University of Pennsylvania in 1956. From August 1959 until his certification expired in August 1972, he was a Certified Public Accountant licensed in Pennsylvania. From 1961 to 1981, he was a consultant specializing in mergers, acquisitions, and financing. From 1981 to 1986, Mr. Bernstein was Chairman and Chief Executive Officer of Blue Jay Enterprises, Inc. of Philadelphia, PA, an oil and gas exploration company. In December 1985, he formed a research and development partnership for Tensiodyne, funding approximately $750,000 for research on the Fatigue Fuse. In October 1988 he became Chairman of the Board, President, Chief Financial Officer, and CEO of Matech 1 and retained these positions with the Company after the spin off from Matech 1 on July 31, 1997.

JOEL R. FREEDMAN, SECRETARY/DIRECTOR.

Joel R. Freedman is 44 years of age. From October 1989 until the present, Mr. Freedmen holds the position of Secretary and a Director of the company. Mr. Freedman attends board meetings and provides advice to the Company as needed. Since 1983, he has been president of Genesis Advisors, Inc., an investment advisory firm in Bala Cynwyd, Pennsylvania. Since January 1, 2000, he has been a Senior Vice President of PMG Capital Corp., a securities brokerage and investment advisory firm in West Conshohocken, Pennsylvania. His duties there are a full-time commitment. Accordingly, he does not take part in Matech's daily activities. He is not a director of any other company.

DR. JOHN W. GOODMAN, CHIEF ENGINEER/DIRECTOR.

Dr. John W. Goodman is 69 years of age. He is retired from TRW Space and Electronics and was formerly Chairman of the Aerospace Division of the American Society of Mechanical Engineers. He holds a Doctorate of Philosophy in Materials Science that was awarded with distinction by the University of California at Los Angeles in 1970. In 1957, he received a Masters of Science degree in Engineering Mechanics from Penn State University and in 1955 he received a Bachelor of Science degree in Mechanical Engineering from Rutgers University. From 1972 to 1987, Dr. Goodman was with the U. S. Air Force as lead Structural Engineer for the B-1 aircraft; Chief of the Fracture and Durability Branch, and Materials Group Leader, Structures Department, Aeronautical Systems Center, Wright-Patterson Air Force Base. From 1987 to December 1993, he was on the Senior Staff, Materials Engineering Department of TRW Space and Electronics. He has been Chief Engineer for Development of Matech's products since May 1993. Over the last four years he has consulted part time for the Company.

William Berks- Vice-President/Director. He managed the previous Matech contracts for the development of EFS at the University of Pennsylvania, Southwest Research Institute, and Optim, Inc. Mr. Berks has a B. Aero. E and MS in Applied Mechanics from Polytechnic Institute of New York and MS in Industrial Eng., Stevens Institute of Technology . With Matech since 1997. He has over 30 years ` experience in spacecraft mechanical systems engineering. He retired from TRW in November 1992 where he was employed for 26 years in a variety of management positions: Manager of the Mechanical Design Laboratory, the engineering design skill center for the design and development of spacecraft mechanical systems, which had as many as 350 individuals: Manager of the Advanced Systems Design Department, which was responsible for mechanical systems design for all spacecraft project: Assistant Project Manager for Mechanical Subsystems for a major spacecraft program, which included preparation of plans, specifications and drawings, supervision of two major subcontracts, and responsibility for flight hardware fabrication and testing. He holds six patents.

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

ROBERT F. CUSHMAN, ESQ. Mr. Cushman is the permanent chairman of the Andrews Conference Group Construction Super Conference, and is the organizing chairman of the Forbes Magazine Conferences on Worldwide Infrastructure Partnerships, Rebuilding America's Infrastructure Conference, Alternative Dispute Resolution, the Forbes/ Council of the Americas Latin American Marketing Conference and the Forbes Environmental Super Conference.

In 2003, the Company cancelled a promissory note due from Mr. Cushman for $35,000 issued to the Company in 1999 in exchange for the issuance of 100 shares of the Company's common stock.. The note was cancelled in exchange for services rendered to the Company by Mr. Cushman.

Also in 2003, the Company issued Mr. Cushman 250 shares of its common stock for services rendered in connection with the marketing services relating to the EFS. The shares were valued at $2,500.

CAMPBELL LAIRD. Campbell Laird, age 64, received his Ph.D. in 1963 from the University of Cambridge. His Ph.D. thesis title was "Studies of High Strain Fatigue." He is presently Professor and graduate group Chairman in the Department of Materials, Science & Engineering at the University of Pennsylvania. His research has focused on the strength, structure, and fatigue of materials, in which areas he published in excess of 250 papers. He is co-inventor of the EFS.

During 2001, we issued Dr. Laird 100 shares of our common stock that were valued at $18,800 for services rendered in connection with the development of our EFS.

During 2002, we issued Dr. Laird 235 shares of our common stock that were valued at $32,894 for services rendered in connection with the development of our EFS.

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

During 2001, we issued Mr. Schwartz 125 shares of our common stock which were valued at $16,250 for consulting services rendered in connection with our technology for bridges.

During 2002, we issued Mr. Schwartz 1,000 shares of our common stock which were valued at $30,000 for consulting services rendered in connection with our technology for bridges.

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

During 2003, the Company issued Mr. Simionescu 500 shares of its common stock services in connection with seeking potential bridge projects. The shares were valued at $5,000.

During 2002, we issued Mr.Simionescu 250 shares of our common stock which were valued at $67,500 for consulting services rendered in connection with our technology for bridges

LIEUTENANT GENERAL JOE N. BALLARD. General Ballard is retired from the United States Army and has served as President and Chief Executive Officer of The Ravens Group, Inc., a business development, consulting, and executive level leadership service company, since March 2001. He received his MS in Engineering Management from the University of Missouri, BS in Electrical Engineering from Southern University, and he is a registered professional engineer. He served as Commanding General, US Army Corps of Engineers from 1996 until 2000, Chief of Staff US Army Training and Doctrine Command from 1995 until 1996, Commander of the US Army Engineer Center in Missouri from 1993 until 1995, Director of the Total Army Basing Study at the Pentagon from 1991 until 1993, and he was Commander of the 18th Engineering Brigade in Germany from 1988 until 1990. He has received many honors including the Deans of Historical Black Colleges and Minority Institutions Black Engineer of the Year in 1998, Honorary Doctorate of Engineering from the University of Missouri in 1999, Honorary Doctorate of Law L.L.D. from Lincoln University in 1998, Honorary Doctorate of Engineering from Southern University in 1999, and Fellow of the Society of American Military Engineers in 1999.

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

During 2003, we issued Ms. Manes 500 shares of our common stock, which were valued at $5,000 for consulting services rendered in connection with the development of foreign markets for our products, when developed for commercial application.

During 2002, we issued Ms. Manes 500 shares of our common stock which were valued at $17,500 for consulting services rendered in connection with the development of foreign markets for our products, when developed for commercial application.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------

The Company is unaware of any other late filings or any other failures to file any Form 3, 4, or 5 for the calendar year ended December 31, 2003.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

=======================================================================================================================
                                                       Other
Name and                                               Annual       Restricted                               All Other
Principal                                              Compen-      Stock            Options     LTIP        Compen-
Position              Year    Salary ($)   Bonus ($)   sation ($)   Awards ($)       (SARs (#)   Payout($)   sation ($)
-----------------------------------------------------------------------------------------------------------------------

Robert M. Bernstein
CEO                   2001   $   120,000    $    --    $     --     $ 1,128,000 (1)        --    $     --    $      --
                                                                    $ 1,395,000 (2)        --    $     --    $      --
                      2002   $   120,000    $    --    $     --     $       200 (3)        --    $     --    $      --
                                                                    $   260,000 (4)
                      2003   $   138,000    $    --    $ 19,617(5)  $   320,000 (6)        --    $     --    $      --

John W. Goodman
Director and          2001   $    23,076    $    --    $    --      $   147,600 (7)        --    $     --    $      --
Engineer              2002   $    17,945    $    --    $    --      $    40,000 (8)        --    $     --    $      --
                      2003   $    18,943    $    --    $    --      $    10,000 (9)        --    $     --    $      --

William Berks
Vice-President
of Government         2001   $    55,388    $    --    $    --      $   147,600 (7)        --    $     --    $      --
Projects and          2002   $    70,301    $    --    $    --      $    40,000 (8)        --    $     --    $      --
Director              2003   $    71,374    $    --    $    --      $    30,000 (10)       --    $     --    $      --

=======================================================================================================================










     (1) In 2001, the Corporation issued Mr. Bernstein 6,000 shares for past compensation (see item 5). The Company valued these shares at $1,128,000.

     (2) In 2001, the Company reduced the obligation from Mr. Bernstein to the Company on a non-recourse promissory note relating to the issuance of 4,650 shares of its common stock from $1,855,350 to $460,350.

     (3) In 2002, the Company issued 200,000 shares of its Class B Common stock to its president in relinquishment of his interest in the Company's patents. The shares were valued at par.

     (4) In 2002, the Company issued 13,000 shares of its common stock to Mr. Bernstein for past compensation. The shares were valued at $260,000.

     (5) In 2003, the restrictions placed on Mr. Bernstein as escrow holder were lifted and Mr. Bernstein received immediate vesting in the remaining 1,962 shares of common stock held in escrow. Mr. Bernstein recognized $19,617 in additional compensation for this transaction. Compensation was valued on the fair value of the shares on the date the restrictions lifted.

     (6) In 2003, as part of the agreement in obtaining the Class A Senior Secured Convertible Debenture, Mr. Bernstein received 32,000,000 shares of Class A common stock and 300,000 shares of Class B of common stock in consideration for past services. The Class A shares were valued at the agreed upon amount of $320,000. The Class A shares are subject to a three-year lock up agreement.

     (7) In 2001, the Corporation issued each to Mr. Goodman and Mr. Berks 900 shares of restricted common stock. These shares were valued at $147,500.

     (8) In 2002, the Corporation issued each to Mr. Goodman and to Mr. Berks 1,000 shares of restricted common stock. Each issuance was valued at $40,000.

     (9) In 2003, the Corporation issued to Mr. Goodman 1,000 shares of restricted common stock. The shares were valued at $10,000, the fair value of the shares on date of issuance.

     (10) In 2003, the Corporation issued Mr. Berks 3,000 shares of restricted common stock. The shares were valued at $30,000, the fair of value of the shares on date of issuance.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AS OF DECEMBER 31,
--------------------------------------------------------------------------------
2003
----

Securities authorized for issuance under equity compensation plans.
-------------------------------------------------------------------

Plan category      Number of securities  Weighted-average   Number of securities
                   To be issued upon     exercise price     remaining for
                   exercise of           of outstanding     available for future
                   outstanding options,  options, warrants  issuance under
                   warrants and rights   and rights         equity compensation
                                                            plans (excluding
                                                            securities reflected
                                                            in column a))
                          (a)                  (b)                    (c)

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


Security Ownership of Management
--------------------------------

CLASS OF STOCK   NAME AND ADDRESS OF           AMOUNT AND NATURE OF   PERCENT OF
                  BENEFICIAL OWNER             BENEFICIAL OWNERSHIP     CLASS
--------------   -------------------           --------------------   ----------

Common Stock     Robert M. Bernstein, CEO       28,127,537 Shares      41.64%
                 Suite 707
                 11661 San Vicente Blvd.
                 Los Angeles, CA  90049

                 Joel R. Freedman, Director            628 Shares        .00%
                 1 Bala Plaza
                 Bala Cynwyd, PA 19004

                 John Goodman, Director           903,000  Shares       1.33%
                 Suite 707
                 11661 San Vicente Blvd.
                 Los Angeles, CA 90049

                 William Berks, Vice President   1,505,000 Shares       2.23%
                 Government Projects
                 Suite 707
                 11661 San Vicente Blvd.
                 Los Angeles, CA 90049


                 Directors and executive        30,536,165 Shares      45.20%
                 officers as a group
                 (4 persons)

Class B          Robert M. Bernstein               600,000 Shares     100.00%(1)
Common Stock     Suite 707
                 11661 San Vicente Blvd.
                 Los Angeles, CA 90049

     (1) Each of Mr. Bernstein's Class B Common Shares has 1,000 votes per share on any matter on which the common stockholders vote. Accordingly, the Class B common stock held by Mr. Bernstein equal 600 million shares of voting control. These votes give Mr. Bernstein voting control of the Company.

     (2) Following the Reverse Split the Company also entered into a Class A Senior Secured Convertible Debenture (the "Debenture") with Palisades Capital, LLC or its registered assigns ("Palisades"), pursuant to which Palisades has agreed to loan to the Company up to $1,500,000, which is expected to be funded in full within twelve months. Under the Debenture Palisades has the option, after March 30, 2004, to convert the principal amount of all moneys loaned under the Debenture, together with accrued interest, into Common Stock of the Company at the lesser of (i) 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date or (ii) $0.10 (the lesser of the two being referred to as the "Conversion Price"). In the event Palisades loans the full $1,500,000 face amount of the Debenture to the Company and subsequently elects to exercise its right to convert the Debenture into Company Common Stock at a time when the Conversion Price is less than four cents per share Palisades would receive at least fifty million (50,000,000) shares of Common Stock resulting in a change in control of the Common Stock of the Company, however, Mr. Bernstein would still retain voting control as a result of his holding of one hundred percent (100%) of the Class B Common Stock.

          In addition to the shares issued to Mr. Bernstein under the Release as described above, following the Reverse Split, the Company also liquidated approximately $1,500,000 of its currently outstanding debt. In full payment and settlement of such debt, the Company issued 22,000,000 shares of common stock and warrants (the "Warrants") to acquire an additional 30,000,000 shares of common stock for $0.10 per share to seven investors who were the holders of such debt (the "Debt Holders"). Palisades required, as a condition to its agreement to enter in to the Debenture described above, that the Company first enter into the settlement with the Debt Holders and thereby reduce the amount of debt on the Company's balance sheet by approximately $1,500,000. The Warrants contain a provision limiting the exercise of the warrants to a number of shares that do not exceed an amount that would cause the holder of each such Warrant to beneficially own 4.99% of the outstanding common stock of the Company, and, in addition, the Warrants vest only in proportion to the amount ultimately funded under the Debenture as a percentage of the $1,500,000 face value.

          Finally, Mr. Bernstein entered into a voting agreement and irrevocable proxy, which provides that until September 23, 2006, if an Event of Default, as defined in the Debenture in favor of Palisades continues for a period of not less than 30 days, all Class B Common Stock which Mr. Bernstein owns of record, or becomes the owner of record in the future will be voted in accordance with the directions of Mr. Monty Freedman, or his designated successor. This loss of voting rights would affect a change in the voting control of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (SEE NOTE 11 TO
------------------------------------------------------------------------
FINANCIAL STATEMENTS.)
----------------------

On May 25, 2000, the Company issued its President 4,650 shares its common stock in exchange for $4,650 and a $1,855,350 non-recourse promissory note bearing interest at an annual rate of 8%. On the same day, the Company issued 350,000 shares its common stock to a Director Joel Freedman, in exchange for $350 and a $139,650 non-recourse promissory note bearing interest at an annual rate of 8%.. In June 2001, the Company's Board of Directors authorized the reduction in the amount owed by the President and a Director on these non-recourse promissory notes to $460,350 and $34,650, respectively. .In 2003, the 5,000 shares were returned to the Company in exchange for the cancellation of the non-recourse promissory note and related accrued interest totaling $755,093. The returned shares were subsequently cancelled by the Company.

On October 27, 2000, the Company issued 4,184 shares to its President for future compensation pursuant to a Stock Escrow/Grant Agreement. Under the terms of the agreement, the President was required to hold these shares in escrow. While in escrow, the President could not vote the shares but had full rights as to cash and non-cash dividends, stock splits or other change in shares. Upon the exercise by certain holders of Company options or warrants or upon the need by the Company, in the sole discretion of the Board, to issue common stock to certain individuals or entities, the number of shares required for issuance to these holders was returned from escrow by the President thereby reducing the number of shares he held. The shares held in escrow were non-transferable and will be granted to the Company's President only upon the exercise or expiration of all of the options and warrants, the direction of the Board, in its sole discretion, or the mutual agreement by the President and the Board of Directors to terminate the agreement. Due to the restrictions imposed on these shares, the Company valued these shares at par and charged the $4,183 to operations in 2000. The escrow terminated in 2003, and the President became immediately vested in the remaining 1,962 shares held in escrow. In consideration for full vesting in these shares, the President recognized additional compensation of $19,617 in 2003.

On January 9, 2001, the Company's Board of Directors authorizes the issuance of 100 shares of its common stock to William Berks, a part-time employee, for engineering and other services rendered to the Company.

On January 8, 2001, the Company's Board of Directors authorized the issuance of 100 shares of its common stock to Dr. Campbell Laird, an advisory board member, for services to the Company.

On January 9, 2001, the Company's Board of Directors authorized the issuance of 100 shares of its common stock to John Goodman, a director and part-time employee, for engineering and other services rendered to the Company.

On January 9, 2001, the Company's Board of Directors authorized the issuance of 100shares of its common stock to William Berks, a part-time employee, for engineering and other services rendered to the Company.

On February 19, 2001, the Company's Board of Directors authorized the issuance of 6,000shares of its common stock to the Company's President for past compensation due as discussed above.

On May 3, 2001, the Company's Board of Directors authorized the issuance of 100 shares of its common stock to Mr. William Berks for services rendered to the Company.

On June 12, 2001, the Company's Board of Directors authorized the issuance of 25, shares of its common stock to the company's executive assistant, for services rendered to the Company.

On October 8, 2001, the Company's Board of Directors authorized the issuance of 300shares of its common stock each to Mr. William Berks and Mr. John Goodman for services rendered to the Company.

On October 18, 2001, the Company's Board of Directors authorized the issuance of 20 shares of its common stock to the company's executive assistant, for services rendered to the Company.

On November 21, 2001, the Company's Board of Directors authorized the issuance of 400 shares of its common stock each to Mr. William Berks and Mr. John Goodman for services rendered to the Company.

Also on February 28, 2002, the Company issued its Executive Assistant 25 shares of its common stock for services rendered.

On March 20, 2002, the Company issued 25 shares of its common stock to the Company's executive assistant.

On August 5, 2002, the Company's Board of Directors authorized the issuance of 1,000 shares of its common stock each to Mr. John Goodman and Mr. William Berks for services rendered to the Company.

On October 7, 2002, the Company issued its executive assistant 50shares of its common stock.

On December 6, 2002, the Company issued 200 shares of its Class B common stock to its president in consideration for the relinquishment of his interest in the Company's patents.

On December 18, 2002, the Company issued 13,000 shares of its common stock to its president in consideration for past services. The shares were issued under a 1997 Board resolution in which Mr. Bernstein's compensation was increased to $150,000 a year with $120,000 being paid presently with the remaining $30,000 a year being paid only when the Company was financially able to make such payments. As the Company's financial position has not improved, Mr. Bernstein agreed to take the accrued compensation in stock. The 13 million shares issued have been valued at $260,000. The sale and transferability of the shares are restricted for a three-year period in which Mr. Bernstein must remain working for the Company. If he terminates his employment during this three-year period, then the 13 million shares will be returned to the Company.

On April 15, 2003 the Company issued 1,000 shares of its common stock each to Mr. John Goodman and Mr. William Berks for services rendered to the Company.

On June 20, 2003, the Company issued 2,000 shares of its common stock to Mr. William Berks for services rendered to the Company.

On September 23, 2003, the Company issued 32,000,000 shares of its Class A Common Stock and 300,000 shares of Class B Common Stock to its President pursuant to an Accord, Satisfaction and Mutual Release in which Mr. Bernstein released all claims he had against the Company that arose prior to September 24, 2003, including past services rendered in excess of compensation paid. The shares are subject to a three-year lock up agreement and value assigned to these shares was discounted for illiquidity and restrictions on resale at $320,000. The Class A Common Shares were issued pursuant to a three-year lock up agreement.

Also on September 23, 2003, the Company issued 5,000,000 shares of its Class A common stock to its President in consideration for a promissory note totaling $50,000 that is assessed interest at an annual rate of 6%. The note matures on September 26, 2006, when the $50,000 and accrued interest becomes s fully due. The shares were issued pursuant to a three-year lock up agreement and the value assigned to the shares and related note was discounted for illiquidity and restrictions on resale.


                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS IN FORM 8-K
--------------------------------------------------------------------------

a.   Exhibits.

EXHIBIT NO.   DESCRIPTION                                         PAGE NO.
-----------   -----------                                         --------
 3(i)         Certificate of Incorporation of Material        Previously Filed
              Technologies, Inc.                              in connection with
                                                              S-1 Registration
                                                              Statement that
                                                              became effective
                                                              on July 31, 1997.

              Amended and Restated Certificate of
              Incorporation, September 12, 2003               Filed herewith

3(ii)         Bylaws of Material Technologies, Inc.           Previously filed
                                                              with July 31, 1997
                                                              S-1

4.1           Class A Convertible Preferred Stock             Previously filed
              Certificate of Designations                     with July 31, 1997
                                                              S-1

4.2           Class B Convertible Preferred Stock             Previously filed
              Certificate of Designations                     with July 31, 1997
                                                              S-1

10.1          License Agreement Between Tensiodyne            Previously filed
              Corporation and the Trustees of the             with July 31, 1997
              University of Pennsylvania                      S-1

10.2          Sponsored Research Agreement between            Previously filed
              Tensiodyne Corporation and the Trustees         with July 31, 1997
              of the University of Pennsylvania               S-1

10.3          Amendment 1 to License Agreement Between        Previously filed
              Tensiodyne Scientific Corporation and the       with July 31, 1997
              Trustees of the University of Pennsylvania      S-1

10.4          Repayment Agreement Between Tensiodyne          Previously filed
              Scientific Corporation and the Trustees         with July 31, 1997
              of the University of Pennsylvania               S-1

10.5          Teaming Agreement Between Tensiodyne            Previously filed
              Scientific Corporation and Southwest            with July 31, 1997
              Research Institute                              S-1

10.6          Letter Agreement between Tensiodyne             Previously filed
              Scientific Corporation, Robert M.               with July 31, 1997
              Bernstein, and Stephen Forrest Beck             S-1
              and Handwritten modification.

10.7          Agreement Between Tensiodyne Corporation        Previously filed
              and Tensiodyne 1985-1 R&D Partnership is incorporated by reference from Exhibit 10.3 of Material Technology, Inc.'s S-1 Registration
              Statement, File No. 33-83526, which became effective on January 19, 1996.

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

10.11         Class A senior preferred convertible            Filed herewith
              debenture between Materials Technologies,
              Inc. and Palisades Capital, LLC

10.12         Voting agreements and irrevocable proxy         Filed herewith
              between Robert M. Bernstein, Monty Freedman,
              Material Technologies Inc. and Palisades
              Capital, LLC.

10.13         Purchase Order No. 472249 between Material      Filed herewith
              Technologies, Inc. (Supplier) and Northrop
              Grumman (Buyer) dated 10/27/2003

b.   Reports on Form 8-K - September 24, 2003.

c.   Financial Statements - attached.


                                   SIGNATURES
                                   ----------

     Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MATERIAL TECHNOLOGY, INC.
-------------------------

By: /s/ Robert M. Bernstein
   -------------------------------
    Robert M. Bernstein, President

Date:  March 23, 2004

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

Date:  March 23, 2004

By: /s/ Joel Freedman
   -------------------------------
    Joel Freedman, Secretary and Director

Date:  March 23, 2004

By: /s/ John Goodman
   -------------------------------
    John Goodman, Director

Date:  March 23, 2004

                           MATERIAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        CONSOLIDATED FINANCIAL STATEMENTS


                                    Contents
                                    --------


                                                                         Page
                                                                       --------

     Independent Auditors' Report                                        F-1

     Consolidated Balance Sheets                                         F-2

     Consolidated  Statements of Operations                              F-4

     Consolidated  Statements of Cash Flows                              F-5

     Statement of Stockholders' (Deficit)                                F-7

     Notes to Consolidated Financial Statements                          F-13

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Board of Directors
Material Technologies, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheet of Material Technologies, Inc., (A Development Stage Company) as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows, for the year then ended. We have also compiled the amounts for the year ended December 31, 2003, included in the column from inception (October 21, 1983) through December 31, 2003, in the statements of operations and cash flows to arrive at the balances for the period from inception (October 21, 1983) through December 31, 2003 and found the totals to be correct. We did not audit any amount prior to January 1, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Material Technologies, Inc. (A Development Stage Company) as of December 31, 2003, and the results of its operations, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




GUMBINER, SAVETT, FINKEL, FINGLESON & ROSE, INC.
SANTA MONICA, CA
March 16, 2004

                          Independent Auditor's Report
                          ----------------------------


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

Jonathon P. Reuben,
Certified Public Accountant
Torrance, California
March 7, 2003

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
==================================================================================================================


                                                                                December 31,        December 31,
                                                                                    2002                2003
                                                                              ----------------    ----------------

ASSETS

     CURRENT ASSETS
       Cash and cash equivalents                                              $       251,782     $        47,664
       Receivable due on research contract                                                  -              28,004
       Receivable from officer                                                         76,109              83,940
       Employee receivable                                                              1,433               1,350
       Receivable from taxing authorities                                                   -                 161
       Prepaid expenses                                                                 1,179               4,179
                                                                              ----------------    ----------------

         TOTAL CURRENT ASSETS                                                         330,503             165,298
                                                                              ----------------    ----------------

     FIXED ASSETS
       Property and equipment, net
           of accumulated depreciation                                                 27,649              20,626
                                                                              ----------------    ----------------

     OTHER ASSETS
       Intangible assets:
         Patents and other, subject to amortization                                    12,120              10,004
       Refundable deposit                                                               2,348               2,348
                                                                              ----------------    ----------------

         TOTAL OTHER ASSETS                                                            14,468              12,352
                                                                              ----------------    ----------------

         TOTAL ASSETS                                                         $       372,620     $       198,276
                                                                              ================    ================

















           See accompanying notes and independent accountants' report




MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
==================================================================================================================


                                                                                December 31,        December 31,
                                                                                    2002                2003
                                                                              ----------------    ----------------

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

     CURRENT LIABILITIES
       Legal fees payable                                                     $       216,782     $       219,154
       Fees payable to R&D subcontractor                                                    -              25,000
       Accounting fees payable                                                         22,443              37,984
       Other accounts payable                                                          15,736              78,671
       Accrued expenses                                                                33,880              17,920
       Accrued officer compensation                                                    75,482             142,446
       Notes payable - current portion                                                 25,688              25,688
       Payable on research and
         development sponsorship                                                      498,731             638,003
       Loans payable - others                                                          59,028              60,438
                                                                              ----------------    ----------------

         TOTAL CURRENT LIABILITIES                                                    947,770           1,245,304

     LONG-TERM DEBT                                                                 1,519,166             345,333
                                                                              ----------------    ----------------

         TOTAL  LIABILITIES                                                         2,466,936           1,590,637
                                                                              ----------------    ----------------

     MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                           -              38,422
                                                                              ----------------    ----------------


     STOCKHOLDERS'  (DEFICIT)
       Class A preferred stock, $.001 par value, authorized 350,000 Shares, issued and outstanding 337 shares at December 31, 2002 and
         and  December 31, 2003                                                             -                   -
       Class B preferred stock, $.001 par value, authorized 200,000 Shares, issued and outstanding 143 shares at December 31, 2002 and
         167 shares at December 31,  2003                                                   -                   -
       Class C preferred stock, $.001 par value, authorized
         25,000,000 shares, issued and outstanding 0 at December 31, 2002
         and 4,050 shares at December 31, 2003                                              -                   4
       Class D preferred stock, $.001 par value, authorized 20,000,000 Shares,
         issued and outstanding 0 shares at December 31, 2002 and                           -               5,440
         5,440,000 shares at December 31, 2003
       Class A Common Stock, $.001 par value, authorized 549,400,000 shares, issued and outstanding 109,228 at December 31, 2002 and 66,488,975 shares at December 31, 2003, Shares held in reserve 101,603 at
         December 31, 2002 and 843 shares at December 31, 2003                            109              66,488
       Class B Common Stock, $.001 par value, authorized 600,000
         Shares, issued and outstanding 300,000 shares at
         December 31, 2002, and 600,000 at December 31, 2003                              300                 600
       Additional paid in capital                                                  11,333,053          13,086,976
       Less notes receivable - common stock                                          (774,311)            (51,096)
       Deficit accumulated during the development stage                           (12,653,467)        (14,539,195)
                                                                              ----------------    ----------------

       TOTAL STOCKHOLDERS' (DEFICIT)                                               (2,094,316)         (1,430,783)
                                                                              ----------------    ----------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
           (DEFICIT)                                                          $       372,620     $       198,276
                                                                              ================    ================



           See accompanying notes and independent accountants' report

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
===================================================================================================================================
                                                                                                                    From Inception
                                                                                                                  (October 21, 1983)
                                                                   For the Year Ended December 31,                     Through
                                                             2001                2002                2003         December 31, 2003
                                                       ----------------    ----------------    ----------------    ----------------

REVENUES
  Sale of fatigue fuses                                $             -     $             -     $             -     $        64,505
  Sale of royalty interests                                          -                   -                   -             198,750
  Research and development revenue                           1,579,823             461,323              41,549           5,066,361
  Test services                                                      -                   -                   -              10,870
                                                       ----------------    ----------------    ----------------    ----------------
    TOTAL REVENUES                                           1,579,823             461,323              41,549           5,340,486
                                                       ----------------    ----------------    ----------------    ----------------

COSTS AND EXPENSES
  Research and development                                   1,493,628             665,435             229,317           5,260,080
  General and administrative                                 3,632,769           3,581,706           1,532,025          13,985,879
                                                       ----------------    ----------------    ----------------    ----------------
    TOTAL COSTS AND EXPENSES                                 5,126,397           4,247,141           1,761,342          19,245,959
                                                       ----------------    ----------------    ----------------    ----------------
    LOSS FROM OPERATIONS                                    (3,546,574)         (3,785,818)         (1,719,793)        (13,905,473)
                                                       ----------------    ----------------    ----------------    ----------------

OTHER INCOME (EXPENSE)
  Interest income                                              102,283              52,782              41,641             342,241
  Interest expense                                             (70,468)           (118,460)           (206,776)           (641,223)
  Forgiveness of indebtedness                                                                                             (289,940)
  Loss on abandonment of interest in joint venture             (33,000)                  -                   -             (33,000)
                                                       ----------------    ----------------    ----------------    ----------------
    TOTAL OTHER INCOME (EXPENSE)                                (1,185)            (65,678)           (165,135)           (621,922)
                                                       ----------------    ----------------    ----------------    ----------------

NET LOSS BEFORE PROVISION FOR
  INCOME TAXES                                              (3,547,759)         (3,851,496)         (1,884,928)        (14,527,395)
PROVISION FOR INCOME TAXES                                        (800)               (800)               (800)            (11,800)
                                                       ----------------    ----------------    ----------------    ----------------

    NET  LOSS                                           $   (3,548,559)    $    (3,852,296)    $    (1,885,728)    $   (14,539,195)
                                                       ================    ================    ================    ================

PER SHARE DATA
    BASIC NET LOSS PER SHARE                            $      (105.49)    $        (61.08)    $         (0.09)
                                                       ================    ================    ================
    WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                  33,640              63,074          20,042,583
                                                       ================    ================    ================























           See accompanying notes and independent accountants' report

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
====================================================================================================================================

                                                                                                                     From Inception
                                                                    For the Year Ended December 31,               (October 21, 1983)
                                                        --------------------------------------------------------        Through
                                                              2001                2002                2003         December 31, 2003
                                                        ----------------    ----------------    ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $    (3,548,559)    $    (3,852,296)    $    (1,885,728)    $   (14,539,195)
                                                        ----------------    ----------------    ----------------    ----------------
  Adjustments to reconcile net loss
    to net cash used in operating activities
  Depreciation and amortization                                   3,755               7,747               9,139             194,751
  Accrued interest income                                       (98,298)            (49,444)            (39,438)           (287,169)
  Gain on sale of securities                                          -                   -                   -            (196,596)
  Charge off of investment in joint venture                      33,000                   -                   -              33,000
  Officers' and directors compensation on stock
    subscription modification                                 1,500,000                   -                   -           1,500,000
  Issuance of common  stock to officer for services
    rendered                                                  1,128,000             260,000             339,617           1,727,617
  Charge-off of deferred offering costs                               -                   -                   -              36,480
  Charge-off of long-lived assets due to impairment                   -                   -                   -              92,919
  Modification of royalty agreement                                   -                   -                   -               7,332
  Gain on foreclosure                                                 -                   -                   -             (18,697)
  (Increase) decrease in accounts receivable                   (255,073)            285,677             (28,004)            (78,332)
  (Increase) in employee advances and other
    receivables                                                       -              (1,433)                (78)             (1,511)
  (Increase) decrease in prepaid expense                           (212)             (1,179)             (3,000)             (4,338)
  Loss on sale of equipment                                           -                   -                   -              12,780
  Issuance of common  stock for services                        804,336           1,286,894             519,336           3,972,992
  Issuance of stock for agreement modification                        -                   -                   -                 152
  Forgiveness of Indebtedness                                         -                   -                   -             215,000
  Increase (decrease) in accounts
    payable and accrued expenses                                267,742            (284,625)            166,848           1,069,837
  Increase in legal fees secured by note payable                      -           1,481,895                   -           1,481,895
  Interest accrued on note payables                              67,718             114,971             199,977             587,703
  Increase in research and development
     sponsorship payable                                              -                   -                   -             218,000
  (Increase) in note for litigation settlement                        -                   -                   -             (25,753)
  (Increase) in deposits                                              -                   -                   -              (2,189)
                                                        ----------------    ----------------    ----------------    ----------------
    TOTAL ADJUSTMENTS                                         3,450,968           3,100,503           1,164,397          10,535,873
                                                        ----------------    ----------------    ----------------    ----------------
  NET CASH  USED IN
   OPERATING ACTIVITIES                                         (97,591)           (751,793)           (721,331)         (4,003,322)
                                                        ----------------    ----------------    ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds From sale of equipment                                     -                   -                   -              10,250
  Purchase of property and equipment                             (5,961)            (29,608)                  -            (266,472)
  Proceeds from sale of securities                                    -                   -                   -             283,596
  Purchase of securities                                              -                   -                   -             (90,000)
  Proceeds from foreclosure                                           -                   -                   -              44,450
  Investment in joint ventures                                        -                   -                   -            (102,069)
  Payment for license agreement                                       -                   -                   -              (6,250)
                                                        ----------------    ----------------    ----------------    ----------------

  NET CASH  USED IN
    INVESTING ACTIVITIES                                         (5,961)            (29,608)                  -            (126,495)
                                                        ----------------    ----------------    ----------------    ----------------










           See accompanying notes and independent accountants' report




MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
====================================================================================================================================

                                                                                                                     From Inception
                                                                    For the Year Ended December 31,               (October 21, 1983)
                                                        --------------------------------------------------------        Through
                                                              2001                2002                2003         December 31, 2003
                                                        ----------------    ----------------    ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds received through the issuance of
    common stock and preferred stock                            366,126           1,153,735             235,198           3,110,583
  Costs incurred in offerings                                   (79,559)           (261,474)            (81,975)           (454,488)
  Purchase of Company's common stock for cancellation                 -                   -             (24,432)            (24,432)
  Sale of common stock warrants                                       -                   -                   -              18,250
  Sale of stock in subsidiary                                         -                   -              38,422             323,005
  Sale of redeemable preferred stock                                  -                   -                   -             150,000
  Capital contributions                                               -                   -                   -             301,068
  Payment on proposed reorganization                                  -                   -                   -              (5,000)
  Loans From officer                                             42,800                   -                   -             778,805
  Officer advances and repayments                               (53,300)            (33,547)                  -            (542,379)
  Increase in notes and loan payable-others                           -                   -             350,000             522,069
                                                        ----------------    ----------------    ----------------    ----------------
    NET CASH FLOWS PROVIDED BY
    FINANCING ACTIVITIES                                        276,067             858,714             517,213           4,177,481
                                                        ----------------    ----------------    ----------------    ----------------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                        172,515              77,313            (204,118)             47,664
BEGINNING BALANCE CASH AND
    CASH EQUIVALENTS                                              1,954             174,469             251,782                   -
                                                        ----------------    ----------------    ----------------    ----------------
ENDING BALANCE CASH AND CASH
    EQUIVALENTS                                         $       174,469     $       251,782     $        47,664     $        47,664
                                                        ================    ================    ================    ================

SUPPLEMENTAL INFORMATION:
  Non-cash investing and financing activities:

     2001
          The Company issued 60,000 shares which was held in reserve in connection with connection with its Straight Documentary Credit.

          The Company issued 698 shares of its common stock in connection with its Regulation S offering.

     2002
          The Company issued an additional 40,000 shares which was held in reserve in connection with its Straight Documentary Credit.

          The Company issued 1,096 shares to the University of Pennsylvania pursuant to the anti-dilutive provision in its licensing agreement with the University.

          The Company's president cancelled 1,322 shares of common stock which he held in escrow pursuant to the escrow agreement that he has with the Company.

          The Company issued 2,741 shares of its common stock in connection with its Regulation S offering.

          The Company issued 397 shares of its common stock as additional consideration pursuant to its anti-dilution provision in its settlement agreement with Mr. Stephen Beck.

     2003
          The Company abandoned its search of funding through its Straight Documentary Credit and cancelled the 100,000 shares that were held in reserve.

          The Company issued 4,242 shares to the University of Pennsylvania pursuant to the anti-dilutive provision in its licensing agreement with the University.

          The Company issued 22,000,000 shares of its common stock in consideration for the assumption by certain third parties of the legal obligation due by the Company to two attorneys amounting to $1,583,127.

          The Company issued 5,000,000 shares of its common stock to its President in consideration for a $50,000 non-recourse promissory note.

          The Company issued 260 shares of its common stock as additional consideration pursuant to its anti-dilution provision in its settlement agreement with Mr. Stephen Beck.

          The President and its Secretary returned 5,001 shares of common stock in consideration for the cancellation of notes due the Company by them for past purchases of the common stock totaling $769,823.

          The Company issued 7,006,479 shares of its common stock in connection with its Regulation S offering.

          Of the 22,000,000 shares of common shares issued in consideration of the assumption of the above-indicated indebtedness 7,440,000 shares were canceled in consideration for the issuance of 2,500,000 shares of Class D Preferred Shares.

          The Company paid the full amount due an attorney firm through the issuance of 1,000 shares of common stock.


     Interest and Taxes Paid:

                                      Taxes        Interest
                                    ---------    ------------

                         2001       $    800     $     2,750
                                    =========    ============
                         2002       $    800     $     2,750
                                    =========    ============
                         2003       $    800     $     2,750
                                    =========    ============


           See accompanying notes and independent accountants' report

                           MATERIAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT))


                                   Class A Common           Class B Common       Class A Preferred Stock  Class B Preferred Stock
                               -----------------------  -----------------------  -----------------------  -----------------------
                                  Shares                   Shares                   Shares                   Shares
                               Outstanding    Amount    Outstanding    Amount    Outstanding    Amount    Outstanding    Amount
                               -----------  ----------  -----------  ----------  -----------  ----------  -----------  ----------

Initial Issuance of Common
  Stock October 21, 1983                 2  $       -             -  $       -             -  $       -             -  $       -
Adjustment to Give Effect
  to Recapitalization on
  December 15, 1986
Cancellation of Shares                  (2)         -             -          -             -          -             -          -
                               -----------  ----------  -----------  ----------  -----------  ----------  -----------  ----------

                                         -          -             -          -             -          -             -          -
Balance - October 21, 1983
Shares Issued By Tensiodyne
  Corporation in Connection
  with Pooling of Interests             42          -             -          -             -          -             -          -
Net (Loss), Year Ended
  December 31, 1983                      -          -             -          -             -          -             -          -
                               -----------  ----------  -----------  ----------  -----------  ----------  -----------  ----------

  Balance December 31, 1983             42          -             -          -             -          -             -          -

Capital Contribution                     -          -             -          -             -          -             -          -
Issuance of Common Stock                 5          -             -          -             -          -             -          -
Costs Incurred in Connection
  with Issuance of Stock                 -          -             -          -             -          -             -          -
Net (Loss), Year Ended
  December 31, 1984                      -          -             -          -             -          -             -          -
                               -----------  ----------  -----------  ----------  -----------  ----------  -----------  ----------

  Balance December 31, 1984             47          -             -          -             -          -             -          -

Capital Contribution                     -          -             -          -             -          -             -          -
Sale of 12,166 Warrants at
  $1.50 Per Warrant                      -          -             -          -             -          -             -          -
Shares Cancelled                        (9)         -             -          -             -          -             -          -
Net (Loss), Year Ended
  December 31, 1985                      -          -             -          -             -          -             -          -
                               -----------  ----------  -----------  ----------  -----------  ----------  -----------  ----------

  Balance December 31, 1985             38          -             -          -             -          -             -          -

Net (Loss), Year Ended
  December 31, 1986                      -          -             -          -             -          -             -          -
                               -----------  ----------  -----------  ----------  -----------  ----------  -----------  ----------

  Balance December 31, 1986             38          -             -          -             -          -             -          -

Issuance of Common Stock
  upon Exercise of Warrants              -          -             -          -             -          -             -          -
Net (Loss), Year Ended
  December 31, 1987                      -          -             -          -             -          -             -          -
                               -----------  ----------  -----------  ----------  -----------  ----------  -----------  ----------

  Balance December 31, 1987             38          -             -          -             -          -             -          -







                                                                                                   Deficit
                               Class C Preferred Stock  Class D Preferred Stock                  Accumulated
                               -----------------------  -----------------------   Additional      During the
                                 Shares                   Shares                    Paid-in      Development
                               Outstanding    Amount    Outstanding    Amount       Capital         Stage
                               -----------  ----------  -----------  ----------  -------------  --------------

Initial Issuance of Common
  Stock October 21, 1983                 -  $       -             -  $       -   $      2,500   $           -
Adjustment to Give Effect
  to Recapitalization on
  December 15, 1986
Cancellation of Shares                   -          -             -          -            (4)               -
                               -----------  ----------  -----------  ----------  -------------  --------------
                                         -          -             -          -          2,496               -
Balance - October 21, 1983
Shares Issued By Tensiodyne                                                                 -               -
  Corporation in Connection                                                                 -               -
  with Pooling of Interests              -          -             -          -          4,342               -
Net (Loss), Year Ended
  December 31, 1983                      -          -             -          -              -          (4,317)
                               -----------  ----------  -----------  ----------  -------------  --------------

  Balance December 31, 1983              -          -             -          -          6,838          (4,317)

Capital Contribution                     -          -             -          -         21,755               -
Issuance of Common Stock                 -          -             -          -         10,700               -
Costs Incurred in Connection
  with Issuance of Stock                 -          -             -          -         (2,849)              -
Net (Loss), Year Ended
  December 31, 1984                      -          -             -          -              -         (21,797)
                               -----------  ----------  -----------  ----------  -------------  --------------

  Balance December 31, 1984              -          -             -          -         36,444         (26,114)

Capital Contribution                     -          -             -          -        200,555               -
Sale of 12,166 Warrants at
  $1.50 Per Warrant                      -          -             -          -         18,250               -
Shares Cancelled                         -          -             -          -              -               -
Net (Loss), Year Ended
  December 31, 1985                      -          -             -          -              -        (252,070)
                               -----------  ----------  -----------  ----------  -------------  --------------

  Balance December 31, 1985              -          -             -          -        255,249        (278,184)

Net (Loss), Year Ended
  December 31, 1986                      -          -             -          -              -         (10,365)
                               -----------  ----------  -----------  ----------  -------------  --------------

  Balance December 31, 1986              -          -             -          -        255,249        (288,549)

Issuance of Common Stock
  upon Exercise of Warrants              -          -             -          -         27,082               -
Net (Loss), Year Ended
  December 31, 1987                      -          -             -          -              -         (45,389)
                               -----------  ----------  -----------  ----------  -------------  --------------

  Balance December 31, 1987              -          -             -          -        282,331        (333,938)




           See accompanying notes and independent accountants' report.




                           MATERIAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT))


                                   Class A Common           Class B Common       Class A Preferred Stock  Class B Preferred Stock
                               -----------------------  -----------------------  -----------------------  -----------------------
                                  Shares                   Shares                   Shares                   Shares
                               Outstanding    Amount    Outstanding    Amount    Outstanding    Amount    Outstanding    Amount
                               -----------  ----------  -----------  ----------  -----------  ----------  -----------  ----------

Issuance of Common Stock
Sale of Stock                            3          -             -          -             -          -             -          -
Services Rendered                        3          -             -          -             -          -             -          -
Net (Loss), Year Ended
  December 31, 1988                      -          -             -          -             -          -             -          -
                               -----------  ----------  -----------  ----------  -----------  ----------  -----------  ----------

  Balance December 31, 1988             44          -             -          -             -          -             -          -

Issuance of Common Stock
Sale of Stock                            4          -             -          -             -          -             -          -
Services Rendered                       36          -             -          -             -          -             -          -
Net (Loss), Year Ended
  December 31, 1989                      -          -             -          -             -          -             -          -
                               -----------  ----------  -----------  ----------  -----------  ----------  -----------  ----------

  Balance December 31, 1989             84          -             -          -             -          -             -          -

Sale of Stock                            2          -             -          -             -          -             -          -
Services Rendered                        6          -             -          -             -          -             -          -
Net Income, Year Ended
  December 31, 1990                      -          -             -          -             -          -             -          -
                               -----------  ----------  -----------  ----------  -----------  ----------  -----------  ----------

  Balance December 31, 1990             92          -             -          -             -          -             -          -

Issuance of Common Stock
Sale of Stock                            1          -             -          -           350          -             -          -
Services Rendered                        4          -             -          -             -          -             -          -
Conversion of Warrants                   -          -             -          -             -          -             -          -
Conversion of Stock                     (6)         -        60,000         60             -          -             -          -
Net (Loss), Year Ended
  December 31, 1991                      -          -             -          -             -          -             -          -
                               -----------  ----------  -----------  ----------  -----------  ----------  -----------  ----------

  Balance December 31, 1991             91          -        60,000         60           350          -             -          -

Issuance of Common Stock
Sale of Stock                           20          -             -          -             -          -             -          -
Services Rendered                        5          -             -          -             -          -             -          -
Conversion of Warrants                   6          -             -          -             -          -             -          -
Sale of Class B Stock                    -          -        60,000         60             -          -             -          -
Issuance of Stock to
  Unconsolidated Subsidiary              5          -             -          -             -          -             -          -
Conversion of Stock                      6          -       (60,000)       (60)            -          -             -          -
Cancellation of Shares                  (7)         -             -          -             -          -             -          -
Net (Loss), Year Ended
  December 31, 1992                      -          -             -          -             -          -             -          -
                               -----------  ----------  -----------  ----------  -----------  ----------  -----------  ----------

  Balance December 31, 1992            126          -        60,000         60           350          -             -          -







                                                                                                   Deficit
                               Class C Preferred Stock  Class D Preferred Stock                  Accumulated
                               -----------------------  -----------------------   Additional      During the
                                 Shares                   Shares                    Paid-in      Development
                               Outstanding    Amount    Outstanding    Amount       Capital         Stage
                               -----------  ----------  -----------  ----------  -------------  --------------

Issuance of Common Stock
Sale of Stock                            -          -             -          -        101,752               -
Services Rendered                        -          -             -          -         70,600               -
Net (Loss), Year Ended
  December 31, 1988                      -          -             -          -              -        (142,335)
                               -----------  ----------  -----------  ----------  -------------  --------------

  Balance December 31, 1988              -          -             -          -        454,683        (476,273)

Issuance of Common Stock
Sale of Stock                            -          -             -          -          2,000               -
Services Rendered                        -          -             -          -         18,000               -
Net (Loss), Year Ended
  December 31, 1989                      -          -             -          -              -         (31,945)
                               -----------  ----------  -----------  ----------  -------------  --------------

  Balance December 31, 1989              -          -             -          -        474,683        (508,218)

Sale of Stock                            -          -             -          -         59,250               -
Services Rendered                        -          -             -          -         32,400               -
Net Income, Year Ended
  December 31, 1990                      -          -             -          -              -         133,894
                               -----------  ----------  -----------  ----------  -------------  --------------

  Balance December 31, 1990              -          -             -          -        566,333        (374,324)

Issuance of Common Stock
Sale of Stock                            -          -             -          -        273,686               -
Services Rendered                        -          -             -          -         64,884               -
Conversion of Warrants                   -          -             -          -              -               -
Conversion of Stock                      -          -             -          -             (6)              -
Net (Loss), Year Ended
  December 31, 1991                      -          -             -          -              -        (346,316)
                               -----------  ----------  -----------  ----------  -------------  --------------

  Balance December 31, 1991              -          -             -          -        904,897        (720,640)

Issuance of Common Stock
Sale of Stock                            -          -             -          -         16,000               -
Services Rendered                        -          -             -          -         15,520               -
Conversion of Warrants                   -          -             -          -         15,000               -
Sale of Class B Stock                    -          -             -          -         14,940               -
Issuance of Stock to
  Unconsolidated Subsidiary              -          -             -          -         71,664               -
Conversion of Stock                      -          -             -          -              6               -
Cancellation of Shares                   -          -             -          -              -               -
Net (Loss), Year Ended
  December 31, 1992                      -          -             -          -              -        (154,986)
                               -----------  ----------  -----------  ----------  -------------  --------------

  Balance December 31, 1992              -          -             -          -      1,038,027        (875,626)




           See accompanying notes and independent accountants' report.




                           MATERIAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT))


                                   Class A Common           Class B Common       Class A Preferred Stock  Class B Preferred Stock
                               -----------------------  -----------------------  -----------------------  -----------------------
                                  Shares                   Shares                   Shares                   Shares
                               Outstanding    Amount    Outstanding    Amount    Outstanding    Amount    Outstanding    Amount
                               -----------  ----------  -----------  ----------  -----------  ----------  -----------  ----------

Issuance of Common Stock
Licensing Agreement                     13          -             -          -             -          -             -          -
Services Rendered                       67          -             -          -             -          -             -          -
Warrant Conversion                      56          -             -          -             -          -             -          -
Cancellation of Shares                 (32)         -             -          -             -          -             -          -
Net (Loss) for Year Ended
  December 31, 1993                      -          -             -          -             -          -             -          -
                               -----------  ----------  -----------  ----------  -----------  ----------  -----------  ----------

  Balance December 31, 1993            230          -        60,000         60           350          -             -          -

Adjustment to Give Effect
  to Recapitalization on
  February 1, 1994                      31          -             -          -             -          -             -          -
Issuance of Shares for
  Services Rendered                    223          -             -          -             -          -             -          -
Sale of Stock                        1,486          2             -          -             -          -             -          -
Issuance of Shares for
  the Modification of
  Agreements                            34          -             -          -             -          -             -          -
Net (Loss) for the Year
  Ended December 31, 1994                -          -             -          -             -          -             -          -
                               -----------  ----------  -----------  ----------  -----------  ----------  -----------  ----------

  Balance December 31, 1994          2,004          2        60,000         60           350          -             -          -

Issuance of Common Stock
  in Consideration for
  Modification of Agreement            153          -             -          -             -          -             -          -
Net (Loss) for the Year
  Ended December 31, 1995                -          -             -          -             -          -             -          -
                               -----------  ----------  -----------  ----------  -----------  ----------  -----------  ----------

  Balance December 31, 1995          2,157          2        60,000         60           350          -             -          -

Issuance of Shares for
  Services Rendered                    165          -             -          -             -          -             -          -
Sale of Stock                           70          -             -          -             -          -             -          -
Issuance of Shares for
  the Modification of
  Agreements                           250          -             -          -             -          -             -          -
Cancellation of Shares Held
  in Treasury                          (62)         -             -          -             -          -             -          -
Net (Loss) for the Year
  Ended December 31, 1996                -          -             -          -             -          -             -          -
                               -----------  ----------  -----------  ----------  -----------  ----------  -----------  ----------

  Balance December 31, 1996          2,580          2        60,000         60           350          -             -          -

Sale of Stock                          100          -             -          -             -          -             -          -
Conversion of Indebtedness             800          1             -          -             -          -             -          -
Class A Common Stock Issued
  in Cancellation of $372,000
  Accrued Wages Due Officer          1,500          2             -          -             -          -             -          -







                                                                                                   Deficit
                               Class C Preferred Stock  Class D Preferred Stock                  Accumulated
                               -----------------------  -----------------------   Additional      During the
                                 Shares                   Shares                    Paid-in      Development
                               Outstanding    Amount    Outstanding    Amount       Capital         Stage
                               -----------  ----------  -----------  ----------  -------------  --------------

Issuance of Common Stock
Licensing Agreement                      -          -             -          -          6,250               -
Services Rendered                        -          -             -          -         13,913               -
Warrant Conversion                       -          -             -          -        304,999               -
Cancellation of Shares                   -          -             -          -         (7,569)              -
Net (Loss) for Year Ended
  December 31, 1993                      -          -             -          -              -        (929,900)
                               -----------  ----------  -----------  ----------  -------------  --------------

  Balance December 31, 1993              -          -             -          -      1,355,620      (1,805,526)

Adjustment to Give Effect
  to Recapitalization on
  February 1, 1994                       -          -             -          -        385,424               -
Issuance of Shares for
  Services Rendered                      -          -             -          -            223               -
Sale of Stock                            -          -             -          -         24,784               -
Issuance of Shares for
  the Modification of
  Agreements                             -          -             -          -              -               -
Net (Loss) for the Year
  Ended December 31, 1994                -          -             -          -              -        (377,063)
                               -----------  ----------  -----------  ----------  -------------  --------------

  Balance December 31, 1994              -          -             -          -      1,766,051      (2,182,589)

Issuance of Common Stock
  in Consideration for
  Modification of Agreement              -          -             -          -            153               -
Net (Loss) for the Year
  Ended December 31, 1995                -          -             -          -              -        (197,546)
                               -----------  ----------  -----------  ----------  -------------  --------------

  Balance December 31, 1995              -          -             -          -      1,766,204      (2,380,135)

Issuance of Shares for
  Services Rendered                      -          -             -          -         16,466               -
Sale of Stock                            -          -             -          -        174,040               -
Issuance of Shares for
  the Modification of
  Agreements                             -          -             -          -              -               -
Cancellation of Shares Held
  in Treasury                            -          -             -          -       (154,600)              -
Net (Loss) for the Year
  Ended December 31, 1996                -          -             -          -              -        (450,734)
                               -----------  ----------  -----------  ----------  -------------  --------------

  Balance December 31, 1996              -          -             -          -      1,802,110      (2,830,869)

Sale of Stock                            -          -             -          -        100,000               -
Conversion of Indebtedness               -          -             -          -        165,999               -
Class A Common Stock Issued
  in Cancellation of $372,000
  Accrued Wages Due Officer              -          -             -          -        371,998               -




           See accompanying notes and independent accountants' report.




                           MATERIAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT))


                                   Class A Common           Class B Common       Class A Preferred Stock  Class B Preferred Stock
                               -----------------------  -----------------------  -----------------------  -----------------------
                                  Shares                   Shares                   Shares                   Shares
                               Outstanding    Amount    Outstanding    Amount    Outstanding    Amount    Outstanding    Amount
                               -----------  ----------  -----------  ----------  -----------  ----------  -----------  ----------

Issuance of Shares for
  Services Rendered                    247          -             -          -             -          -             -          -
Adjustment to Give Effect
  to Recapitalization on
  9-Mar-97                             560          1             -          -             -          -             -          -
Net (Loss) for the Year
  Ended December 31, 1997                -          -             -          -             -          -             -          -
                               -----------  ----------  -----------  ----------  -----------  ----------  -----------  ----------

  Balance December 31, 1997          5,787          6        60,000         60           350          -             -          -

Shares Issued in Cancellation
  of Indebtedness                    2,430          2             -          -             -          -             -          -
Conversion of Options                  500          1             -          -             -          -             -          -
Issuance of Shares for
  Services Rendered                  1,122          1             -          -             -          -             -          -
Shares Issued in Cancellation
  of Redeemable Preferred
  Stock                                 50          -             -          -             -          -             -          -
Shares Returned to Treasury
  and Cancelled                       (560)        (1)            -          -             -          -             -          -
Modification  of Royalty
  Agreement                            733          1             -          -             -          -             -          -
Issuance of Warrants to
  Officer                                -          -             -          -             -          -             -          -
Net (Loss) for the Year
  Ended December 31, 1998                -          -             -          -             -          -             -          -
                               -----------  ----------  -----------  ----------  -----------  ----------  -----------  ----------

  Balance December 31, 1998         10,062         10        60,000         60           350          -             -          -

Shares Issued in Cancellation
  of Indebtedness                    2,175          2             -          -             -          -             -          -
Issuance of Shares for
  Services Rendered                  1,255          1             -          -             -          -             -          -
Shares Issued in Modification
  of Licensing Agreement               672          1             -          -             -          -             -          -
Sale of Stock                          433          -             -          -             -          -             -          -
Net (Loss) for the Year
  Ended December 31, 1999                -          -             -          -             -          -             -          -
                               -----------  ----------  -----------  ----------  -----------  ----------  -----------  ----------

  Balance December 31, 1999         14,597         14        60,000         60           350          -             -          -

Issuance of Shares for
  Services Rendered - as
  restated                             700          1             -          -             -          -             -          -
Shares Issued to Investors
  Pursuant to Settlement
  Agreement                             65          1             -          -             -          -             -          -
Shares Issued for Cash
  and Non-Recourse Promissory
  Note                               5,000          5             -          -             -          -             -          -
Shares Issued for Cash                 400          -             -          -             -          -             -          -
Shares Issued in Cancellation
  of Indebtedness                      100          -             -          -             -          -             -          -
Shares Issued as Compensation
  Pursuant to Escrow
  Agreement                          4,184          4             -          -             -          -             -          -







                                                                                                   Deficit
                               Class C Preferred Stock  Class D Preferred Stock                  Accumulated
                               -----------------------  -----------------------   Additional      During the
                                 Shares                   Shares                    Paid-in      Development
                               Outstanding    Amount    Outstanding    Amount       Capital         Stage
                               -----------  ----------  -----------  ----------  -------------  --------------

Issuance of Shares for
  Services Rendered                      -          -             -          -          2,471               -
Adjustment to Give Effect
  to Recapitalization on
  9-Mar-97                               -          -             -          -             (1)              -
Net (Loss) for the Year
  Ended December 31, 1997                -          -             -          -              -        (133,578)
                               -----------  ----------  -----------  ----------  -------------  --------------

  Balance December 31, 1997              -          -             -          -      2,442,577      (2,964,447)

Shares Issued in Cancellation
  of Indebtedness                        -          -             -          -        169,998               -
Conversion of Options                    -          -             -          -        124,999               -
Issuance of Shares for
  Services Rendered                      -          -             -          -        112,161               -
Shares Issued in Cancellation
  of Redeemable Preferred
  Stock                                  -          -             -          -        150,000               -
Shares Returned to Treasury
  and Cancelled                          -          -             -          -              1               -
Modification  of Royalty
  Agreement                              -          -             -          -          7,331               -
Issuance of Warrants to
  Officer                                -          -             -          -         27,567               -
Net (Loss) for the Year
  Ended December 31, 1998                -          -             -          -              -        (549,187)
                               -----------  ----------  -----------  ----------  -------------  --------------

  Balance December 31, 1998              -          -             -          -      3,034,634      (3,513,634)

Shares Issued in Cancellation
  of Indebtedness                        -          -             -          -        166,665               -
Issuance of Shares for
  Services Rendered                      -          -             -          -         95,098               -
Shares Issued in Modification
  of Licensing Agreement                 -          -             -          -             (1)              -
Sale of Stock                            -          -             -          -        173,540               -
Net (Loss) for the Year
  Ended December 31, 1999                -          -             -          -              -        (539,283)
                               -----------  ----------  -----------  ----------  -------------  --------------

  Balance December 31, 1999              -          -             -          -      3,469,936      (4,052,917)

Issuance of Shares for
  Services Rendered - as
  restated                               -          -             -          -        824,515               -
Shares Issued to Investors
  Pursuant to Settlement
  Agreement                              -          -             -          -             (1)              -
Shares Issued for Cash
  and Non-Recourse Promissory
  Note                                   -          -             -          -      1,994,995               -
Shares Issued for Cash                   -          -             -          -        281,694               -
Shares Issued in Cancellation
  of Indebtedness                        -          -             -          -        100,000               -
Shares Issued as Compensation
  Pursuant to Escrow
  Agreement                              -          -             -          -          4,180               -




           See accompanying notes and independent accountants' report.




                           MATERIAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT))


                                   Class A Common           Class B Common       Class A Preferred Stock  Class B Preferred Stock
                               -----------------------  -----------------------  -----------------------  -----------------------
                                  Shares                   Shares                   Shares                   Shares
                               Outstanding    Amount    Outstanding    Amount    Outstanding    Amount    Outstanding    Amount
                               -----------  ----------  -----------  ----------  -----------  ----------  -----------  ----------

Shares Returned from Escrow           (400)         -             -          -             -          -             -          -
Common Shares Converted into
  Class B Common                       (40)         -        40,000         40             -          -             -          -
Preferred Shares Converted
  into Common                           12          -             -          -           (13)         -             -          -
Net (Loss) for the Year
  Ended December 31, 2000                -          -             -          -             -          -             -          -
                               -----------  ----------  -----------  ----------  -----------  ----------  -----------  ----------

  Balance December 31, 2000         24,618         25       100,000        100           337          -             -          -

Issuance of Shares for
  Services Rendered                  6,185          6             -          -             -          -             -          -
Shares Issued for Cash               4,932          5             -          -             -          -             -          -
Shares Issued in Connection
  with Private Offering                698          -             -          -             -          -             -          -
Shares Issued to Officer             6,000          6             -          -             -          -             -          -
Net (Loss) for the Year
  Ended December 31, 2001                -          -             -          -             -          -             -          -
                               -----------  ----------  -----------  ----------  -----------  ----------  -----------  ----------

  Balance December 31, 2001         42,433         42       100,000        100           337          -             -          -

Issuance of  Shares for
  Services Rendered                 21,835         22             -          -             -          -             -          -
Issuance of  Shares to
  University of Pennsylvania         1,096          1             -          -             -          -             -          -
Shares issued in settlement
  of lawsuit                         1,397          1             -          -             -          -             -          -
Shares Issued for Cash              28,048         28             -          -             -          -           143          -
Offering costs                           -          -             -          -             -          -             -          -
Shares issued in cancellation
  of President's interest in
  patents                                -          -       200,000        200             -          -             -          -
Cancellation of shares in
  stock                             (1,322)        (1)            -          -             -          -             -          -
Shares issued to Company's
  president for past
  compensation                      13,000         13             -          -             -          -             -          -
Shares Issued in Connection
  with Private Offering              2,741          3             -          -             -          -             -          -
Net (Loss) for the Year
  Ended December 31, 2002                -          -             -          -             -          -             -          -
                               -----------  ----------  -----------  ----------  -----------  ----------  -----------  ----------

  Balance December 31, 2002        109,228        109       300,000        300           337          -           143          -

Issuance of  Shares for
  Services Rendered              7,780,333      7,780             -          -             -          -             -          -
Issuance of  Shares to
  University of Pennsylvania         4,242          4             -          -             -          -             -          -
Shares purchased for
  cancellation                      (1,296)        (1)            -          -             -          -             -          -
Shares issued in settlement
  of lawsuit                           260          -             -          -             -          -             -          -







                                                                                                   Deficit
                               Class C Preferred Stock  Class D Preferred Stock                  Accumulated
                               -----------------------  -----------------------   Additional      During the
                                 Shares                   Shares                    Paid-in      Development
                               Outstanding    Amount    Outstanding    Amount       Capital         Stage
                               -----------  ----------  -----------  ----------  -------------  --------------

Shares Returned from Escrow              -          -             -          -              -               -
Common Shares Converted into
  Class B Common                         -          -             -          -            (40)              -
Preferred Shares Converted
  into Common                            -          -             -          -              -               -
Net (Loss) for the Year
  Ended December 31, 2000                -          -             -          -              -      (1,199,695)
                               -----------  ----------  -----------  ----------  -------------  --------------

  Balance December 31, 2000              -          -             -          -      6,675,279      (5,252,612)

Issuance of Shares for
  Services Rendered                      -          -             -          -        804,330               -
Shares Issued for Cash                   -          -             -          -        286,562               -
Shares Issued in Connection
  with Private Offering                  -          -             -          -              -               -
Shares Issued to Officer                 -          -             -          -      1,127,994               -
Net (Loss) for the Year
  Ended December 31, 2001                -          -             -          -              -      (3,548,559)
                               -----------  ----------  -----------  ----------  -------------  --------------

  Balance December 31, 2001              -          -             -          -      8,894,165      (8,801,171)

Issuance of  Shares for
  Services Rendered                      -          -             -          -      1,185,609               -
Issuance of  Shares to
  University of Pennsylvania             -          -             -          -             (1)              -
Shares issued in settlement
  of lawsuit                             -          -             -          -         39,999               -
Shares Issued for Cash                   -          -             -          -      1,153,708               -
Offering costs                           -          -      (200,412)         -       (200,412)              -
Shares issued in cancellation
  of President's interest in
  patents                                -          -             -          -              -               -
Cancellation of shares in
  stock                                  -          -             -          -              1               -
Shares issued to Company's
  president for past
  compensation                           -          -             -          -        259,987               -
Shares Issued in Connection
  with Private Offering                  -          -             -          -             (3)              -
Net (Loss) for the Year
  Ended December 31, 2002                -          -             -          -              -      (3,852,296)
                               -----------  ----------  -----------  ----------  -------------  --------------

  Balance December 31, 2002              -          -             -          -     11,333,053     (12,653,467)

Issuance of  Shares for
  Services Rendered                      -          -             -          -        476,554               -
Issuance of  Shares to
  University of Pennsylvania             -          -             -          -             (4)              -
Shares purchased for
  cancellation                           -          -             -          -        (24,431)              -
Shares issued in settlement
  of lawsuit                             -          -             -          -              -               -




           See accompanying notes and independent accountants' report.




                           MATERIAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT))


                                   Class A Common           Class B Common       Class A Preferred Stock  Class B Preferred Stock
                               -----------------------  -----------------------  -----------------------  -----------------------
                                  Shares                   Shares                   Shares                   Shares
                               Outstanding    Amount    Outstanding    Amount    Outstanding    Amount    Outstanding    Amount
                               -----------  ----------  -----------  ----------  -----------  ----------  -----------  ----------

Shares Issued for Cash              34,030         33             -          -             -          -            24          -
Offering costs                           -          -             -          -             -          -             -          -
Shares issued in cancellation
  of legal fee note payable     22,000,000     22,000             -          -             -          -             -          -
Shares issued to Company's
  president for past
  compensation                  32,000,000     32,000             -          -             -          -             -          -
Shares issued to Company's
  president in consideration
  for note payable               5,000,000      5,000             -          -             -          -             -          -
Officer's compensation
  relating to cancelation of
  Oct. 27, 2000 escrow
  agreement                              -          -             -          -             -          -             -          -
Shares issued in cancellation
  of indebtedness due on legal
  fees                               1,000          1             -          -             -          -             -          -
Shares returned to treasury
  by Company officers in
  consideration for the
  cancellation of notes due
  the Company by them on past
  stock purchases                   (5,001)        (5)            -          -             -          -             -          -
Exchange of Class A Common
  stock for Class B Common            (300)         -       300,000        300             -          -             -          -
Exchange of Class A Common
  stock for Class D Preferred   (7,440,000)    (7,440)            -          -             -          -             -          -
Shares Issued in Connection
  with Private Offering          7,006,479      7,007             -          -             -          -             -          -
Net (Loss) for the Year
  Ended December 31, 2003                -          -             -          -             -          -             -          -
                               -----------  ----------  -----------  ----------  -----------  ----------  -----------  ----------

  Balance December 31, 2003     66,488,975  $   66,488      600,000  $      600          337  $       -           167  $       -
                               ===========  ==========  ===========  ==========  ===========  ==========  ===========  ==========
















                                                                                                   Deficit
                               Class C Preferred Stock  Class D Preferred Stock                  Accumulated
                               -----------------------  -----------------------   Additional      During the
                                 Shares                   Shares                    Paid-in      Development
                               Outstanding    Amount    Outstanding    Amount       Capital         Stage
                               -----------  ----------  -----------  ----------  -------------  --------------

Shares Issued for Cash               4,050          4             -          -        235,161               -
Offering costs                           -          -             -          -        (81,975)              -
Shares issued in cancellation
  of legal fee note payable              -          -             -          -      1,561,127               -
Shares issued to Company's
  president for past
  compensation                           -          -             -          -        288,000               -
Shares issued to Company's
  president in consideration
  for note payable                       -          -             -          -         45,000               -
Officer's compensation
  relating to cancelation of
  Oct. 27, 2000 escrow
  agreement                              -          -             -          -         19,617               -
Shares issued in cancellation
  of indebtedness due on legal
  fees                                   -          -             -          -          9,999               -
Shares returned to treasury
  by Company officers in
  consideration for the
  cancellation of notes due
  the Company by them on past
  stock purchases                        -          -             -          -       (769,818)              -
Exchange of Class A Common
  stock for Class B Common               -          -             -          -           (300)              -
Exchange of Class A Common
  stock for Class D Preferred            -          -     5,440,000      5,440          2,000               -
Shares Issued in Connection
  with Private Offering                  -          -             -          -         (7,007)              -
Net (Loss) for the Year
  Ended December 31, 2003                -          -             -          -              -      (1,866,111)
                               -----------  ----------  -----------  ----------  -------------  --------------

  Balance December 31, 2003          4,050  $       4     5,440,000  $   5,440   $ 13,086,976   $ (14,519,578)
                               ===========  ==========  ===========  ==========  =============  ==============













           See accompanying notes and independent accountants' report.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS


Note 1 - Organization
---------------------

     Material Technologies, Inc. (the "Company") was organized on October 21, 1983, under the laws of the state of Delaware.

     The Company is in the development stage, as defined in FASB Statement 7, with its principal activity being research and development in the area of metal fatigue technology with the intent of future commercial application. The Company has not paid any dividends and dividends that may be paid in the future will depend on the financial requirements of the Company and other relevant factors.

     On January 22, 2003 the Company formed Matech International, Inc., a Nevada corporation ("International"). International was formed as a wholly owned subsidiary of the Company to advertise, market and sell the Company's videoscope technology which is presently utilized in the inspection of stress and crack points in turbine engines on the wings of airplanes.

     At the present time there is no activity in International and the Company does not anticipate nor reasonably foresee any business activity in International in the near future.

     On March 13, 2003 the Company formed Matech Aerospace, Inc., a Nevada corporation ("Aerospace"). Aerospace was formed as a wholly owned subsidiary of the Company to advertise, market and sell all manufacturing and marketing rights to the Company's products and technologies in all commercial markets within the United States. During 2003, Aerospace sold shares of its common stock to investors. As of December 31, 2003, the Company holds a 99% interest in Aerospace.

     On September 23, 2003, the Company's Board of Directors affected a 1,000 for 1 reverse stock split of its Class A Common Stock and all classes of its Preferred Stock. The financial statements presented herein have been restated as if the reverse stock split occurred at the beginning of each period presented.

     The Company maintains significantly all of its cash deposits at one bank. The Company's average cash balance with this bank from time-to-time exceeds the insured limits of $100,000 as provided by the FDIC.

Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------


     a.   Principles of consolidation

          The accompanying financial statements include the accounts and transactions of Material Technologies, Inc.and its wholly owned subsidiaries, Matech International, Inc and Matech Aerospace, Inc. Intercompany transactions and balances have been eliminated in consolidation.

     b.   Accounts Receivable

          Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

     c.   Allowance for Doubtful Accounts

          The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.

     d.   Property and Equipment

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

          Material Technologies, Inc. depreciates its property and equipment as follows:

            Financial statement reporting - straight line method as follows:

                 Machinery                                        5 years
                 Computer equipment                             3-5 years
                 Office equipment                                 5 years

            Long-Lived Assets

            As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value..

     e.   Net Loss Per Share

          The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS") that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic and diluted EPS. Basic and diluted EPS is calculated by dividing net loss by the weighted average shares number of shares outstanding during the year.

     f.   Accounting Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     g.   Fair Value of Financial Instruments

          The Company estimates the fair value of its financial instruments at their current carrying amounts since the assets and liabilities approximate their respective fair values.

     h.   Stock Based Compensation

          For 1998 and subsequent years, the Company has adopted FASB Statement 123 which establishes a fair value method of accounting for its stock-based compensation plans. Prior to 1998, the Company used APB Opinion 25.

     i.   Revenue Recognition

          Significantly all of the Company's revenue is derived from the Company's contracts relating to the further development of the Electrochemical Fatigue Sensor (EFS). Revenue on the contracts is recognized at the time services are rendered. . The Company bills monthly for services pursuant to these contracts at which time revenue is recognized for the period that the respective invoice relates. The Company's contracts relating to work performed for the United States Air Force expired in 2002. In October 2003, the Company entered into a contract to provide research services to Northrop Grumman in connection with the application of the Company's Electrochemical

          Fatigue Sensor to detect stress on military vehicles. The Contract expires in September 2005 and has an approved budget of $215,281. This gross amount includes out-of pocket expenses relating to third party engineering and other related costs.

          All other revenue is reported in the period that the income was earned.

     j.   Cash and Cash Equivalents

          For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

     k.   Income Taxes

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

     l.   Recent Accounting Pronouncements

          The FASB recently issued the following statements:

          Statement No. 149
            Amendment of Statement 133 on Derivative Instruments and Hedging Activities

            This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.

          Statement No. 150

            Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

            This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity

            These FASB statements did not have, or are not expected to have, a material impact on the Company's financial position and results of operations.


Note 3 - Accounts Receivable
----------------------------

     Accounts receivable consists entirely of amounts due under the Company's research and development contracts and consists of the following:

                                                            December 31,
                                                        2002            2003
                                                      -------         -------
          Accounts receivable                        $   8,362      $  28,004
          Less allowance for doubtful accounts          (8,362)           --
                                                     ----------     ----------
                                                     $      --      $ 28,004
                                                     ==========     ==========


Note 4 - Intangibles
--------------------

     Intangible assets consist of the following:

                           Period of              December 31,
                           Amortization        2002           2003
                           ------------      -------        ------

     Patent Costs            17 Years       $  28,494      $ 28,494
     License Agreement       17 Years           6,250         6,250
          (See Note 5)
     Website                 5  Years           5,200         5,200
                                            ----------     ---------
                                               39,944        39,944
        Less Accumulated Amortization         (27,824)      (29,940)
                                            ----------     ---------

                                            $  12,120      $ 10,004
                                            ==========     =========

     Amortization charged to operations for 2001, 2002, and 2003 were $2,249, and $3,080, and $2,116 respectively.

     Estimated amortization expense for the next five years is as follows:

               2004          $2,116
               2005          $2,116
               2006          $1,856
               2007          $1,076
               2008          $1,076

     In December 2003, the Company's President and Vice-President filed on behalf of the Company an application with the United States Patent and Trademark Office for a patent on the Company's Vidioscope.


Note 5 - License Agreement
--------------------------

     The Company has entered into a license agreement with the University of Pennsylvania regarding the development and marketing of the EFS. The EFS is designed to measure electrochemically the state of fatigue damage in a metal structural member. The Company is in the final stage of developing the EFS.

     Under the terms of the agreement the Company issued to the University 13 shares of its common stock, and a 5% royalty on sales of the product. The Company valued the licensing agreement at $6,250. The license terminates upon the expiration of the underlying patents, unless sooner terminated as provided in the agreement. The Company is amortizing the license over 17 years.

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

     The parties agreed that the balance owed on the Sponsorship Agreement was $200,000 and commencing June 30, 1997, the balance due will accrue interest at a rate of 1.5% per month until the loan matures on December 16, 2001, when the loan balance and accrued interest become fully due and payable. In addition, under the agreement, the Company's President agreed to limit his compensation from the Company to $150,000 per year until the loan and accrued interest is fully paid. Interest charged to operations for 2001, 2002, and 2003, relating to this obligation was $64,472, $76,078, and $139,272 respectively. The balance of the note at December 31, 2002, and 2003, was $498.731 and $638,003, respectively.

     In addition, pursuant to the anti-dilution provision of the Sponsorship Agreement, the Company was required to issue an additional 5,338 shares to the University through December 31, 2003 pursuant to the revised agreement. As indicated, the Note matured on December 16, 2001 and the Company has not made any payments and under the terms of the agreement, it is in default. The Company is currently in discussions with the University regarding the default and other related matters.


Note 6 - Property and Equipment
-------------------------------

     The following is a summary of property and equipment:

                                                   December 31,
                                               2002           2003
                                              ------         ------

     Office and computer equipment          $  24,142      $  24,142
     Manufacturing equipment                  129,675        129,675
                                            ---------      ---------
                                              153,817        153,817
         Less: Accumulated
            Depreciation                     (126,168)      (133,191)
                                            ---------      ---------
                                            $  27,649      $  20,626
                                            =========      =========

     Depreciation charged to operations was $1,044, $4,667, and $7,023 for 2001, 2002, and 2003, respectively. The Company's equipment has been pledged as collateral on the agreement with Advanced Technology Center (See Note 9(b)).


Note 7 - Notes and Loans Payable
--------------------------------

     a. On May 27, 1994, the Company borrowed $25,000 from Mr. Sherman Baker, a current shareholder. The loan is evidenced by a promissory note that is assessed interest at major bank prime rate. The note matured on May 31, 2002, when principal and accrued interest became fully due and payable. The Company has pledged its patents as collateral against this loan. The loan has not been paid and is now in default.

          As additional consideration for the loan, the Company granted to Mr. Baker, a 1% royalty interest in the Fatigue Fuse and a 0.5% royalty interest in the Electrochemical Fatigue Sensor. The Company has not placed a value on the royalty interest granted. The balance due on this loan as of December 31, 2002, and 2003, was $58,859, and $50,269, respectively. Interest charged to operations for 2001 2002, and 2003 was $3,246, $1,622, and $1,622, respectively. At the end of 2003, it was discovered that the Company had over accrued interest on the loan by $10,213, which was credited against interest in that year.

     b. In October 1996, the Company borrowed $25,000 from an unrelated third party. The loan was assessed interest at an annual rate of 11% and matured on October 15, 2000. In addition the Company issued warrants to the lender for the purchase of 25 shares of the Company's common stock at a price of $1.00 per share. The loan balance as of December 31, 2002 and 2003 was $25,688 and $25,688, respectively. Interest charged to operations on this loan in 2001, 2002, and 2003, was $2,750, $2,750, and $2,750, respectively.

          The Company did not pay any principal amounts due on this note when it matured on October 15, 2000, and the note is in default.

     c. On April 28, 2003, the Company borrowed $10,000 from a third party. The loan is unsecured, non-interest bearing, and due on demand.

     d. On September 23, 2003, the Company entered into a Class A Senior Secured Convertible Debenture (the "Debenture") with Palisades Capital, LLC or its registered assigns ("Palisades"), pursuant to which Palisades has agreed to loan to the Company up to $1,500,000, which is expected to be funded in full within twelve months. Under the Debenture, Palisades has the option, after March 30, 2004, to convert the principal amount of all moneys loaned under the Debenture, together with accrued interest, into Common Stock of the Company at the lesser of (i) 50% of the average ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date or (ii) $0.10 (the lesser of the two being referred to as the "Conversion Price"). In the event Palisades loans the full $1,500,000 face amount of the Debenture to the Company and subsequently elects to exercise its right to convert the Debenture into the Company's Common Stock at a time when the Conversion Price is less than four cents per share Palisades would receive at least fifty million (50,000,000) shares of Common Stock resulting in a change in control of the Common Stock of the Company. However, Mr. Bernstein would still retain voting control as a result of his holding of one hundred percent (100%) of the Class B Common Stock.

          In addition, Palisades assumed the Company's $1,583,128 obligation to two attorneys in exchange for the Company issuing Palisades 22,000,000 shares of common stock and warrants to acquire 30,000,000 shares of common stock for $0.10 per share to seven investors who were the holders of such debt (the "Debt Holders"). Palisades required, as a condition to its agreement to enter into the Debenture described above, that the Company first enter into the settlement with the Debt Holders and thereby reduce the amount of debt on the Company's balance sheet by approximately $1,500,000. The Warrants contain a provision limiting the exercise of the warrants to a number of shares that do not exceed an amount that would cause the holder of each such Warrant to beneficially own 4.99% of the outstanding common stock of the Company, and, in addition, the Warrants vest only in proportion to the amount ultimately funded under the Debenture as a percentage of the $1,500,000 face value.

          Finally, the Company's President entered into a voting agreement and irrevocable proxy, which provides that until September 23, 2006, if an Event of Default, as defined in the Debenture in favor of Palisades continues for a period of not less than 30 days, all Class B Common Stock which Mr. Bernstein owns of record, or becomes the owner of record in the future will be voted in accordance with the directions of Mr. Monty Freedman, or his designated successor. This loss of voting rights would affect a change in the voting control of the Company.

          The debenture bears interest at an annual rate of 10% and matures on December 31, 2006 when the principal and accrued interest becomes fully due. During 2003, the Company was advanced $340,000 from Palisades The balance of the debenture at December 31, 2003 was $345,333 including $5,333 of accrued interest which was charged to operations.

          From January 1, 2004 through March 25, 2004, the Company received further advances on the debenture amounting to $265,000.


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

     An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will materialize. The allowance for federal income tax benefits for 2001, 2002 and 2003 were $2,689,324, $3,887,003 and
     $4,467,177, respectively. The allowance for state income tax benefits for 2001, 2002, and 2003 were $776,431, $1,116,903 and $1,283,529, respectively. As of December 31, 2003, the Company has unused operating loss carryforwards of $14,539,195, which expire in various years through 2022, and future state benefits which will expire in various years through 2013.

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

     b. On August 30, 1986, the Company entered into a funding agreement with the Advanced Technology Center ("ATC"), whereby ATC paid $45,000 to the Company for the purchase of a royalty of 3% of future gross sales and 6% of sublicensing revenue. The royalty is limited to the $45,000 plus an 11% annual rate of return. At December 31, 2002, and 2003, the future royalty commitment was limited to $252,136 and $ 279,871, respectively.

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

          At December 31, 2002, and 2003, the total future royalty commitments, including the accumulated 26% annual rate of return, were limited to approximately $ 3,070,380, and $3,869,057, respectively. If the Company defaults on the agreement, then the obligation relating to this agreement becomes secured by the Company's patents, products, and accounts receivable, which may be related to technology developed with the funding.

     d. In 1994, the Company issued to Variety Investments, Ltd. of Vancouver, Canada ("Variety") a 22.5% royalty interest on the Fatigue Fuse in consideration for the cash advances made to the Company by Variety.

          In December 1996, in exchange for the Company issuing 250,000 shares of its Common Stock to Variety, Variety reduced its royalty interest to 20%. In 1998, in exchange for the Company issuing 733 shares of its Common Stock to Variety, Variety reduced its royalty interest to 5%.

     e. As discussed in Note 5, the Company granted a 1% royalty interest in the Company's Fatigue Fuse and a .5% royalty interest in its Electrochemical Fatigue Sensor to Mr. Sherman Baker as part consideration on a $25,000 loan made by Mr. Baker to the Company.

          A summary of royalty interests that the Company has granted and are outstanding as of December 31, 2003, follows:

                                                     Fatigue     Fatigue
                                                      Fuse        Sensor
                                                     -------     -------

          Tensiodyne 1985-1 R&D Partnership             -- *        --
          Advanced Technology Center
            Future Gross Sales                        6.00%*        --
            Sublicensing Fees                           -- **       --
          Variety Investments, Ltd                    5.00%         --
          University of Pennsylvania
            Net Sales of Licensed Products              --        7.00%
            Net Sales of Services                       --        2.50%
          Sherman Baker                               1.00%       0.50%
                                                     -------     -------

                                                     12.00%      10.00%
                                                     =======     =======

          * Royalties limited to specific rates of return as discussed in Notes 9(a) and (b) above.
          ** The Company granted 12% royalties on sales from sublicensing. These royalties are also limited to specific rates of return as discussed in Note 9(b) and (c) above.

     f.   Operating Leases

          The Company leases its existing office on a month-to-month basis.

          Rental expense charged to operations for the years ended December 31, 2001, 2002, and 2003 was $29,468, $28,176, and $28,176, which consisted solely of minimum rental payments.

     g.   Straight Documentary Credit

          On October 10, 2001, the Company entered into an arrangement to obtain a Straight Documentary Credit for $12,500,000. Under the terms of the commitment, the Company issued 100,000 shares of its common stock as collateral. The Company reflected the 100,000 shares as held in reserve. In 2003, the Company abandoned its efforts to find financing using the Straight Documentary Credit and the 100,000 shares were returned to the Company and subsequently cancelled.

     h.   Litigation

          In July 2002, the Company settled its pending lawsuit with Mr. Beck. Under the terms of the settlement, Mr. Beck received 1,000 shares of the Company's common stock. The shares to be issued are subject to anti-dilution provisions for a period of five years. The Company valued the shares issued to Mr. Beck at $40,000, the quoted price of the shares on date of issuance was charged to operations, accordingly. During 2002 and 2003, the Company issued Mr. Beck an additional 657 shares of common stock pursuant to the anti-dilutive provision of the settlement agreement.

          In addition, pursuant to the agreement that the Company had with the attorneys who represented it in this matter, a contingent fee of $1,481,895 became due them upon the settlement of the case. The balance of this obligation at September 23, 2003 including accrued interest of $1,583,128 was assumed by Palisades Capital LLC in exchange for receiving 22,000,000 shares of the Company's common stock (See Note 7). Interest charged to operations for 2002 and 2003 amounted to $37,271, and $63,962, respectively.


Note 10 - Investments
---------------------

     The Company owns 65,750 shares of Class A Common Stock of Tensiodyne Corporation. At December 31, 2003, there was no market for these shares and the Company valued its interest at $0.

     On January 1, 2003 the Company formed Integrated Metal Technologies, Inc., a Delaware corporation ("IMT"). The Company owns 51% of the outstanding shares of IMT and the remaining 49% of the outstanding shares are owned by Austin Tech, LLC, a Texas limited liability company. IMT was initially capitalized with two separate technology license agreements. The first technology license agreement is by and between the Company and IMT. That license provides for the use by IMT of certain proprietary technology for measuring microscopic fractures in metal structures and monitoring metal fatigue using miniature low-cost, state-of-the-art devices. The license is further restricted to only those applications in which the technology can be used in combination with, simultaneously or as an integral part of certain technologies developed or provided by Austin Tech, LLC, a Texas limited liability company. Additionally, the license further restricts use of the technology in only the following markets: a) bridges, b) tunnels, c) tank farms, and d) railroads. The Company granted IMT an exclusive, royalty free license to use this technology in the countries of Mexico, Brazil, United States of America, Lebanon, Saudi Arabia, Argentina, United Arab Emirates, Jordan, Qatar, Kuwait, Egypt, Canada, Norway, Sweden, Finland, Denmark and Iceland. The license expires on January 1, 2005 ("Term"), unless earlier terminated in accordance with its terms.

     The second technology license agreement is by and between IMT and Austin Tech, LLC, a Texas limited liability company. That license provides for the use by IMT of certain proprietary technology for wireless data acquisitions and delivery.

     At the present time there is no activity in IMT and the Company does not anticipate nor reasonably foresee any business activity in IMT in the near future.


Note 11 - Stockholders' Equity
------------------------------

     a.   Common Stock

          The holders of the Company's Common Stock are entitled to one vote per share of common stock held.

     b.   Class B Common Stock

          The holders of the Company's Class B Common Stock are not entitled to dividends, nor are they entitled to participate in any proceeds in the event of a liquidation of the Company. However, the holders are entitled to 1,000 votes for each share of Class B Common Stock held.

     c.   Class A Preferred Stock

          During 1991, the Company sold to a group of 15 individuals, 2,585 shares of $100 par value preferred stock and warrants to purchase 2,000 shares of common stock for a total consideration of $258,500.

          In the Company's 1994 spin off, these shares were exchanged for 350 shares of the Company's Class A Convertible Preferred Stock and 300,000 shares of its Common Stock. The holders of these shares have a liquidation preference to receive out of assets of the Company, an amount equal to $.72 per one share of Class A Preferred Stock. Such amounts shall be paid upon all outstanding shares before any payment shall be made or any assets distributed to the holders of the common stock or any other stock of any other series or class ranking junior to the Shares as to dividends or assets.

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

          In 2000, a holder of 13 shares of preferred stock exchanged these shares for 12,259 shares of the Company's common stock. The 13 shares of preferred were subsequently cancelled.

     d.   Class B Preferred Stock

          During 2002 and 2003, the Company sold to its legal counsel 167, shares of its Class B Preferred Stock for $165,350. These shares are convertible to shares of the Company's common stock at a conversion price of $.50 per share. The shares accrue interest at 8% payable out of earnings before income tax, depreciation, and amortization. The accrued interest is cumulative.

     e.   Class C Preferred Stock

          In May 2003, the Company sold 4,050 units. Each unit consisted of one share of the Company's Class C Preferred Stock and warrants to purchase one share of the Company's Class A Common Stock and one share of the Company's Class B common stock. The total amount that the Company received from selling the 4.050 units was $40,405. Class A Warrants expire one year after issuance and entitles the warrant holder the right to purchase one share of the Company's Class A common stock at a price set forth in the respective Warrant which is dependent on the phase wherein the Warrant was offered. Class B Warrants expire two years after issuance and entitles the warrant holder the right to purchase one share of the Company's Class B common stock at a price set forth in the respective Warrant which is dependent on the phase wherein the Warrant was offered.

          Conversion prices for the Class A Common Stock Warrants range from $.05 per share in Phase A to the greater of $.30 or 1.5 times the average bid price at the date of the commencement of the Phase D.

          Conversion prices for the Class B Common Stock Warrants range from $.10 per share in Phase A to the greater of $.35 or 1.5 times the average bid price at the date of the commencement of the Phase D offering.

          Each shareholder of Class C preferred is entitled to receive a cumulative dividend of 8% simple interest per annum for a period of two years. Dividends do not accrue or are payable except out of earnings generated by the Company net of interest, taxes, depreciation, and amortization ("EBITDA"). Holders of the Class C Preferred Stock are junior to holders of the Company's Class A and B Preferred Stock but hold a higher position than common shareholders in terms of liquidation rights. Holders of Class C Preferred have no voting rights, Each holder of Class C Preferred stock have the right to convert their shares to Class A Common Stock on a one-to-one basis.

          The Company requires an approval of at least two-thirds of the holders of Class C Preferred in order to alter or change their rights or privileges by way of a reverse stock split, reclassification, merger, consolidation or otherwise, so as to adversely affect the manner by which the shares of Class C Preferred Stock are converted into common shares.

     f.   Class D Preferred Stock

          On December 29, 2003, certain shareholders exchanged 7,440,000 shares of common stock in exchange for the issuance of 5,440,000 shares of Class D Preferred Stock. Holders of Preferred D stock have no voting rights and are junior to holders of all classes of Preferred stock and senior to common shareholders in terms of liquidation rights. Class D Preferred Stockholders are entitled to dividends as declared by the Company's board. Each share of Class D Preferred is convertible at the holder's option into one share of the Company's common stock.

     g.   Issuances Involving Non-cash Consideration

          All issuances of the Company's stock for non-cash consideration have been assigned a dollar amount equaling the quoted market price of the shares at date of issuance or the fair market value of the non-cash consideration received, whichever is more readily determinable. In certain issuances, the Company may discount the value assigned to the issued shares for illiquidity and restrictions on resale.

          On January 9, 2001, the Company issued 100 shares of its common stock to a member of the Company's advisory board for consulting services. These shares were valued at their quoted market price at date of issuance amounting to $18,800. Also on January 9, 2001, the Company issued 50 shares of its common stock to a consultant for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $9,400. On January 10, 2001, the Company issued 100 shares each to two employees pertaining to services rendered on the Company's research project. These shares were valued at their quoted market price at date of issuance amounting $31,200. On January 11, 2001, the Company issued 100 shares of its common stock to an attorney for legal services. These shares were valued at their quoted market price at date of issuance amounting to $12,500. On March 6, 2001, the Company issued its President 6,000 shares of common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting $1,128,000. On April 6, 2001, the

          Company issued a consultant 200 shares of its common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting $21,800. On April 17, 2001, the Company issued a consultant 250 shares of its common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $22,500. On April 20, 2001, the Company issued to two consultant 50 shares each of its common stock for marketing services rendered. These shares were valued at their quoted market price at date of issuance amounting to $9,000. On May 3, 2001, the Company issued to one of its employee's 100 shares of its common stock for services rendered on the Company's research project. These shares were valued at their quoted market price at date of issuance amounting to $9,000. Also on May 3, 2001, the Company issued a consultant 100 shares of its common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $9,000. On June 8, 2001, the Company issued a consultant 1,000 shares of its common stock for past marketing services rendered. These shares were valued at $50,000, the balance due for the services rendered. On June 12, 2001, the Company issued its executive assistant 25 shares of its common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $2,750. On July 5, 2001, the Company issued an attorney 50 shares of its common stock for legal services rendered. These shares were valued at their quoted market price at date of issuance amounting to $5,000. On July 26, 2001, the Company issued a consultant 200 shares of its common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $26,000. On August 6, 2001, the Company issued a consultant 125 shares of its common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $16,250. On August 9, 2001, the Company issued an attorney 265 shares of its common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $39,750. On August 29, 2001, the Company issued 50 shares of its common stock to one consultant and 300 shares of its common stock to another consultant for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $42,000. On September 6, 2001, the Company issued a consultant 38 shares of its common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $3,750. On September 14, 2001, the Company issued a consultant 50 shares of its common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $5,000. On September 19, 2001, the Company issued a consultant 125 shares of its common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting $11,250. On October 8, 2001, the Company issued to two of its employees 300 shares of its common stock each for services rendered in connection with the Company research project. These shares were valued at their quoted market price at date of issuance amounting to $102,000. On October 16, 2001, the Company issued a consultant 50 shares of its common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $4,560. On October 18, 2001, the Company issued its executive assistant 20 shares of its common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $4,000. On October 23, 2001, the Company issued an attorney 150 shares of its common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $33,000. On October 25, 2001, the Company issued 698 of its common stock as additional fees pertaining to its Regulation S offering.. These shares were valued at their quoted market price at date of issuance amounting to $118,635. On November 6, 2001, the Company issued an attorney 350 shares of its common stock for legal services rendered. These shares were valued at their quoted market price at date of issuance amounting to $56,000. On November 14, 2001, the Company issued a consultant 150 shares of its common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $33,000. On November 17, 2001, the Company issued to the same consultant 108 shares of its common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $16,125. On December 20, 2001, the Company issued to three consultants a total of 530 shares of its common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $90,325.

          The value assigned to shares issued for services were charged to operations. Additional shares issued to the University of Pennsylvania were issued pursuant to a non-dilution provision of the agreement between the Company and the University and were valued at par and charged against paid-in capital. Shares issued in cancellation of indebtedness were charged against the balance of the debt owed, and shares issued relating to the Regulation S offerings were charged against the related proceeds received.

          On January 11, 2002, the Company issued a consultant 20 shares of its common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $3,200. On January 30, 2002, the Company issued a consultant 15 shares of its common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $2,850. On February 13, 2002, the Company issued 4 shares its common stock for clerical services rendered. These shares were valued at their quoted market price at date of issuance amounting to $760. On February 14, 2002, the Company issued a consultant 400 shares of its common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $72,000. On March 4, 2002, the Company issued its executive assistant 25 shares of its common stock. These shares were valued at their quoted market price at date of issuance amounting to $6,750. Also on March 4, 2002, the Company issued to six individuals a total of 650 shares of its common stock for consulting services rendered. These shares were valued at their quoted market price at date of issuance amounting to $175,500. On March 15, 2002, the Company issued 150 shares of its common stock for consulting services rendered. These shares were valued at their quoted market price at date of issuance amounting to $37,500. On March 18, 2002, the Company issued 150 shares of its common stock for consulting services rendered. These shares were valued at their quoted market price at date of issuance amounting to $22,500. On March 19, 2002, the Company issued to 125 shares of its common stock for legal services rendered. These shares were valued at their quoted market price at date of issuance amounting to $20,000. On April 2, 2002, the Company issued to two members of its advisory board a total of 470 shares of its common stock for consulting services rendered. These shares were valued at their quoted market price at date of issuance amounting $65,789. On April 2, 2002, the Company issued its executive assistant 25 shares of its common stock. These shares were valued at their quoted market price at date of issuance amounting to $3,500. On April 4, 2002, the Company issued 120 shares of its common stock for legal services rendered. These shares were valued at their quoted market price at date of issuance amounting to $16,800. On April 4, 2002, the Company issued 4 shares its common stock for clerical services rendered. These shares were valued at their quoted market price at date of issuance amounting to $560. On April 10, 2002, the Company issued to 42 shares of its common stock for legal services rendered. These shares were valued at their quoted market price at date of issuance amounting to $5,473. On April 12, 2002, the Company issued to 105 shares of its common stock for legal services rendered. These shares were valued at their quoted market price at date of issuance amounting to $14,000. On April 25, 2002, the Company issued 550 shares of its common stock for consulting services rendered. These shares were valued at their quoted market price at date of issuance amounting to $49,500. On May 10, 2002, the Company issued 215 shares of its common stock for legal services rendered. These shares were valued at their quoted market price at date of issuance amounting to $32,250. On May 10, 2002, the Company issued 115 shares of its common stock for legal services rendered. These shares were valued at their quoted market price at date of issuance amounting to $17,250. On May 21, 2002, the Company issued 400 shares of its common stock for consulting services rendered. These shares were valued at their quoted market price at date of issuance amounting to $36,000. On May 22, 2002, the Company issued 1,000 shares of its common stock for legal services rendered. These shares were valued at their quoted market price at date of issuance amounting to $90,000. On June 5, 2002, the Company issued 150 shares of its common stock for consulting services rendered. These shares were valued at their quoted market price at date of issuance amounting to were $9,000. On June 5, 2002, the Company issued 50 shares of its common stock for legal services rendered. These shares were valued at their quoted market price at date of issuance amounting to $3,000. On June 6, 2002, the Company issued 50 shares of its common stock for consulting services rendered. These shares were valued at their quoted market price at date of issuance amounting to $3,000. On July 3, 2002, the Company issued 1,000 shares of its common stock for legal services rendered. These shares were valued at their quoted market price at date of issuance amounting to $50,000. On July 3, 2002, the Company issued 250 shares of its common stock for consulting services rendered. These shares were valued at their quoted market price at date of issuance amounting to $12,500. On July 8, 2002, the Company issued 200 shares of its common stock for legal services rendered. These shares were valued at their quoted market price at date of issuance amounting to $8,000. On July 8, 2002, the Company issued 200 shares of its common stock for consulting services rendered. These shares were valued at their quoted market price at date of issuance amounting to $8,000. On July 26, 2002, the Company issued 1,000 shares of its common stock to Stephen

          Beck in settlement of the lawsuit he filed against the Company for alleged compensation due him. These shares were valued at their quoted market price at date of issuance amounting to $40,000. On August 5, 2002, the Company issued 1,000 shares of its common stock to an employee for services rendered in connection for the development of the fatigue fuse. These shares were valued at their quoted market price at date of issuance amounting to $40,000. On August 5, 2002, the Company issued 1,230 shares of its common stock for legal services. These shares were valued at their quoted market price at date of issuance amounting to $49,200. On August 14, 2002, the Company issued 1,000 shares of its common stock for legal services. These shares were valued at their quoted market price at date of issuance amounting to $40,000. On August 29, 2002, the Company issued 1,000 shares of its common stock for legal services. These shares were valued at their quoted market price at date of issuance amounting to $30,000. On September 5, 2002, the Company issued 300 shares of its common stock for consulting services rendered. These shares were valued at their quoted market price at date of issuance amounting to $6,000. On September 5, 2002, the Company issued 75 shares of its common stock for legal services. These shares were valued at their quoted market price at date of issuance amounting to $1,500. On September 10, 2002, the Company issued 2,000 shares of its common stock for consulting services. These shares were valued at their quoted market price at date of issuance amounting to $60,000. On September 11, 2002, the Company issued 1,000 shares of its common stock for legal services. These shares were valued at their quoted market price at date of issuance amounting to $20,000. On September 12, 2002, the Company issued 2,500 shares of its common stock for legal services. These shares were valued at their quoted market price at date of issuance amounting to $50,000. On October 7, 2002, the Company issued 2,500 shares of its common stock for consulting services. These shares were valued at their quoted market price at date of issuance amounting to $75,000. On October 9, 2002, the Company issued its executive assistant 50 shares of its common stock. These shares were valued at their quoted market price at date of issuance amounting to $1,500. On October 29, 2002, the Company issued 250 shares of its common stock for consulting services. These shares were valued at their quoted market price at date of issuance amounting to $5,000. On December 6, 2002, the Company issued 50 shares of its common stock for consulting services. These shares were valued at their quoted market price at date of issuance amounting to $19,500. On December 6, 2002, the Company issued 250 shares of its common stock for legal services. These shares were valued at their quoted market price at date of issuance amounting to $7,500. On December 16, 2002, the Company issued 1,000 shares of its common stock to a member of the Company's advisory board. These shares were valued at their quoted market price at date of issuance amounting to $30,000. On December 17, 2002, the Company issued 1,000 shares of its common stock for legal services. These shares were valued at their quoted market price at date of issuance amounting to $30,000. On December 18, 2002, the Company issued 13,000 shares of its common stock to its president for past compensation due him. These shares were valued at their quoted market price at date of issuance amounting to $260,000.

          The value assigned to shares issued for services were charged to operations. Shares issued for legal services included services rendered in connection with the Beck matter as discussed and preparation of the Company's registration statement. During 2002, the Company issued 2,042 shares of Class A Common Stock as additional consideration in connection with the Company's Regulation S offering. In addition, the Company issued 200 shares of the Company's Class B common shares to its President in consideration for the relinquishment of his total interest in the Company's patents. In addition, during 2002, the Company cancelled 450 shares of its common stock previously issued to consultants. The value assigned to these cancelled shares was $48,250 was credited against operations. The Company also issued 1,398 shares of its Class A Common Stock to Mr. Stephen Beck pursuant to the anti-dilution provisions of the settlement agreement (see note 9(h)). During 2002, the Company cancelled 1,322 shares of originally issued to Mr. Bernstein pursuant to the Stock Escrow/Grant Agreement.

          On January 6, 2003, the Company issued 500 shares of its common stock for consulting services. The shares were valued at their quoted market price at date of issuance amounting to $10,000. On January 8, 2003, the Company issued 3,000 shares of its common stock for legal services in connection with its aborted S-B registration statement. The shares were valued at their quoted market price at date of issuance amounting to $60,000. On January 24, 2003, the Company issued 313 shares of its common stock for consulting services. The shares were valued at their quoted market price at date of issuance amounting to $6,250. On March 4, 2003, the Company issued 1,500 shares of its common stock for legal services in connection with its aborted S-B registration statement. The shares were valued at their quoted market price at date of issuance amounting to $15,000. On March 11, 2003, the Company issued 1,500 shares of its common stock for legal services in connection with its aborted S-B registration statement. The shares were valued at their quoted market price at date of issuance amounting to $30,000. On March 11, 2003, the Company issued 300 shares of its common stock for consulting services. The shares were valued at their quoted market price at date of issuance amounting to $6,000. On March 26, 2003, the Company issued 250 shares of its common stock for consulting services in connection with the Company's research and development efforts. The shares were valued at their quoted market price at date of issuance amounting to $5,000. On April 15, 2003, the Company issued 250 shares of its common stock for consulting services. The shares were valued at their quoted market price at date of issuance amounting to $2,500. On April 15, 2003, the Company issued 1,000 shares of its common stock each to Messrs. Goodman and Berks for consulting services in connection with the Company's research and development efforts. The shares were valued at their quoted market price at date of issuance amounting to $20,000. On April 21, 2003, the Company issued 500 shares of its common stock to one of its advisory board members for services rendered. The shares were valued their quoted market price at date of issuance amounting to $5,000. On April 21, 2003, the Company issued 171 shares of its common stock for consulting services. The shares were valued at their quoted market price at date of issuance amounting to $1,711. On May 20, 2003, the Company issued 150 shares of its common stock for consulting services. The shares were valued at their quoted market price at date of issuance amounting to $1,500. On May 27, 2003, the Company issued 2,000 shares of its common stock for consulting services. The shares were valued at their quoted market price at date of issuance amounting to $20,000. On May 30, 2003, the Company issued 500 shares of its common stock for consulting services. The shares were valued at their quoted market price at date of issuance amounting to $5,000. On June 10, 2003, the Company issued 1,650 shares for legal services. The shares were valued at their quoted market price at date of issuance amounting to $16,500. On June 12, 2003, the Company issued 1,000 shares to an attorney firm as settlement for all amounts due them. The shares were valued at their quoted market price at date of issuance amounting to $10,000. On June 20, 2003, the Company issued 2,000 shares of its common stock to Mr. William Berks for consulting services in connection with the Company's research and development efforts. The shares were valued at their quoted market price at date of issuance amounting to $20,000. On September 23, 2003, the Company issued to its President 32,000,000 shares of its Class A common stock pursuant to an Accord, Satisfaction and Mutual Release in which Mr. Bernstein released all claims he had against the Company that arose prior to September 24, 2003, including past services rendered in excess of compensation paid. The shares are subject to a three-year lock up agreement and were valued at $320,000, the value indicated in the agreement. In addition, the Company issued its President 5,000,000 shares of common stock in exchange for a $50,000 promissory note. The shares are subject to a three-year lock up agreement and were valued at in accordance with price determined in the Accord, Satisfaction and Mutual Release. On September 26, 2003, the Company issued 2,000,000 shares of its common stock for services rendered. The shares were discounted for illiquidity and restrictions on resale, subject to a three-year lock up agreement, and were valued at the amount invoiced for the services rendered amounting to $10,500. On September 23, 2003, the Company issued 22,000,000 shares of common stock in consideration for the assumption of the obligation due by the Company to two attorneys in the amount of $1,583,128. The shares were discounted for illiquidity and restrictions on resale and were valued at $1,583,128. On September 29, 2003, the Company issued 5,760,000 shares of its common stock for services rendered. The shares were discounted for illiquidity and restrictions on resale, are subject to a three-year lock-up agreement, and were valued at the amount invoiced for the services rendered amounting to $240,000. On December 17, 2003, the Company issued 3,750 shares of its common stock for services rendered. The shares were valued at their quoted market price at date of issuance amounting to $9,375.

          Also during 2003, the Company issued 7,006,479 in connection with the Company's regulation S offering. The shares were discounted for illiquidity and restrictions on resale and valued at $131,695, which was netted against the proceeds received from the related offerings. Also during the year, the Company issued 260 shares of its common stock to Mr. Beck and 4,242 shares to the University of Pennsylvania. On December 29, 2003, certain shareholders cancelled 7,440,000 shares of common tock in exchange for receiving 5440,000 shares of Class D Preferred Stock.

         The value assigned to shares issued for services were charged to operations. Additional shares issued to the University of Pennsylvania were issued pursuant to a non-dilution provision of the agreement between the Company and the University and were valued atpar and charged against paid-in capital. Shares issued relating to the Regulation S offering were charged against the related proceeds received.


Note 12 - Transactions with Management
--------------------------------------

     a. During 1993, Mr. Bernstein, the Company's president, exercised warrants to purchase 6 shares of the Company's common stock. Pursuant to the resolution on April 12, 1993, adjusting the per share amount from $10.00 to $2.50, Mr. Bernstein paid $60 and executed a five year non-interest bearing note to the Company for $14,940. The Note is non-recourse and the only security pledged for the obligation is the stock purchased. The promissory note was extended to the year 2003.

          In December 2003, Mr. Bernstein returned the 6 shares to the Company in exchange for the cancellation of the note.

     b. On May 25, 2000, the Company issued its President 4,650 shares its common stock in exchange for $4,650 and a $1,855,350 non-recourse promissory note bearing interest at an annual rate of 8%. On the same day, the Company issued 350 shares its common stock to its Secretary in exchange for $350 and a $139,650 non-recourse promissory note bearing interest at an annual rate of 8%. Both notes mature on May 25, 2005, when the principal and accrued interest becomes fully due and payable. At the date of issuance, the shares were valued by the Company at $.40 per share.

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

          In December 2003, the President and Secretary returned the 5,000 shares of common stock to the Company in exchange for the cancellation of the notes and accrued interest due totaling $755,093.

     c. On October 27, 2000, the Company issued 4,184 shares to its President for future compensation pursuant to a Stock Escrow/Grant Agreement. Under the terms of the agreement, the President is required to hold these shares in escrow. While in escrow, the President cannot vote the shares but has full rights as to cash and non-cash dividends, stock splits or other change in shares. Any additional shares issued to the President by reason of the ownership of the 4,184 shares will also be escrowed under the same terms of the agreement.

         Upon the exercise by certain holders of Company options or warrants or upon the need by the Company, in the sole discretion of the Board, to issue common stock to certain individuals or entities, the number of shares required for issuance to these holders will be returned from escrow by the President thereby reducing the number of shares he holds. The shares held in escrow are non-transferable and will be granted to the Company's President only upon the exercise or expiration of all of the options and warrants, the direction of the Board, in its sole discretion, or the mutual agreement by the President and the Board of Directors to terminate the agreement. The Company valued these shares at par. Upon the actual grant of the remaining shares to the President, the shares issued will be valued at their market value when issued and charged to operations as compensation. As of August 31, 2003, 2,222 of these shares were issued to an unrelated third party at which time the Company's Board of Directors eliminated the escrow that granted full rights and interest to the Company's President of the remaining 1,962 shares. Company treated the vesting of the shares as additional compensation to Mr. Bernstein and valued the shares released from escrow at the market value of the shares on the date the escrow terminated of $19,617.

     d. On February 19, 2001, the Company issued its President 6,000 shares of common stock for services rendered. These shares were valued their quoted market price at date of issuance amounting to $1,128,000.

     e. During 2001, the President advanced the Company $42,000 and received $53,300 from the Company. The outstanding amount due from the President as of December 31, 2001 was $35,880. The amount of interest credited to operations for 2001 totaled $3,327.

     f. For 2001, the Company accrued $30,000 of unpaid compensation owed its President.

     g. During 2002, the Company issued 200,000 shares of its Class B common stock in exchange for the Company's President relinquishing all of the interest that he had in the Company's patents.

     h. On December 18, 2002, the Company issued 13,000 shares of its common stock to its president for past compensation due him. These shares were valued their quoted market price at date of issuance amounting to $260,000.

     i. During 2002, the Company cancelled 1,322 shares of originally issued to Mr. Bernstein pursuant to the Stock Escrow/Grant Agreement.

     j. During 2002, the Company made advances to its President amounting to $34,826. The outstanding amount due from the President as of December 31, 2002, is $76,109. The amount of interest credited to operations in 2002 was $6,682.

     k. During 2003, the Company issued 32,000,000 shares of its Class A Common Stock and 300,000 shares of Class B Common Stock to its President for past services rendered and full release of all claims due him by the Company. The Class A Common Shares issued are subject to a three year lock up agreement and the value assigned to the shares issued were discounted for illiquidity and restrictions on resale at date of issuance amounting to $320,000, the amount agreed to in the Accord, Satisfaction and Mutual Release.

     l. During 2003, the Company issued 5,000,000 shares of its common stock in consideration for a promissory note. The value assigned toshares and related promissory note were discounted for illiquidity and restrictions on resale amounting to totaling $50,000. The Note is assessed interest at an annual rate of 6% and matures on September 26, 2006, when the $50,000 and accrued interest becomes s fully due. The balance of the note as of December 31 2003 amounted to $51, 096. Interest of $1,096 was credited to operations during 2003.

     m. The outstanding amount due from the President as of December 31, 2003 was $83,940. The amount of interest credited to operations for 2003 totaled $7,831.


Note 13 - Stock-Based Compensation Plans
----------------------------------------


     a. In February 2002, the Company adopted the 2002 Stock Issuance/Stock Plan, and reserved 20,000,000 shares of its common stock for distribution under the plan. Eligible Plan participants include employees, advisors, consultants, and officers who provide services to the Company. The option price shall be 100% of the fair market value of a share of common stock at either, a) date of grant or such other day as the as the Board may determine. During 2002, the Company issued options to acquire 13,475,000 shares of the Company's common stock of which expired in 2003. There were no options issued under this plan in 2003.

     b. In September 2003, the Company adopted the 2003 Stock Option, SAR and Stock Bonus Consultant Plan and reserved 10,000,000 shares of its common stock for distribution under the plan. Eligible Plan participants include independent consultants. The option price shall be no less than 85% of the fair market value of a share of common stock at date of grant. During 2003, there were no option issued under the plan.

          The following is a summary of the various plans' activities :

                                          1998 Stock Plan                  2002 Stock Plan                   2003 Stock Plan
                                  ------------------------------    ------------------------------    ------------------------------

                                                      Weighted                          Weighted                          Weighted
                                                      Average                           Average                           Average
                                    Number of         Exercise        Number of         Exercise        Number of         Exercise
                                      Shares           Price            Shares           Price            Shares           Price
                                  --------------    ------------    --------------    ------------    --------------    ------------

     Outstanding Dec 31, 2000           275,000     $      0.60                 -     $       -                   -     $       -
     Granted                                  -     $       -                   -     $       -                   -     $       -
     Exercised                                -     $       -                   -     $       -                   -     $       -
     Forfieted                                -     $       -                   -     $       -                   -     $       -
     Cancelled                                -     $       -                   -     $       -                   -     $       -
                                  --------------    ------------    --------------    ------------    --------------    ------------

     Outstanding Dec 31, 2001           275,000     $      0.60
     Granted                                  -     $       -          13,475,000     $      0.06                 -     $       -
     Exercised                                -     $       -                   -     $       -                   -     $       -
     Forfieted                         (275,000)    $     (0.60)                -     $       -                   -     $       -
     Cancelled                                -             -                   -     $       -                   -     $       -
                                  --------------    ------------    --------------    ------------    --------------    ------------

     Outstanding Dec 31, 2002                 -     $       -          13,475,000     $      0.06                 -     $       -
     Granted                                  -     $       -                   -     $      0.06                 -     $       -
     Exercised                                -     $       -                   -     $       -                   -     $       -
     Forfieted                                -     $       -         (13,475,000)    $       -                   -     $       -
     Cancelled                                -             -                   -     $       -                   -     $       -
                                  --------------    ------------    --------------    ------------    --------------    ------------

     Outstanding Dec 31, 2003                 -     $       -                   -     $    0.06                   -     $       -
                                  ==============    ============    ==============    ============    ==============    ============


     Weighted Average Fair Value of Options Granted
     During 2001                                                      n/a
                                                             ==============

     Weighted Average Fair Value of Options Granted
     During 2002                                                    $0.01
                                                             ==============

     Weighted Average Fair Value of Options Granted
     During 2003                                                      n/a
                                                             ==============

          In determining the fair value of the options granted during the respective years, the Black-Scholes Option Pricing Model was used with the following assumptions determined:

                                           2001      2002      2003
                                           ----      ----      ----


          Risk free interest rate          n/a         4%      n/a
          Expected life                    n/a    1.5 years    n/a
          Expected volatility              n/a        34%      n/a

Note 14 - Basis of Presentation and Going Concern
-------------------------------------------------

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception (October 21, 1983). In addition, the Company has used substantial amounts of working capital in its operations. Further, at December 31, 2003, current liabilities exceed current assets by approximately $1,080,000 and the deficit accumulated during the development stage amounted to approximately $14,539,000.

     In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management has secured a debenture for up to $1,500,000 ($340,000 outstanding at December 31, 2003) to be used for its operations. In addition, the Company has entered into a $215,000 contract to provide research services over a two year period. Management believes that these sources of funds and current liquid assets will allow the Company to continue as a going concern. Management of the Company will also attempt to raise additional capital. However, no assurances can be made that current or anticipated sources of funds will enable the Company to finance future periods' operations.


Note 15 - Subsequent Events
---------------------------

     In 2004, the Company had the following stock issuances:

          On January 7, 2004, the Company issued 25,000 shares to the Company's executive secretary. The shares are subject to a three-year lock up agreement.

          On February 11, 2004, the Company issued 250,000 shares of its common stock through the conversion of 250,000 shares of Class C Preferred stock.

          On February 12, 2004, the Company issued 500,000 shares to a consultant for services rendered in connection with Matech Aerospace and for the overseeing the design, utilization, and marketing of the Videoscope. The shares are subject to a three-year lock up agreement.

          On February 12, 2004, the Company issued 50,000 shares to a consultant for services rendered in connection with Matech Aerospace and the design and utilization of the Videoscope. The shares are subject to a three-year lock up agreement.

          On February 12, 2004, the Company issued 25,000 shares to its outside accountant as payment towards last years' accounting fees. The shares are subject to a three-year lock up agreement.

          On March 16, 2004, the Company issued 25, 000 shares of its common stock to a consultant for services rendered in the connection with the development of the Electrochemical Fatigue Sensor for use on bridges.