Form 10-K/A
period 2003-12-31
MATERIAL TECHNOLOGIES INC /CA/
filed 2004-04-15
CIK 1036668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10K/A
                                   ----------
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


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


              Amended and Restated Certificate of
              Incorporation, September 12, 2003               Previously filed


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


10.11         Class A senior preferred convertible            Previously filed
              debenture between Materials Technologies,
              Inc. and Palisades Capital, LLC

10.12         Voting agreements and irrevocable proxy         Previously filed
              between Robert M. Bernstein, Monty Freedman,
              Material Technologies Inc. and Palisades
              Capital, LLC.

10.13         Purchase Order No. 472249 between Material      Previously filed
              Technologies, Inc. (Supplier) and Northrop
              Grumman (Buyer) dated 10/27/2003.

14.1          Company Code of Ethics Statement                Filed herewith

31.1          Certification pursuant to Section 302 of the    Filed herewith
              Sarbanes-Oxley Act of 2002

32.1          Certification pursuant to 18 U.S.C. Section     Filed herewith
              1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


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


Date:  April 14, 2004


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


Date:  April 14, 2004

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