Form 10-Q
period 2004-03-31
MATERIAL TECHNOLOGIES INC /CA/
filed 2004-05-12
CIK 1036668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                                    ---------


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2004
     ---------------------------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
     For the transition period from                  to
                                   ----------------    ----------------

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


----------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

[X]  Check  whether  the issuer (1) filed all  reports  required  to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity;
as of March 31, 2003
Class A Common Stock - 67,588,975 shares outstanding, 842 shares held in reserve Class B Common Stock - 600,000 shares outstanding
Class A Preferred - 337 shares outstanding
Class B Preferred - 167 shares outstanding
Class C Preferred - 4,050 shares outstanding
Class D Preferred - 4,990,000 shares outstanding

                                      INDEX
                                      -----




                                                                        Page
                                                                      --------

Part 1. Financial Information


     Item 1. Financial Statements

          Consolidated Balance Sheets                                  3 - 4

          Consolidated Statements of Operations -
          First Quarter Ended March 31, 2003 and 2004
          and from the Company's inception (October 21,
          1983) through March 31, 2004                                   5

          Consolidated Statements of Cash Flows
          First Quarter Ended March 31, 2003 and 2004
          and from the Company's inception (October 21,
          1983) through March 31, 2004                                 6 - 7

          Notes to Consolidated Financial Statements                     8


     Item 2. Management's Discussion and Analysis                       11


     Item 3. Quantitative and Qualitative Disclosures
             about Market Risk                                          12


Part 2. Other Information                                               12

Part 1.   Financial Information
-------------------------------


Item 1.   Financial Statements
------------------------------



MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
==========================================================================================================================

                                                                                        December 31,          March 31,
                                                                                            2003                2004
                                                                                      ----------------    ----------------
                                                                                                             (Unaudited)

ASSETS

     CURRENT ASSETS
       Cash                                                                           $        47,664     $        28,133
       Receivable due in research contracts                                                    28,004              34,307
       Receivable from officer                                                                 83,940              86,033
       Employee receivable                                                                      1,350               1,350
       Receivable from tax authorities                                                            161                 152
       Prepaid expenses                                                                         4,179               3,000
                                                                                      ----------------    ----------------

         TOTAL CURRENT ASSETS                                                                 165,298             152,975
                                                                                      ----------------    ----------------

     FIXED ASSETS
       Property and equipment, net
         of accumulated depreciation                                                           20,626              19,048
                                                                                      ----------------    ----------------

     OTHER ASSETS
       Intangible assets, net of
         accumulated amortization                                                              10,004               9,475
       Refundable deposit                                                                       2,348               2,348
                                                                                      ----------------    ----------------

         TOTAL OTHER ASSETS                                                                    12,352              11,823
                                                                                      ----------------    ----------------

         TOTAL ASSETS                                                                 $       198,276     $       183,846
                                                                                      ================    ================



















                             See accompanying notes



MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
==========================================================================================================================

                                                                                        December 31,          March 31,
                                                                                            2003                2004
                                                                                      ----------------    ----------------
                                                                                                             (Unaudited)

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

     CURRENT LIABILITIES
       Legal fees payable                                                             $       219,154     $       204,270
       Fees payable to R&D subcontractors                                                      25,000                   -
       Accounting fees payable                                                                 37,984              23,336
       Other accounts payable                                                                  78,671              26,525
       Accrued expenses                                                                        17,920              17,095
       Accrued officer wages                                                                  142,446             160,446
       Notes payable - current portion                                                         25,688              25,688
       Payable on research and
         development sponsorship                                                              638,003             666,713
       Loans payable - others                                                                  60,438              60,844
                                                                                      ----------------    ----------------

         TOTAL CURRENT LIABILITIES                                                          1,245,304           1,184,917

     LONG-TERM DEBT                                                                           345,333             736,183
                                                                                      ----------------    ----------------

         TOTAL LIABILITIES                                                                  1,590,637           1,921,100
                                                                                      ----------------    ----------------

     MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                              38,422              38,422
                                                                                      ----------------    ----------------


     STOCKHOLDERS' (DEFICIT)
       Class A preferred stock, $.001 par value, authorized 350,000 Shares, issued and outstanding 337 shares at December 31, 2003 and
         March 31, 2004                                                                             -                   -
       Class B preferred stock, $.001 par value, authorized 200,000 Shares, issued and outstanding 167 shares at December 31, 2003 and
         March 31, 2004                                                                             -                   -
       Class C preferred stock, $.001 par value, authorized
         25,000,000 shares, issued and outstanding 4,050 at December 31, 2003
         and March 31, 2004                                                                         4                   4
       Class D preferred stock, $.001 par value, authorized 20,000,000 Shares, issued and outstanding 5,440,000 shares at December 31, 2003 and
         4,990,000 shares at March 31, 2004                                                     5,440               4,990
       Class A Common Stock, $.001 par value, authorized 549,400,000 shares, issued and outstanding 66,488,975 at December 31, 2003 and
         67,588,975 shares at March 31, 2004, Shares held
         in reserve 843 shares at December 31, 2003 and March 31, 2004                         66,488              67,588
       Class B Common Stock, $.001 par value, authorized 600,000
         Shares, issued and outstanding 600,000 shares at
         December 31, 2003, and  March 31, 2004                                                   600                 600
       Additional paid in capital                                                          13,086,976          13,664,528
       Less notes receivable - common stock                                                   (51,096)            (52,093)
       Deficit accumulated during the development stage                                   (14,539,195)        (15,461,293)
                                                                                      ----------------    ----------------

         TOTAL STOCKHOLDERS' (DEFICIT)                                                     (1,430,783)         (1,775,676)
                                                                                      ================    ================

         TOTAL LIABILITIES AND STOCKHOLDERS'
           (DEFICIT)                                                                  $       198,276     $       183,846
                                                                                      ================    ================


                             See accompanying notes

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
============================================================================================================

                                                                                             From Inception
                                                         For the Three Months Ended        (October 21, 1983)
                                                                 March 31,                      Through
                                                          2003                2004           March 31, 2004
                                                    ----------------    ----------------    ----------------
                                                      (Unaudited)         (Unaudited)         (Unaudited)

REVENUES
  Sale of fatigue fuses                             $             -     $             -     $        64,505
  Sale of royalty interests                                       -                   -             198,750
  Research and development revenue                                -              67,270           5,133,631
  Test services                                                   -                   -              10,870
                                                    ----------------    ----------------    ----------------
    TOTAL REVENUES                                                -              67,270           5,407,756
                                                    ----------------    ----------------    ----------------

COSTS AND EXPENSES
  Research and development                                   31,236             161,586           5,421,666
  General and administrative                                338,438             784,419          14,770,298
                                                    ----------------    ----------------    ----------------
    TOTAL COSTS AND EXPENSES                                369,674             946,005          20,191,964
                                                    ----------------    ----------------    ----------------
    (LOSS) FROM OPERATIONS                                 (369,674)           (878,735)        (14,784,208)
                                                    ----------------    ----------------    ----------------

OTHER INCOME (EXPENSE)
  Interest income                                            13,186               3,090             345,331
  Interest expense                                          (46,261)            (45,653)           (686,876)
  Forgiveness of indebtedness                                                                      (289,940)
  Loss on abandonment of joint venture                            -                   -             (33,000)
                                                    ----------------    ----------------    ----------------
    TOTAL OTHER INCOME (EXPENSE)                            (33,075)            (42,563)           (664,485)
                                                    ----------------    ----------------    ----------------

NET (LOSS) BEFORE EXTRAORDINARY ITEMS
  AND PROVISION FOR INCOME TAXES                           (402,749)           (921,298)        (15,448,693)
PROVISION FOR INCOME TAXES                                     (800)               (800)            (12,600)
                                                    ----------------    ----------------    ----------------

    NET (LOSS)                                      $      (403,549)    $      (922,098)    $   (15,461,293)
                                                    ================    ================    ================

PER SHARE DATA
  Basic income (loss) before extraordinary item
    BASIC NET (LOSS) PER SHARE                      $         (3.49)    $         (0.01)
                                                    ================    ================
  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                115,637          67,006,008
                                                    ================    ================



















                             See accompanying notes

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
====================================================================================================================

                                                                                                     From Inception
                                                                 For the Three Months Ended        (October 21, 1983)
                                                                         March 31,                      Through
                                                                  2003                2004           March 31, 2004
                                                            ----------------    ----------------    ----------------
                                                              (Unaudited)         (Unaudited)         (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                $      (403,549)    $      (922,098)    $   (15,461,293)
                                                            ----------------    ----------------    ----------------
  Adjustments to reconcile net income
    (loss) to net cash provided
    (used) in operating activities
  Depreciation and amortization                                       2,285               2,107             196,858
  Accrued interest income                                           (12,007)             (3,090)           (290,259)
  Gain on sale of securities                                              -                   -            (196,596)
  Charge off of investment in joint venture                               -                   -              33,000
  Officers' and directors compensation on stock
    subscription modification                                             -                   -           1,500,000
  Issuance of common stock to officer for past services                   -                   -           1,727,617
  Charge off of deferred offering costs                                   -                   -              36,480
  Charge off of long-lived assets due to impairment                       -                   -              92,919
  Modification of royalty agreement                                       -                   -               7,332
  Gain on foreclosure                                                     -                   -             (18,697)
  (Increase) decrease in accounts receivable                              -              (6,303)            (84,635)
  (Increase) decrease in employee advances                            1,433                   -              (1,511)
  (Increase) decrease in prepaid expense                                  -               1,188              (3,150)
  Loss on sale of equipment                                               -                   -              12,780
  Issuance of common  stock for services                            132,250             553,200           4,526,192
  Issuance of stock for agreement modification                            -                   -                 152
  Forgiveness of Indebtedness                                             -                   -             215,000
  Increase (decrease) in accounts                                                                                 -
    payable and accrued expenses                                     10,098             (64,501)          1,005,336
  Increase in legal fees secured by note payable                     22,725                   -           1,481,895
  Interest accrued on note payables                                  22,849              44,966             632,669
  Increase in research and development
    sponsorship payable                                                   -                   -             218,000
  (Increase) in note for litigation settlement                            -                   -             (25,753)
  (Increase) in Deposits                                                  -                   -              (2,189)
                                                            ----------------    ----------------    ----------------
    TOTAL ADJUSTMENTS                                               179,633             527,567          11,063,440
                                                            ----------------    ----------------    ----------------
  NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES                                           (223,916)           (394,531)         (4,397,853)
                                                            ----------------    ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds From sale of equipment                                         -                   -              10,250
  Purchase of property and equipment                                      -                   -            (266,472)
  Proceeds from sale of securities                                        -                   -             283,596
  Purchase of securities                                                  -                   -             (90,000)
  Proceeds from foreclosure                                               -                   -              44,450
  Investment in joint ventures                                            -                   -            (102,069)
  Payment for license agreement                                           -                   -              (6,250)
                                                            ----------------    ----------------    ----------------

  NET CASH PROVIDED (USED) BY
   INVESTING ACTIVITIES                                                   -                   -            (126,495)
                                                            ----------------    ----------------    ----------------












                             See accompanying notes



MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
====================================================================================================================

                                                                                                     From Inception
                                                                 For the Three Months Ended        (October 21, 1983)
                                                                         March 31,                      Through
                                                                  2003                2004           March 31, 2004
                                                            ----------------    ----------------    ----------------
                                                              (Unaudited)         (Unaudited)         (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                  $       112,853     $             -     $     3,110,583
  Costs incurred in offerings                                       (19,045)                  -            (454,488)
  Purchase of Company's common stock for cancellation               (15,720)                  -             (24,432)
  Sale of common stock warrants                                           -                   -              18,250
  Sale of preferred stock                                            24,100                   -             323,005
  Sale of redeemable preferred stock                                      -                   -             150,000
  Capital contributions                                                   -                   -             301,068
  Payment on proposed reorganization                                      -                   -              (5,000)
  Loans From officer                                                      -                   -             778,805
  Repayments to officer                                                   -                   -            (542,379)
  Increase in loan payable-others                                         -             375,000             897,069
                                                            ----------------    ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:                               102,188             375,000           4,552,481
                                                            ----------------    ----------------    ----------------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                           (121,728)            (19,531)             28,133
BEGINNING BALANCE CASH AND
    CASH EQUIVALENTS                                                251,782              47,664                   -
                                                            ----------------    ----------------    ----------------
ENDING BALANCE CASH AND CASH
    EQUIVALENTS                                             $       130,054     $        28,133     $        28,133
                                                            ================    ================    ================


































                              See acompanying notes

                           MATERIAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          -----------------------------


Note 1. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2004, and the results of its operations and cash flows for the three-month periods ended March 31, 2004 and 2003. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

          On September 23, 2003, the Company's Board of Directors affected a 1,000 for 1 reverse stock split of its Class A Common Stock and all classes of its Preferred Stock. The financial statements presented herein have been restated as if the reverse stock split occurred at the beginning of each period presented.


Note 2.   Summary of Significant Accounting Policies

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

          Material Technologies, Inc. depreciates its property and equipment as follows:

               Financial statement reporting - straight line method as follows:

                  Machinery                               5 years
                  Computer equipment                    3-5 years
                  Office equipment                        5 years

          Long-Lived Assets

          As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value.

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


Note 4.   Stock Activity

          During the quarter ended March 31, 2004,.the Company issued 1,100,000 shares of its common of which 450,000 shares were issued through the conversion of 450,000 shares of the Company's Class D Preferred, 25,000 shares were issued to the Company's accountant for $25,000 for past amounts due, and 625,000 shares were issued for consulting services valued at $553,200. The 25,000 shares issued to the Company's accountant and the 625,000 issued to the five consultants are subject to three-year lockup agreements whereby these shares cannot be transferred or sold for three years.

          During the quarter ended March 31, 2003, the Company received $93,808 net of offering costs in exchange for the issuance of 10,799 shares of its Class A common stock. The Company also received $24,100 in exchange for the issuance of 24 shares of its preferred stock. The preferred stock is convertible into 48 shares of Class A common. In addition, during the quarter the Company issued 6,000 shares of its Class A common stock for legal services valued at $105,000, 1,362 shares of Class A common were issued for consulting services valued at $27,250, and 2,550 shares of Class A common were issued in connection with its Regulation S offering valued at $25,496. The shares issued for non-cash consideration were valued at their respective quoted market price at date of issuance.

          Also during the quarter ended March 31, 2003, the Company purchased 812 shares of its common stock from various shareholders on the open market for $15,720. These shares are held in the Company's treasury waiting for cancellation.

Item 2.   Management's  discussion  and  analysis  of  financial  conditions and
--------------------------------------------------------------------------------
results of operations
---------------------


Results of Operations for the Three Months Ended March 31, 2004 and 2003
------------------------------------------------------------------------

Revenue generated by the Company during the quarter ended March 31, 2004 came from its research contracts with Northrop Gruman amounting to $25,715 and URS Corporation amounting to $41,555. In addition, the Company accrued interest income during the same quarter on amounts due it from its President in the amount of $3,090.

During the three-month period ended March 31, 2003, the Company did not generate any revenue from its research and development contracts and earned $13,186 in interest income, the majority of which was accrued on officer loans and notes due the Company.

During the three-month periods ended March 31, 2004 and 2003, the Company incurred development costs of approximately $161,586 and $31,236, respectively. Of the $31,236 incurred in 2003, $5,000 was paid through the issuance of 250 shares of the Company's common stock.

General and administration costs were $784,419 and $338,438, respectively, for the three-month periods ended March 31, 2004 and 2003.

The major expenses incurred during 2004 consisted of consulting in the amount of $591,419, officer's salary of $48,000, secretarial salary of $11,658, professional fees of $81,863, travel expenses of $9,913, and telephone expense of $3,736. Of the $591,419 incurred for consulting expense, $553,200 was paid through the issuance of 675,000 shares of the Company's common stock. Included in the 675,000 shares is 550,000 shares issued to two consultants for services rendered in connection with Matech Aerospace and for the overseeing the design, utilization, and marketing of the Company's Videoscope. The shares are subject to a three-year lock up agreement and were valued at $486,750, which is based on 30% of the quoted market value of the shares on the date of issuance.

The major expenses incurred during 2003 consisted of consulting in the amount of $67,155, officer's salary of $31,000, secretarial salary of $13,015, professional fees of $161,772, travel expenses of $6,575, and telephone expense of $4,317. Of the $67,155 incurred for consulting expense, $22,250 was through the issuance of 1,112 shares of the Company's common stock. Of the $161,155 incurred for professional fees, $105,000 was through the issuance of 6,000 shares of the Company's common stock.

Interest charged to operations for the quarters ended March 31, 2004 and 2003, primarily relate to accrued interest due on the Company's various obligations.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents as of March 31, 2004 and 2003 were $28,133 and $130,054, respectively.

During the quarter ended March 31, 2004, the Company received a total of $435,967, $60,967 was received on services rendered on its two research contracts and $375,000 was advanced on its Class A Senior Convertible Debenture. During the quarter, the Company spent $455,498 in its operations.

During the first quarter of 2003, the Company received a total of $138,133, which consisted of $112,853 through the sale of 10,799 shares of its common stock, $24,100 through the sale of 24 of its convertible preferred shares, and $1,180 in interest income. During the quarter, the Company used $225,096 in its operations, $19,045 was incurred in the offering of the shares of common stock, and $15,720 was used to purchase 812 shares of its common stock from various shareholders.

For the quarter ended March 31, 2004, operating expenses exceeded operating revenue by $394,531 ($60,967 less $455,498) leaving a cash balance at March 31, 2004 of only $28,133. The Company is currently financing its operations from its two research contracts, and its Senior Class A Debenture. The two research contracts do not generate enough revenues to cover the costs of Company's current research projects and the remaining expected funds from its debenture agreement is only $785,000. Based upon the Company's current level of spending, the remaining amounts expected from the debenture and the remaining amounts expected from the research contracts should allow the Company to fund its operations through May 2004. Although Management has continued to lower the Company's overhead, there is no assurance that the Company can continue operating without additional funding. Management continues in its attempt to raise capital, but there is no assurance that additional capital will be found, and if found, the amounts raised will be sufficient to fund continued operations until such time as the Company's products are brought to market. Even if the necessary funds are obtained, there is no assurance that Company's products will be fully developed and go to market, or that that the Company will generate enough sales to ever be profitable.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

n/a.


Part II.  Other Information
---------------------------


Item 2.   Changes in Securities
-------------------------------

During the quarter ended March 31, 2004, the Company issued 1,100,000 shares of its common of which 450,000 shares were issued through the conversion of 450,000 shares of the Company's Class D Preferred, 25,000 shares were issued to the Company's accountant for $25,000 for past amounts due, and 625,000 shares were issued for consulting services valued at $553,200. The 25,000 shares issued to the Company's accountant and the 625,000 issued to the five consultants are subject to three-year lockup agreements whereby these shares cannot be transferred or sold three years.


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Material Technologies, Inc.
                           ---------------------------
                                   Registrant



                             /s/ Robert M. Bernstein
                  --------------------------------------------
                    Robert M. Bernstein, President and Chief
                                Financial Officer