Form 10-Q/A
period 2004-03-31
MATERIAL TECHNOLOGIES INC /CA/
filed 2004-07-02
CIK 1036668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-Q/A2
                                  ------------



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

                                      INDEX
                                      -----




                                                                        Page
                                                                      --------

Part 1. Financial Information


     Item 1. Financial Statements

          Consolidated Balance Sheets                                  3 - 4

          Consolidated Statements of Operations -
          First Quarter Ended March 31, 2003 and 2004
          and from the Company's inception (October 21,
          1983) through March 31, 2004                                   5

          Consolidated Statements of Cash Flows
          First Quarter Ended March 31, 2003 and 2004
          and from the Company's inception (October 21,
          1983) through March 31, 2004                                 6 - 7

          Notes to Consolidated Financial Statements                     8



     Item 2. Management's Discussion and Analysis                       13


     Item 3. Quantitative and Qualitative Disclosures
             about Market Risk                                          14


Part 2. Other Information                                               14

Part 1.   Financial Information
-------------------------------


Item 1.   Financial Statements
------------------------------


The following financial statements and related footnotes replace in their entirety the financial statements and footnotes previously filed in the Company's 10-Q and 10-Q/A for the quarter ended March 31, 2004 which were not reviewed by the Company's independent accountants.


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
                                                                                      ================    ================



















                             See accompanying notes



MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
==========================================================================================================================

                                                                                        December 31,          March 31,
                                                                                            2003                2004
                                                                                      ----------------    ----------------
                                                                                                             (Unaudited)

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

     CURRENT LIABILITIES
       Legal fees payable                                                             $       219,154     $       204,270
       Fees payable to R&D subcontractors                                                      25,000                   -
       Accounting fees payable                                                                 37,984              23,336
       Other accounts payable                                                                  78,671              26,525
       Accrued expenses                                                                        17,920              17,095
       Accrued officer wages                                                                  142,446             160,446
       Notes payable - current portion                                                         25,688              25,688
       Payable on research and
         development sponsorship                                                              638,003             666,713
       Loans payable - others                                                                  60,438              60,844
                                                                                      ----------------    ----------------

         TOTAL CURRENT LIABILITIES                                                          1,245,304           1,184,917


     SECURED CONVERTIBLE DEBENTURE                                                            345,333             736,183
                                                                                      ----------------    ----------------


         TOTAL LIABILITIES                                                                  1,590,637           1,921,100
                                                                                      ----------------    ----------------

     MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                              38,422              38,422
                                                                                      ----------------    ----------------


     STOCKHOLDERS' (DEFICIT)
       Class A preferred stock, $.001 par value, authorized 350,000 Shares, issued and outstanding 337 shares at December 31, 2003 and
         March 31, 2004                                                                             -                   -
       Class B preferred stock, $.001 par value, authorized 200,000 Shares, issued and outstanding 167 shares at December 31, 2003 and
         March 31, 2004                                                                             -                   -
       Class C preferred stock, $.001 par value, authorized
         25,000,000 shares, issued and outstanding 4,050 at December 31, 2003
         and March 31, 2004                                                                         4                   4
       Class D preferred stock, $.001 par value, authorized 20,000,000 Shares, issued and outstanding 5,440,000 shares at December 31, 2003 and
         4,990,000 shares at March 31, 2004                                                     5,440               4,990
       Class A Common Stock, $.001 par value, authorized 549,400,000 shares, issued and outstanding 66,488,975 at December 31, 2003 and
         67,588,975 shares at March 31, 2004, Shares held
         in reserve 843 shares at December 31, 2003 and March 31, 2004                         66,488              67,588
       Class B Common Stock, $.001 par value, authorized 600,000
         Shares, issued and outstanding 600,000 shares at
         December 31, 2003, and  March 31, 2004                                                   600                 600
       Additional paid in capital                                                          13,086,976          13,664,528
       Less notes receivable - common stock                                                   (51,096)            (52,093)
       Deficit accumulated during the development stage                                   (14,539,195)        (15,461,293)
                                                                                      ----------------    ----------------

         TOTAL STOCKHOLDERS' (DEFICIT)                                                     (1,430,783)         (1,775,676)
                                                                                      ================    ================

         TOTAL LIABILITIES AND STOCKHOLDERS'
           (DEFICIT)                                                                  $       198,276     $       183,846
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



Note 3.  Receivable from officer

          As of March 31, 2004, the Company is owed by its President, Mr. Robert
          M. Bernstein, $86,033 for various advances made to him. Advances are assessed interest at a rate of 10% per annum, are unsecured, and due on demand. Accrued interest credited to operations of the three-months ended March 31, 2003 and 2004 were $1,293 and $2,093.


Note 4.   Intangibles

          Intangible assets consist of the following:

                                                 Period of                   March 31,
                                                Amortization       2003        2004
                                                ------------     -------      ------

          Patent Costs                            17 Years      $ 28,494    $ 28,494
          License Agreement                       17 Years         6,250       6,250
             (See Note 5)
          Website                                 5  Years         5,200       5,200
                                                                ---------    --------
                                                                  39,944      39,944
             Less Accumulated Amortization                       (28,353)    (30,469)
                                                                ---------    --------

                                                                $ 11,591    $  9,475
                                                                =========   =========

          Amortization charged to operations for the three-months ended March 31, 2003 and 2004 were $529, and $529, respectively.

          Estimated amortization expense for the next five years is as follows:

                  2005              $2,116
                  2006              $1,596
                  2007              $1,076
                  2008              $1,076
                  2009              $1,076


Note 5.   Convertible Debentures

          On September 23, 2003, the Company entered into a Class A Senior Secured Convertible Debenture (the "Debenture") with Palisades Capital, LLC or its registered assigns ("Palisades"), pursuant to which Palisades has agreed to loan to the Company up to $1,500,000, of which a total of $715,000 has been funded through March 31, 2004.

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

          In connection with the financing, the Company's President entered into a voting agreement and irrevocable proxy, which provides that until September 23, 2006, if an Event of Default, as defined in the Debenture in favor of Palisades and continues for a period of not less than 30 days, all Class B Common Stock which Mr. Bernstein owns of record, or becomes the owner of record in the future will be voted in accordance with the directions of Mr. Monty Freedman, or his designated successor. This loss of voting rights would affect a change in the voting control of the Company.

          The debenture bears interest at an annual rate of 10% and matures on December 31, 2006 when the principal and accrued interest becomes fully due. During the three-month period ended March 31, 2004, the Company was advanced $375,000 from Palisades The balance of the debenture at March 31, 2004 was $736,182 including accrued interest. Interest charged to operations for the three-months ended March 31, 2003 and 2004 pertaining to this obligation were $0 and $15,850, respectively.

Note 6.   Stock Activity

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


          On February 15, 2004, the Company authorized a modification to the exercise price of certain outstanding warrants which were issued in 2003 as part of the Company's offering of Class C-Series A Convertible Preferred Stock and Class A and Class B Common Stock Purchase
          Warrants. The modification reduced the purchase price under the Warrants to purchase Class A Common Stock from $50 per share to $1 per share and reduced the purchase price under the Warrants to purchase Class B Common Stock from $100 per share to $2 per share. The modification also extended the exercise date by one year.

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