Form 10-Q
period 2004-06-30
MATERIAL TECHNOLOGIES INC /CA/
filed 2004-08-05
CIK 1036668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2004


[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
     For the transition period from                to
                                   ---------------   ---------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity; as of June 30, 2004
Class A Common Stock - 72, 789,818 shares issued, 66,488,975 shares outstanding Class B Common Stock - 600,000 shares issued and outstanding
Class A Preferred - 337 shares issued and outstanding
Class B Preferred - 167 shares issued and outstanding
Class C Preferred - 1,350 shares issued and outstanding
Class D Preferred -4,490,000 shares issued and outstanding

                                      INDEX
                                      -----





                                                                         Page
                                                                       --------

Part 1. Financial Information

     Item 1. Financial Statements

          Consolidated Balance Sheets                                   3 - 4

          Consolidated Statements of Operations -
               Second Quarter Ended June 30, 2003 and 2004 and
               from the Company's inception (October 21, 1983)
               through June 30, 2004                                      5

          Consolidated Statements of Cash Flows
               Second Quarter Ended June 30, 2003 and 2004 and
               from the Company's inception (October 21, 1983)
               through June 30, 2004                                    6 - 7

          Notes to Consolidated Financial Statements                      8


     Item 2. Management's Discussion and Analysis                        14


     Item 3. Quantitative and Qualitative Disclosures about
             Market Risk                                                 16


Part 2. Other Information                                                16

Part 1.   Financial Information
-------------------------------


Item 1.   Financial Statements
------------------------------



MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
================================================================================



                                              December 31,          June 30,
                                                  2003                2004
                                            ----------------    ----------------
                                                                  (Unaudited)
ASSETS

  CURRENT ASSETS
    Cash                                    $        47,664     $       119,449
    Receivable due in research contracts             28,004               3,027
    Receivable from officer                          83,940              88,192
    Employee receivable                               1,350               2,689
    Receivable from tax authorities                     161                   -
    Prepaid expenses                                  4,179               3,000
                                            ----------------    ----------------

      TOTAL CURRENT ASSETS                          165,298             216,357
                                            ----------------    ----------------

  FIXED ASSETS
    Property and equipment, net
      of accumulated depreciation                    20,626              18,147
                                            ----------------    ----------------

  OTHER ASSETS
     Intangible assets, net of
      accumulated amortization                       10,004               8,946
    Refundable deposit                                2,348               2,348
                                            ----------------    ----------------

      TOTAL OTHER ASSETS                             12,352              11,294
                                            ----------------    ----------------

      TOTAL ASSETS                          $       198,276     $       245,798
                                            ================    ================




















                             See accompanying notes

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
=====================================================================================================================


                                                                                   December 31,          June 30,
                                                                                       2003                2004
                                                                                 ----------------    ----------------
                                                                                                       (Unaudited)

LIABILITIES AND STOCKHOLDERS'  (DEFICIT)

  CURRENT LIABILITIES
    Legal fees payable                                                           $       219,154     $       138,403
    Fees payable to R&D subcontractors                                                    25,000                   -
    Accounting fees payable                                                               37,984              20,938
    Other accounts payable                                                                78,671              13,528
    Accrued expenses                                                                      17,920              15,145
    Accrued officer wages                                                                142,446             178,446
    Notes payable - current portion                                                       25,688              25,688
    Payable on research and
      development sponsorship                                                            638,003             696,716
    Loans payable - others                                                                60,438              61,250
                                                                                 ----------------    ----------------

      TOTAL CURRENT LIABILITIES                                                        1,245,304           1,150,114

  SECURED CONVERTIBLE DEBENTURE                                                          345,333           1,065,457
                                                                                 ----------------    ----------------

      TOTAL LIABILITIES                                                                1,590,637           2,215,571
                                                                                 ----------------    ----------------

  MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                            38,422              38,422
                                                                                 ----------------    ----------------


  STOCKHOLDERS'  (DEFICIT)
    Class A preferred stock, $.001 par value, authorized 350,000 Shares, issued and outstanding 337 shares at December 31, 2003 and
      June 30, 2004                                                                            -                   -
    Class B preferred stock, $.001 par value, authorized 200,000 Shares, issued and outstanding 167 shares at December 31, 2003 and
      June 30, 2004                                                                            -                   -
    Class C preferred stock, $.001 par value, authorized 25,000,000 shares, issued and outstanding 4,050 at December 31, 2003
      and 1,350 shares at June 30, 2004                                                        4                   1
    Class D preferred stock, $.001 par value, authorized 20,000,000 Shares, issued and outstanding 5,440,000 shares at December 31, 2003 and
      4,490,000 shares at June 30, 2004                                                    5,440               4,490
    Class A Common Stock, $.001 par value, authorized 549,400,000 shares, issued and outstanding 66,488,975 at December 31, 2003 and
      74,617,991 shares issued and 68,317,991 shares outstanding at June 30,
      2004, in reserve 843 shares at December 31, 2003 and June 30, 2004                  66,488              68,317
    Class B Common Stock, $.001 par value, authorized 600,000 Shares, issued and outstanding 600,000 shares at December 31, 2003,
      and June 30, 2004                                                                      600                 600
    Additional paid in capital                                                        13,086,976          13,889,191
    Less notes receivable - common stock                                                 (51,096)            (53,090)
    Deficit accumulated during the development stage                                 (14,539,195)        (15,917,704)
                                                                                 ----------------    ----------------

    TOTAL STOCKHOLDERS' (DEFICIT)                                                     (1,430,783)         (2,008,195)
                                                                                 ----------------    ----------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
        (DEFICIT)                                                                $       198,276     $       245,798
                                                                                 ================    ================



                             See accompanying notes

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
=======================================================================================================================


                                                                                                         From Inception
                                           For the Three Months Ended       For the Six Months Ended   (October 21, 1983)
                                                    June 30,                        June 30,                Through
                                              2003            2004            2003            2004       June 30, 2004
                                         --------------  --------------  --------------  --------------  --------------
                                          (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

REVENUES
  Sale of fatigue fuses                  $           -   $           -   $           -   $           -   $      64,505
  Sale of royalty interests                          -               -               -               -         198,750
  Research and development revenue                   -           3,066               -          70,335       5,136,696
  Test services                                      -               -               -               -          10,870
    TOTAL REVENUES                                   -           3,066               -          70,335       5,410,821

COSTS AND EXPENSES
  Research and development                      70,478         241,656         101,714         403,242       5,663,322
  General and administrative                   198,041         145,857         536,479         930,275      14,916,154
                                         --------------  --------------  --------------  --------------  --------------
    TOTAL COSTS AND EXPENSES                   268,519         387,513         638,193       1,333,517      20,579,476
                                         --------------  --------------  --------------  --------------  --------------
    INCOME (LOSS) FROM OPERATIONS             (268,519)       (384,447)       (638,193)     (1,263,182)    (15,168,655)
                                         --------------  --------------  --------------  --------------  --------------

OTHER INCOME (EXPENSE)
  Interest income                               13,198           3,156          26,384           6,246         348,487
  Interest expense                             (46,261)        (75,119)        (92,522)       (120,773)       (761,996)
  Forgiveness of indebtedness                        -               -                               -        (289,940)
  Loss on abandonment of joint venture               -               -               -               -         (33,000)
                                         --------------  --------------  --------------  --------------  --------------
    TOTAL OTHER INCOME                         (33,063)        (71,963)        (66,138)       (114,527)       (736,449)
                                         --------------  --------------  --------------  --------------  --------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEMS AND PROVISION FOR INCOME TAXES        (301,582)       (456,410)       (704,331)     (1,377,709)    (15,905,104)
PROVISION FOR INCOME TAXES                           -               -            (800)           (800)        (12,600)
                                         --------------  --------------  --------------  --------------  --------------

    NET INCOME (LOSS)                    $    (301,582)  $    (456,410)  $    (705,131)  $  (1,378,509)  $ (15,917,704)
                                         ==============  ==============  ==============  ==============  ==============

PER SHARE DATA
  Basic income (loss) before
    extraordinary item
    BASIC NET (LOSS) PER SHARE           $       (2.14)  $       (0.01)  $       (5.49)  $       (0.02)
                                         ==============  ==============  ==============  ==============
   WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                        141,110      67,006,008         128,439      67,006,008
                                         ==============  ==============  ==============  ==============

























                             See accompanying notes

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
==================================================================================================================================


                                                                                                                    From Inception
                                                      For the Three Months Ended       For the Six Months Ended   (October 21, 1983)
                                                               June 30,                        June 30,                Through
                                                         2003            2004            2003            2004       June 30, 2004
                                                    --------------  --------------  --------------  --------------  --------------
                                                     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $    (301,582)  $    (456,410)  $    (705,131)  $  (1,378,509)  $ (15,917,704)
  Adjustments to reconcile net income
    (loss) to net cash provided
    (used) in operating activities
  Depreciation and amortization                             2,285           2,107           4,570           4,214         198,965
  Accrued interest income                                 (13,198)         (3,156)        (25,205)         (6,246)       (293,415)
  Gain on sale of securities                                    -               -               -               -        (196,596)
  Charge off of investment in joint venture                     -               -               -               -          33,000
  Officers' and directors compensation on stock
    subscription modification                                   -               -               -               -       1,500,000
  Issuance of common stock to officer for past
    services                                                    -               -               -               -       1,727,617
  Charge off of deferred offering costs                         -               -               -               -          36,480
  Charge off of long-lived assets due to
    impairment                                                  -               -               -               -          92,919
  Modification of royalty agreement                             -               -               -               -           7,332
  Gain on foreclosure                                           -               -               -               -         (18,697)
  (Increase) decrease in accounts receivable                    -          31,280               -          24,977         (53,355)
  (Increase) decrease in employee advances                      -          (1,339)          1,433          (1,339)         (2,850)
  (Increase) decrease in prepaid expense                        -             152               -           1,340          (2,998)
  Loss on sale of equipment                                     -               -               -               -          12,780
  Issuance of common  stock for services                  102,211         170,627         234,461         723,827       4,696,819
  Issuance of stock for agreement modification                  -               -               -               -             152
  Forgiveness of Indebtedness                                   -               -               -               -         215,000
  Increase (decrease) in accounts                                                                                               -
    payable and accrued expenses                           25,867         (25,748)         35,966         (90,248)        979,589
  Increase in legal fees secured by note payable                -               -                                       1,481,895
  Interest accrued on note payables                        45,574          49,683          91,147          94,649         682,352
  Increase in research and development                                                                                          -
     sponsorship payable                                        -               -               -               -         218,000
  (Increase) in note for litigation settlement                  -               -               -               -         (25,753)
  (Increase) in Deposits                                        -               -               -               -          (2,189)
                                                    --------------  --------------  --------------  --------------  --------------
    TOTAL ADJUSTMENTS                                     162,739         223,606         342,372         751,174      11,287,047
                                                    --------------  --------------  --------------  --------------  --------------
  NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                                  (138,843)       (232,804)       (362,759)       (627,335)     (4,630,657)
                                                    --------------  --------------  --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds From sale of equipment                               -               -               -               -          10,250
  Purchase of property and equipment                            -            (677)              -            (677)       (267,149)
  Proceeds from sale of securities                              -               -               -               -         283,596
  Purchase of securities                                        -               -               -               -         (90,000)
  Proceeds from foreclosure                                     -               -               -               -          44,450
  Investment in joint ventures                                  -               -               -               -        (102,069)
  Payment for license agreement                                 -               -               -               -          (6,250)
                                                    --------------  --------------  --------------  --------------  --------------

  NET CASH PROVIDED (USED) BY
   INVESTING ACTIVITIES                                         -            (677)              -            (677)       (127,172)













                             See accompanying notes



MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
==================================================================================================================================


                                                                                                                    From Inception
                                                      For the Three Months Ended       For the Six Months Ended   (October 21, 1983)
                                                               June 30,                        June 30,                Through
                                                         2003            2004            2003            2004       June 30, 2004
                                                    --------------  --------------  --------------  --------------  --------------
                                                     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                          $      29,988   $      18,556   $     140,342   $      18,556   $   3,129,139
  Costs incurred in offerings                             (10,312)         (2,785)        (33,358)         (2,785)       (457,273)
  Purchase of Company's common stock for
    cancellation                                           (7,788)           (974)        (23,508)           (974)        (25,406)
  Sale of common stock warrants                                 -               -               -               -          18,250
  Sale of preferred stock                                  33,900               -          64,500               -         323,005
  Sale of redeemable preferred stock                            -               -               -               -         150,000
  Capital contributions                                         -               -               -               -         301,068
  Payment on proposed reorganization                            -               -               -               -          (5,000)
  Loans to officer                                              -           3,000               -           3,000         781,805
  Repayments from officer                                       -          (3,000)              -          (3,000)       (545,379)
  Increase in loan payable-others                          10,000         310,000          10,000         685,000       1,207,069
                                                    --------------  --------------  --------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:                      55,788         324,797         157,976         699,797       4,877,278
                                                    --------------  --------------  --------------  --------------  --------------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                (83,055)         91,316        (204,783)         71,785         119,449
BEGINNING BALANCE CASH AND
      CASH EQUIVALENTS                                    130,054          28,133         251,782          47,664               -
                                                    --------------  --------------  --------------  --------------  --------------
ENDING BALANCE CASH AND CASH
    EQUIVALENTS                                     $      46,999   $     119,449   $      46,999         119,449   $     119,449
                                                    ==============  ==============  ==============  ==============  ==============
































                             See accompanying notes

                           MATERIAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


Note 1. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2004, and the results of its operations and cash flows for the six-month periods and three-month periods ended June 30, 2004 and 2003. The operating results of the Company on a semi-annual and quarterly basis may not be indicative of operating results for the full year.

          On September 23, 2003, the Company's Board of Directors declared a 1,000 for 1 reverse stock split of its Class A Common Stock and all classes of its Preferred Stock. The financial statements have been retroactively restated as if the reverse stock split occurred at the beginning of each period presented.


Note 2.   Summary of Significant Accounting Policies

     a.   Principles of consolidation

          The accompanying financial statements include the accounts and transactions of Material Technologies, Inc. and its wholly owned subsidiaries, Matech International, Inc and Matech Aerospace, Inc. Intercompany transactions and balances have been eliminated in consolidation.

     b.   Accounts Receivable

          Accounts  receivable  are  reported  at  the  customers'   outstanding
          balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

     c.   Allowance for Doubtful Accounts

          The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers

     d.   Property and Equipment

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

     f.   Accounting Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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


Note 3.   Receivable from officer

          As of June 30, 2004, the Company is owed by its President,  Mr. Robert
          M. Bernstein, $88,192 for various advances made to him including accrued interest. Advances are assessed interest at a rate of 10% per annum, are unsecured, and due on demand. Accrued interest recognized as income for the three-months ended June 30, 2003 and 2004 were $2,524 and $2,159.. Accrued interest recognized as income for the six-months ended June 30, 2003 and 2004 were $3,816 and $4,252.


Note 4.   Intangibles

          Intangible assets consist of the following:

                                    Period of                June 30,
                                    Amortization        2003          2004
                                    ------------      -------       -------

          Patent Costs               17 Years        $ 28,494      $ 28,494
          License Agreement          17 Years           6,250         6,250
              (See Note 5)
          Website                    5  Years           5,200         5,200
                                                     ---------     ---------
                                                       39,944        39,944
          Less Accumulated Amortization               (28,882)      (30,998)
                                                     ---------     ---------

                                                     $ 11,062      $  8,946
                                                     =========     =========

          Amortization charged to operations for the three-months ended June 30, 2003 and 2004 were $529, and $529, respectively. Amortization charged to operations for the six-months ended June 30, 2003 and 2004 were $1,058, and $1,058, respectively.

          Estimated amortization expense for the next five years is as follows:

               2005         $2,116
               2006         $1,596
               2007         $1,076
               2008         $1,076
               2009         $1,076


Note 5.   Convertible Debentures

          On September 23, 2003, the Company entered into a Class A Senior Secured Convertible Debenture (the "Debenture") with Palisades Capital, LLC or its registered assigns ("Palisades"), pursuant to which Palisades has agreed to loan to the Company up to $1,500,000, of which a total of $1,025,000 has been funded through June 30, 2004.

          Under the Debenture, Palisades has the option, after March 30, 2004, to convert the principal amount of all moneys loaned under the Debenture, together with accrued interest, into Common Stock of the Company at the lesser of (i) 50% of the average ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date or (ii) $0.10 (the lesser of the two being referred to as the "Conversion Price"). In the event Palisades loans the full $1,500,000 face amount of the Debenture to the Company and subsequently elects to exercise its right to convert the Debenture into the Company's Common Stock at a time when the Conversion Price is less than four cents per share Palisades would receive at least fifty million (50,000,000) shares of Common Stock resulting in a change in control of the Common Stock of the Company. However, Mr. Bernstein, the Company's President and Chief Financial Officer would still retain voting control as a result of his holding of one hundred percent (100%) of the Class B Common Stock.

          In connection with the financing, the Company's President entered into a voting agreement and irrevocable proxy, which provides that until September 23, 2006, if an Event of Default, as defined in the Debenture in favor of Palisades and continues for a period of not less than 30 days, all Class B Common Stock which Mr. Bernstein owns of record, or becomes the owner of record in the future will be voted in accordance with the directions of Mr. Monty Freedman, an affiliate of Palisades, or his designated successor. This loss of voting rights would create a change in the voting control of the Company.

          The debenture bears interest at an annual rate of 10% and matures on December 31, 2006 when the principal and accrued interest becomes fully due. During the three-month period ended June 30, 2004, the Company was advanced $310,000 from Palisades. The balance of the debenture at June 30, 2004 was $1,065,457 including accrued interest. Interest charged to operations for the three-months ended June 30, 2003 and 2004 pertaining to this obligation were $0 and $19,274 respectively. Interest charged to operations for the six-months ended June 30, 2003 and 2004 pertaining to this obligation were $0 and $35,124, respectively.


Note 6.   Stock Activity

          On April 23, 2004, the Company amended its Certificate of Incorporation increasing the number of authorized common shares to 1,750,000,000 and number of authorized preferred shares to 50,000,000.

          During the quarter ended June 30, 2004, the Company issued 729,276 shares of its common stock. Of the common shares issued, 500,000 shares were issued through the conversion of 500,000 shares of the Company's Class D Preferred, 2,700 shares were issued through the conversion of 2,700 shares of the Company's Class C Preferred, 50,000 shares were issued to a former attorney of the Company in settlement of fees due him totaling $39,467, 18,576 shares were issued for cash totaling $18,556, 133,000 shares were issued for consulting services valued at $145,875, and 25,000 shares were issued to note holder of the Company for no consideration.

          Of the 133,000 shares issued for services, 130,000 shares were issued subject to a three-year restriction to sale or transfer the shares from date of issuance. As theses share cannot be sold or transferred for three years, the Company valued the shares at 30% of the market price of the shares on date of issuance. The same three-year restriction exists for the 25,000 shares issued to a note holder that is owed $25,688 by the Company and is past due. The 25,000 shares were valued at $24,750 (30% of market value at date of issuance and this amount was charged to operations as an expense.

          Also during the quarter, the Company entered into negotiations with Gisbex Holding for possible funding, the terms of which are currently under discussion. As part of the negotiations, the Company delivered two stock certificates, one certificate is for 5,300,000 shares and the other one is for 1,000,000 shares. Each certificate bears a legend that the shares were issued without consideration and are restricted from being transferred, sold or have any voting rights. If Gisbex consummates the transaction and funds are received, then these two certificates will be replaced with new ones bearing no restrictive legends. If a transaction with Gisbex is not consummated, the 6,300,000 shares will returned to the Company for cancellation. Due to the lack of consideration and the restrictions placed on these shares, the Company does not consider the 6,300,000 shares issued to Gibex to be outstanding.

          Also during the quarter ended June 30, 2004, the Company purchased 260 shares of common stock from a shareholder for $974. These shares were returned to treasury and canceled.

          On February 15, 2004, the Company authorized a modification to the exercise price of certain outstanding warrants which were issued in 2003 as part of the Company's offering of Class C-Series A Convertible Preferred Stock and Class A and Class B Common Stock Purchase
          Warrants. The modification reduced the conversion price under the Warrants to purchase Class A Common Stock from $50 per share to $1 per share and reduced purchase price under the Class B Warrants to purchase Class A Common Stock from $100 per share to $2 per share.

          During the quarter ended June 30, 2003, the Company received $63,888 net of offering costs in exchange for the issuance of 3,500 shares of its Class A common stock and 3,400 shares of its Class C convertible preferred stock. Each share of Class C preferred is convertible into one share of Class A common. In addition, during the quarter, the Company issued 2,650 shares of its Class A common stock for legal services valued at $26,500, 7,571 shares of Class A common for consulting services valued at $75,711, and 1,180 shares of Class A common in connection with its Regulation S offering valued at $11,803. The shares issued for non-cash consideration were valued at their respective quoted market price at date of issuance. Also during the quarter, the Company issued 4,242 shares of its Class A common stock to the University of Pennsylvania pursuant to the anti-dilution provision of the Company's agreement with the University.

          Also during the quarter ended June 30, 2003, the Company purchased 185 shares of its Class A common stock from various shareholders on the open market for $7,788 which were subsequently cancelled. Also during the quarter, the 100,000 shares held in reserve pertaining to the Straight Documentary Credit with Allied Boston were return to the Company's treasury and cancelled.

Item 2.   Management's  discussion  and  analysis  of  financial  conditions and
--------------------------------------------------------------------------------
results of operations
---------------------

          Results of Operations for the Six Months Ended June 30, 2004 and 2003
          ---------------------------------------------------------------------

          The Company generated $70,335 of revenue under its two research and development contracts during the six-months ended June 30, 2004. During the six-months ended June 30, 2003, the Company did not generate any revenue with the exception of interest income.

          During the six month period ended June 30, 2004, the Company incurred $403,242 in development costs compared to $101,714 during the same period last year. Of the $403,242 incurred in 2004, $61,127 pertains to salaries, $34,206 was incurred in the purchase of supplies and materials, and $307,909 was incurred for outside services of which $125,100 was paid through the issuance of 120,000 shares of the Company's restricted common stock. Of the $101,714 incurred in 2003, $50,714 pertains to salaries and $40,000 relates to fees paid for services through the issuance of 4,250 shares of the Company's common stock.

          General  and   administrative   costs  were   $930,275  and  $536,479,
          respectively, for the six-month periods ended June 30, 2004 and 2003.

          Major costs incurred during 2004, included officer's salary of $96,000 of which $36,000 was accrued, office salaries of $21,445, professional fees of $93,001, consulting fees of $625,630, travel of $16,821, telephone expense of $8,336, rent of $11,735, and office expense of $18,884.

          Of the $625,630 in professional fees, $51,655 was paid in cash or accrued and the remaining $573,975 was paid through the issuance of 638,000 shares of the Company's common stock.

          Major costs incurred during 2003, included officer's salary of $60,000 of which $29,000 was accrued, office salaries of $24,573, professional fees of $227,117, consulting fees of $125,282, travel of $12,386, telephone expense of $8,441, rent of $14,088, and office expense of $12,460.

          Of the $227,117 in professional fees, $95,617 was paid in cash or accrued and the remaining $131,500 was paid through the issuance of 8,650 shares of the Company's common stock. Of the $125,282 incurred in consulting fees, $67,321 was paid in cash or accrued and $57,961 was paid through the issuance of 3,821 shares of the Company's common stock.

          Interest earned during the six-months ended June 30, 2004 and 2003 of $6,246 and $26,384, respectively, consists primarily of accrued interest earned on promissory notes due from the Company's President and a Director on stock purchases and advances. The decrease in interest income for 2004 as compared to 2003 pertain to the December 2003 cancellation of interest-bearing promissory notes due from the

          Company's President and Secretary totaling $465,000 for the return to the Company of the shares purchased for the respective promissory notes.

          Interest expense for the six-months ended June 30, 2004 and 2003 totaled $120,733 and $95,522, respectively. Significantly all of interest expenses during these periods pertain to interest accrued on promissory notes due by the Company.


          Results of  Operations  for the Three  Months  Ended June 30, 2004 and
          ----------------------------------------------------------------------
          2003
          ----

          During the three-month period ending June 30, 2004, the Company generated $3,066 of revenue from its research contract. Interest earned during the three months ended June 30, 2004 and 2003 totaled $3,156 and $13,198, respectively. Interest earned primarily consists of accrued interest earned on promissory notes due from the Company's President and a Director on stock purchases.

          During the three-month period ended June 30, 2004, the Company incurred $241,656 in development costs. Development costs incurred during the same three-month period of 2003 amounted to $70,478. Of the $241,656 incurred in 2004, $30,677 pertains to salaries, $1,470 was incurred in the purchase of supplies and materials, and $209,509 was incurred for outside services of which $125,100 was paid through the issuance of 120,000 shares of the Company's restricted common stock.

          General  and   administration   costs  were   $145,857  and  $198,041,
          respectively, for the three-month periods ended June 30, 2004 and 2003.

          The major costs incurred during the three-month period in 2004, consisted of officer's compensation of $48,000 of which $18,000 was accrued. Other expenses incurred during the three-months ended June 30, 2004 included professional fees of $11,137, consulting fees of $34,211, travel expenses of $6,908, telephone expense of $4,631, office expense of $8,765, and rent of $8,765.

          Of the $34,211 in consulting fees, $13,436 was paid in cash or accrued and the remaining $20,775 was paid through the issuance of 13,000 shares of the Company's common stock.

          The major costs incurred during the three-month period in 2003, consisted of officer's compensation of $30,000 of which $29,000 was accrued. Other expenses incurred during the three-months ended June 30, 2003 included professional fees of $65,345, consulting fees of $58,127, travel expenses of $5,810, telephone expense of $4,124, office expense of $8,663, and rent of $7,044.

          Of the $65,345 in professional fees, $38,845 was paid in cash or accrued and the remaining $26,500 was paid through the issuance of 2,650 shares of the Company's common stock. Of the $58,127 incurred in consulting fees, $22,416 was paid in cash or accrued and $35,711 was paid through the issuance of 3,571 shares of the Company's common stock.

          Interest expense for the three-months ended June 30, 2004, totaled $75,119 as compared to $46,261 incurred during the same period in 2003.


          Liquidity and Capital Resources
          -------------------------------

          Cash and cash equivalents as of June 30, 2004 and 2003 were $119,449 and $46,999, respectively. During the six-months ended June 30, 2004, the Company received a total of $801,868, which consisted of $95,312 from its two research and development contracts, $18,556 through the sale of 18,576 shares of its common stock, $685,000 in advances on the Company's convertible debenture, and a $3,000 repayment from the Company's President. During the same six-months, the Company used $722,647 in its operations, purchased office equipment for $677, used $2,785 in its Regulation S offering, made a $3,000 advance to its President and used $974 to purchase its 260 shares of common stock from a shareholder.

          During the six-months ended June 30, 2003, the Company received a total of $214,841, which consisted of $204,841 through the sale of 14,049 shares of its common stock and 4,074 shares of its preferred stock, and a loan from a third party of $10,000. During the six month period, the Company used $362,759 in its operations, used $33,358 in its Regulation S offering, and used $23,508 to purchase its 997 shares of common stock from the open market.

          As of July 16, 2004, the Company has sufficient cash resources to fund approximately 3 to 4 months of current operating expenses. Without an infusion of capital through the sale of additional shares of its stock, the Company may not be able to continue operating after its current cash is depleted.


Item 3.   Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

          n/a.


Part II.  Other Information
---------------------------


Item 2.   Changes in Securities
-------------------------------

          During the quarter ended June 30, 2004, the Company issued 7,029,016 shares of its common stock. Of the common shares issued, 500,000 shares were issued through the conversion of 500,000 shares of the Company's Class D Preferred, 2,700 shares were issued through the conversion of 2,700 shares of the Company's Class C Preferred, 50,000 shares were issued to a former attorney of the Company in settlement of fees due him totaling $39,467, 18,576 shares were issued cash totaling $18,556, 133,000 shares were issued for consulting services valued at $145,875, and 25,000 shares were issued to note holder of the Company for no further consideration. As part of the negotiations, with Gisbex Holding, the Company delivered 6,300,000 common shares. These 6,300,000 shares are not transferable, have no voting rights, and are not considered part of the 68,317,991 shares outstanding as of June 30, 2004. Also during the quarter the Company purchased from a shareholder 260 shares of its common stock which was subsequently cancelled.

          For the period from July 1, 2004 through July 16, 2004, the Company issued 1,047,000 shares of its common stock for $123,500.


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