Form 10-Q
period 2004-09-30
MATERIAL TECHNOLOGIES INC /CA/
filed 2004-11-12
CIK 1036668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004


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

------------------------------
(Former name, former address and former fiscal year, if changed since last report)

[X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of equity; as of September 30, 2004

Class A Common Stock - 100, 494,460 shares issued, 70,994,951 shares outstanding Class B Common Stock - 600,000 shares issued and outstanding
Class A Preferred - 337 shares issued and outstanding
Class B Preferred - 167 shares issued and outstanding
Class C Preferred - 1,350 shares issued and outstanding
Class D Preferred - 4,490,000 shares issued and outstanding

                                      INDEX
                                      -----




                                                                          Page
                                                                         ------

Part 1. Financial Information

     Item 1. Financial Statements

          Consolidated Balance Sheets                                    3 - 4

          Consolidated Statements of Operations -
           For the three and nine months ended
           September 30, 2004 and 2003and from the
           Company's inception (October 21, 1983)
           through September 30, 2004                                      5

          Consolidated Statements of Cash Flows
           For the nine-months ended September 30,
           2004 and 2003 and from the Company's
           inception (October 21, 1983) through
           September 30, 2004                                            6 - 7

          Notes to Consolidated Financial Statements                       8


     Item 2. Management's Discussion and Analysis                         15


     Item 3. Quantitative and Qualitative Disclosures
             about Market Risk                                            21


Part 2. Other Information                                                 21

Part 1.   Financial Information
-------------------------------

Item 1. - FINANCIAL INFORMATION
------------------------------




MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
====================================================================================================================


                                                                                  December 31,       September 30,
                                                                                      2003                2004
                                                                                ----------------    ----------------
                                                                                                      (Unaudited)

ASSETS

  CURRENT ASSETS
    Cash and cash equivalents                                                   $        47,664     $       168,686
    Receivable due in research contracts                                                 28,004              19,798
    Receivable from officer                                                              83,940              94,450
    Employee receivable                                                                   1,350               2,689
    Receivable from tax authorities                                                         161                   -
    Prepaid expenses                                                                      4,179               3,000
                                                                                ----------------    ----------------

      TOTAL CURRENT ASSETS                                                              165,298             288,623
                                                                                ----------------    ----------------

  FIXED ASSETS
    Property and equipment, net
      of accumulated depreciation                                                        20,626              16,569
                                                                                ----------------    ----------------

  OTHER ASSETS
    Intangible assets, net of
      accumulated amortization                                                           10,004               8,417
    Refundable deposit                                                                    2,348               2,348
                                                                                ----------------    ----------------

      TOTAL OTHER ASSETS                                                                 12,352              10,765
                                                                                ----------------    ----------------

      TOTAL ASSETS                                                              $       198,276     $       315,957
                                                                                ================    ================




















                             See accompanying notes



MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
====================================================================================================================


                                                                                  December 31,       September 30,
                                                                                      2003                2004
                                                                                ----------------    ----------------
                                                                                                      (Unaudited)

LIABILITIES AND STOCKHOLDERS'  (DEFICIT)

  CURRENT LIABILITIES
    Legal fees payable                                                          $       219,154     $       148,753
    Fees payable to R&D subcontractors                                                   25,000                   -
    Accounting fees payable                                                              37,984              18,395
    Other accounts payable and accrued expenses                                          96,591              43,133
    Accrued officer wages                                                               142,446             196,446
    Notes payable - current portion                                                      25,688              25,688
    Payable on research and
      development sponsorship                                                           638,003             728,068
    Loans payable - others                                                               60,438              61,656
                                                                                ----------------    ----------------

      TOTAL CURRENT LIABILITIES                                                       1,245,304           1,222,139

  SECURED CONVERTIBLE DEBENTURE                                                         345,333           1,193,372
                                                                                ----------------    ----------------

      TOTAL LIABILITIES                                                               1,590,637           2,415,511
                                                                                ----------------    ----------------

  MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                              825                 825
                                                                                ----------------    ----------------


  STOCKHOLDERS'  (DEFICIT)

    Class A preferred stock , $.001 par value, authorized 350,000 Shares, issued and outstanding 337 shares at December 31, 2003 and
      and  September 30, 2004                                                                 -                   -
    Class B preferred stock , $.001 par value, authorized  200,000 Shares, issued and outstanding 167 shares at December 31, 2003 and
      September 30, 2004                                                                      -                   -
    Class C preferred stock , $.001 par value, authorized
      25,000,000 shares, issued and outstanding 4,050 at December 31, 2003
      and 1,350 shares at September 30, 2004                                                  4                   1
    Class D preferred stock , $.001 par value, authorized  20,000,000 Shares, issued and outstanding 5,440,000 shares at December 31, 2003 and
      4,490,000 shares at September  30, 2004                                             5,440               4,490
    Class A Common Stock, $.001 par value, authorized 1,750,000,000 shares,  issued and outstanding 66,488,975 at December
      31, 2003 and 70,994,951 shares
      outstanding at September 30, 2004                                                  66,488              70,995
    Class B Common Stock, $.001 par value, authorized 600,000
      Shares, issued and outstanding 600,000 shares at
      December 31, 2003,and  September 30, 2004                                             600                 600
    Additional paid in capital                                                       13,124,573          17,963,237
    Less notes receivable - common stock                                                (51,096)            (54,088)
    Deficit accumulated during the development stage                                (14,539,195)        (20,085,614)
                                                                                ----------------    ----------------

      TOTAL STOCKHOLDERS' (DEFICIT)                                                  (1,393,186)         (2,100,379)
                                                                                ----------------    ----------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
        (DEFICIT)                                                               $       198,276     $       315,957
                                                                                ================    ================




                             See accompanying notes

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
===============================================================================================================================

                                                                                                               From Inception
                                             For the Three Months Ended       For the Nine Months Ended      (October 21, 1983)
                                                   September 30,                    September 30,                 Through
                                                2003            2004             2003            2004        September 30, 2004
                                           --------------  --------------   --------------  --------------   ------------------
                                            (Unaudited)     (Unaudited)       (Unaudited)    (Unaudited)        (Unaudited)
                                             (Restated)                        (Restated)

REVENUES
  Sale of fatigue fuses                    $           -   $           -    $           -   $           -   $           64,505
  Sale of royalty interests                            -               -                -               -              198,750
  Research and development revenue                     -          29,186                -          99,522            5,165,883
  Test services                                        -               -                -               -               10,870
                                           --------------  --------------   --------------  --------------   ------------------
    TOTAL REVENUES                                     -          29,186                -          99,522            5,440,008
                                           --------------  --------------   --------------  --------------   ------------------

COSTS AND EXPENSES
  Research and development                        16,695       3,966,659          118,410       4,369,901            9,629,981
  General and administrative                     396,469         173,334          970,947       1,103,609           15,089,488
                                           --------------  --------------   --------------  --------------   ------------------
    TOTAL COSTS AND EXPENSES                     413,164       4,139,993        1,089,357       5,473,510           24,719,469
                                           --------------  --------------   --------------  --------------   ------------------
    INCOME (LOSS) FROM OPERATIONS               (413,164)     (4,110,807)      (1,089,357)     (5,373,988)         (19,279,461)
                                           --------------  --------------   --------------  --------------   ------------------

OTHER INCOME (EXPENSE)
  Interest income                                 12,101           3,256           38,485           9,502              351,743
  Interest expense                               (42,147)        (60,361)        (134,670)       (181,133)            (822,356)
  Forgiveness of indebtedness                          0               0                                0             (289,940)
  Loss on abandonment of joint venture                 0               0                0               0              (33,000)
                                           --------------  --------------   --------------  --------------   ------------------
    TOTAL OTHER INCOME                           (30,046)        (57,105)         (96,185)       (171,631)            (793,553)
                                           --------------  --------------   --------------  --------------   ------------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEMS AND PROVISION FOR INCOME TAXES          (443,210)     (4,167,912)      (1,185,542)     (5,545,619)         (20,073,014)
PROVISION FOR INCOME TAXES                             0               0             (800)           (800)             (12,600)
                                           --------------  --------------   --------------  --------------   ------------------

    NET INCOME (LOSS)                      $   ( 443,210)  $  (4,167,912)   $   (1,186,34)  $  (5,546,419)   $     (20,085,614)
                                           ==============  ==============   ==============  ==============   ==================

PER SHARE DATA
  Basic income (loss) before
    extraordinary item
    BASIC NET (LOSS) PER SHARE             $       (0.08)  $       (0.06)   $       (0.60)  $       (0.08)
                                           ==============  ==============   ==============  ==============
    WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING                       5,497,249      70,149,996        1,991,047      68,374,027
                                           ==============  ==============   ==============  ==============


























                             See accompanying notes

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
=====================================================================================================================


                                                                                                     From Inception
                                                                For the Nine Months Ended          (October 21, 1983)
                                                                       September 30,                    Through
                                                                  2003               2004          September 30, 2004
                                                            ----------------   ----------------    ------------------
                                                              (Unaudited)        (Unaudited)          (Unaudited)
                                                               (Restated)                              (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         $    (1,186,342)   $    (5,546,419)    $     (20,085,614)
                                                            ----------------   ----------------    ------------------
  Adjustments to reconcile net income
    (loss) to net cash provided
    (used) in operating activities
  Depreciation and amortization                                       6,854              6,321               201,072
  Accrued interest income                                           (36,317)            (9,502)             (296,671)
  Gain on sale of securities                                              -                  -              (196,596)
  Charge off of investment in joint venture                               -                  -                33,000
  Officers' and directors compensation on stock
    subscription modification                                             -                  -             1,500,000
  Issuance of common stock to officer for past services                   -                  -             1,727,617
  Charge off of deferred offering costs                                   -                  -                36,480
  Charge off of long-lived assets due to impairment                       -                  -                92,919
  Modification of royalty agreement                                       -                  -                 7,332
  Gain on foreclosure                                                     -                  -               (18,697)
  (Increase) decrease in accounts receivable                         (4,850)             8,206               (70,126)
  (Increase) decrease in employee advances                            1,433                                   (1,511)
  (Increase) decrease in prepaid expense                             (3,000)                 -                (4,338)
  Loss on sale of equipment                                               -                                   12,780
  Issuance of common  stock for services                            522,400          4,596,926             8,569,918
  Issuance of stock for agreement modification                            -                  -                   152
  Forgiveness of Indebtedness                                             -                  -               215,000
  Increase (decrease) in accounts                                                            -                     -
    payable and accrued expenses                                    113,848            (49,981)            1,019,856
  Increase in legal fees secured by note payable                          -                                1,481,895
  Interest accrued on note payables                                 132,608            179,074               766,777
  Increase in research and development                                                                             -
     sponsorship payable                                                  -                  -               218,000
  (Increase) in note for litigation settlement                            -                  -               (25,753)
  (Increase) in Deposits                                                  -                  -                (2,189)
                                                            ----------------   ----------------    ------------------
    TOTAL ADJUSTMENTS                                               732,976          4,731,044            15,266,917
                                                            ----------------   ----------------    ------------------
  NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                                            (453,366)          (815,375)           (4,818,697)
                                                            ----------------   ----------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds From sale of equipment                                         -                  -                10,250
  Purchase of property and equipment                                      -               (677)             (267,149)
  Proceeds from sale of securities                                        -                  -               283,596
  Purchase of securities                                                  -                  -               (90,000)
  Proceeds from foreclosure                                               -                  -                44,450
  Investment in joint ventures                                            -                  -              (102,069)
  Payment for license agreement                                           -                  -                (6,250)
                                                            ----------------   ----------------    ------------------

  NET CASH PROVIDED (USED) BY
   INVESTING ACTIVITIES                                          -                        (677)             (127,172)
                                                            ----------------   ----------------    ------------------














                             See accompanying notes



MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
=====================================================================================================================


                                                                                                     From Inception
                                                                For the Nine Months Ended          (October 21, 1983)
                                                                       September 30,                    Through
                                                                  2003               2004          September 30, 2004
                                                            ----------------   ----------------    ------------------
                                                              (Unaudited)        (Unaudited)          (Unaudited)
                                                               (Restated)                              (Restated)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                  $       187,140    $       170,556     $       3,281,139
  Costs incurred in offerings                                       (38,356)           (10,314)             (464,802)
  Purchase of Company's common stock for cancellation               (24,332)            (4,168)              (28,600)
  Sale of common stock warrants                                           -                  -                18,250
  Sale of preferred stock                                            64,500                  -               323,005
  Sale of redeemable preferred stock                                      -                  -               150,000
  Capital contributions                                                   -                  -               301,068
  Payment on proposed reorganization                                      -                  -                (5,000)
  Loans to officer                                                        -             (7,000)              771,805
  Repayments from officer                                                 -              3,000              (539,379)
  Increase in loan payable-others                                   130,000            785,000             1,307,069
                                                            ----------------   ----------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:                               318,952            937,074             5,114,555
                                                            ----------------   ----------------    ------------------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                           (134,414)           121,022               168,686
BEGINNING BALANCE CASH AND
    CASH EQUIVALENTS                                                251,782             47,664                     -
                                                            ----------------   ----------------    ------------------
ENDING BALANCE CASH AND CASH
    EQUIVALENTS                                             $       117,368    $       168,686     $         168,686
                                                            ================   ================    ==================

































                             See accompanying notes

                           MATERIAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


Note 1.   Nature of Business, Organizational Structure and Principles of
------------------------------------------------------------------------
Consolidation
-------------

          Material Technologies, Inc. (the "Company") is engaged in research and development of metal fatigue detection, measurement, and monitoring technologies. The Company is developing several monitoring devices for metal fatigue detection and measurement and is considered a development stage company doing business as "Tensiodyne Scientific Corporation".

          The accompanying financial statements include the accounts and transactions of Material Technologies, Inc. and its majority owned subsidiaries, Matech International, Inc and Matech Aerospace, Inc. Intercompany transactions and balances have been eliminated in consolidation.

          In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2004, and the results of its operations and cash flows for the three and nine-month periods ended September 30, 2004 and 2003. The operating results of the Company on an interim basis may not be indicative of operating results for the full year. Your attention is directed to footnote disclosures found in the Company's December 31, 2003 Form 10-K and particularly to Note 2, which includes a summary of significant accounting policies.

          Certain 2003 amounts have been reclassified in order to conform with 2004 classifications. The Company has restated the results of operations for the quarter and year to date periods ended September 30, 2003 to properly state Officer Salary for the respective periods. An increase of $34,500 and $$72,500 was recorded in General and Administrative Expenses during the quarter and year to date periods ended September 30, 2003, respectively.

          On September 23, 2003, the Company's Board of Directors declared a 1,000 for 1 reverse stock split of its Class A Common Stock and all classes of its Preferred Stock. The financial statements have been retroactively restated as if the reverse stock split occurred at the beginning of each period presented.

          The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial operating and net losses, as well as negative operating cash flows, in recent fiscal years. In addition, the Company is in default on approximately $804,000 of its term notes payable. As a result, the Company has significant working capital and stockholders' deficits at September 30, 2004. Additionally, the Company has not completed development on its product and accordingly, has not any income . These factors, among others, indicate that the Company may be unable to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional debt or equity financing as may be required to make up for any shortfalls in operating cash flows, and ultimately to attain successful operations.


Note 2.   Net Loss Per Share
----------------------------

          Basic and diluted Earnings (Loss) per share are calculated by dividing net loss by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of September 30, 2004, the Company has an aggregate of 72.4 million additional common shares were potentially issuable pursuant to shares held in escrow (see Note 7), outstanding financial instruments that have fixed conversion and exercise prices (see Note 6) and warrants (see Note 6). Based on the net loss incurred for each period presented in the financial statements, the warrants are considered anti-dilutive and accordingly are not included in the computation of the net loss per share.


Note 3.   Receivable from Officer
---------------------------------

          As of September 30, 2004, the Company is owed by its President, Mr. Robert M. Bernstein, $94,450 for various advances made to him including accrued interest. Advances are assessed interest at a rate of 10% per annum, are unsecured, and due on demand. Accrued interest recognized as income for the three-months ended September 30, 2003 and 2004 was $1,935 and $2,258, respectively. Accrued interest recognized as income for the nine-months ended September 30, 2003 and 2004 was $5,767 and $6,510, respectively.

Note 4.   Intangibles
---------------------

          Intangible assets consist of the following at September 30, 2004:

                                Period of
                                Amortization
                                ------------

          Patent Costs            17 Years               $ 28,494
          License Agreement       17 Years                  6,250
            (See Note 5)
          Website                  5 Years                  5,200
                                                         ---------
                                                           39,944
          Less Accumulated Amortization                   (31,527)

                                                         $  8,417
                                                         =========

          Amortization charged to operations for the three-months ended September 30, 2003 and 2004 was $529, respectively. Amortization charged to operations for the nine-months ended September 30, 2003 and 2004 was $1,587, respectively.

          Estimated amortization expense for the next five years is as follows:

                          2005             $2,116
                          2006             $1,596
                          2007             $1,076
                          2008             $1,076
                          2009             $1,076


Note 5.   Notes and Loans Payable
---------------------------------

     a. In October 1996, the Company borrowed $25,000 from an unrelated third party. The loan balance as of September 30, 2004 was $25,688. This loan is in default.

     b. On May 27, 1994, the Company borrowed $25,000 from Mr. Sherman Baker, a current shareholder. The loan is evidenced by a promissory note that is assessed interest at major bank prime rate. The note matured on May 31, 2002, when principal and accrued interest became fully due and payable. The Company has pledged its patents as collateral against this loan. This loan is in default.

          As additional consideration for the loan, the Company granted to Mr. Baker, a 1% royalty interest in the Fatigue Fuse and a 0.5% royalty interest in the Electrochemical Fatigue Sensor. The Company has not placed a value on the royalty interest granted. The balance due on this loan as of September 30, 2004, was $51,487.

     c. On April 28, 2003, the Company borrowed $10,169 from third parties. These loans are unsecured, non-interest bearing, and due on demand.

     d. The Company is indebted to the University of Pennsylvania pursuant to a Sponsorship Agreement. The balance due as of September 30, 2004 is $728,068. This loan is in default.


Note 6.   Convertible Debentures
--------------------------------

          On September 23, 2003, the Company entered into a Class A Senior Secured Convertible Debenture (the "Debenture") with Palisades Capital, LLC or its registered assignee ("Palisades"), pursuant to which Palisades has agreed to loan to the Company up to $1,500,000, of which a total of $1,125,000 has been funded through September 30, 2004.

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

          The debenture bears interest at an annual rate of 10% and matures on December 31, 2006 when the principal and accrued interest becomes fully due. During the three-month period ended September 30, 2004, the Company was advanced $100,000 from Palisades. The balance of the debenture at September 30, 2004 was $1,193,372 including accrued interest. Interest charged to operations for the three-months ended September 30, 2003 and 2004 pertaining to this obligation were $99 and $27, 915 respectively. Interest charged to operations for the nine-months ended September 30, 2003 and 2004 pertaining to this obligation were $99 and $63,039, respectively.

Note 7.   Stock Activity
------------------------

          On April 23, 2004, the Company amended its Certificate of Incorporation increasing the number of authorized common shares to 1,750,000,000 and number of authorized preferred shares to 50,000,000.

          During the three-months ended September 30, 2004, the Company had the following stock activity::

          a)   Common  Stock  issued  and   outstanding
                Shares issued for $152,000                        1,061,760
                Shares issued for  consulting  services,
                  valued at $3,897,851                            1,615,200 (1)
                Shares issued in connection with private
                  offerings, valued at $3,400                         1,000
                Shares  purchased in the open market for
                  cancellation                                       (1,000)
                                                                 -----------
                                                                  2,676,960

                Add: shares issued and outstanding as of
                  June 30, 2004                                  68,317,991
                                                                 -----------

                Common shares issued and  outstanding as
                 of September 30, 2004                           70,994,951
                                                                ============

          b)   Common share activity  issued during the
                three-months  ended  September 30, 2004,
                but held in escrow  and  considered  not
                outstanding                                      23,198,666 (2)


                Add:  Shares  held in  escrow as of June
                  30, 2004 and considered not  outstanding        6,300,843
                                                                ------------

                Common  shares  held  in  escrow  as  of
                 September 30, 2004                              29,499,509
                                                                ============

                  Total shares  issued as of September 30,
                    2004                                        100,494,460
                                                                ============

          1) Of the 1,615,200 ahares, 1,599,000 were issued pursuant to a three-year lock up agreement. Under this agreement, these shares cannot be sold or transferred for a three-year period, with certain limited exceptions. Due to the restrictions placed on these shares marketability, the shares were valued at 70% of their market price on date of issuance.

          2)   A description of the shares held in escrow are as follows

               a), 4,200,000 shares were issued as part of the on going negotiations on a $7,000,000 loan.

               b) 8,666,666 shares were issued to escrow pursuant to a July 23, 2004 Stock Purchase Agreement ("Langley Agreement") with Langley Park Investments PLC, a corporation organized under the laws of England and Wales ("Langley"). The Agreement was subject to a number of material conditions precedents before the obligations of any of the parties under the Agreement matured. The last of the conditions precedent was satisfied on October 1, 2004, at which time the Agreement became a binding and enforceable obligation of the parties thereto. There is no material relationship between the registrant and Langley other then the obligations created by the Agreement.

                    The Agreement obligates the Company to issue and sell 8,666,666 shares of its Common Stock par value $.001 (the "Shares") to Langley for a purchase price of $1.50 per share (the "Purchase Price"). The Purchase Price for the Shares is represented by the issuance to the Company of 6,621,696 shares of Langley (the "Langley Shares"), which is net of the 7.5% finder's fee. The Agreement provides that 3,579,295 shares will be held in an escrow account and the balance of 3,042,445 shares is saleable on the London Exchange. The Shares of the Company are restricted stock for a period of 2 years from date of issuance. If the Shares of the Company do not have a market price of at least $1.50 per share at the end of the 2 year period, the Company is required to return the shares of Langley held in escrow based on a formula, as defined.

               c) 10,332,000 shares of common stock were issued to escrow as part of the negotiations on potential financing with Seaside Partners Fund LP ("Seaside"). The Agreement is subject to a number of material conditions precedents before the obligations of any of the parties under the Agreement matures.

                    The Agreement obligates the Company to issue and sell 10,332,000 shares of its Common Stock par value $.001 (the "Shares") to Seaside for a purchase price of $0.55 per share (the "Purchase Price"). The Purchase Price for the Shares is represented by the issuance to the Company of 4,920,000 shares of Seaside which is net of the 9.1% finder's fee. The Agreement provides that 1,623,600 shares will be held in an escrow account and the balance of 3,296,400 shares is saleable on the London Exchange. The Shares of the Company are restricted stock for a period of 1 year from date of issuance. If the Shares of the Company do not have a market price of at least $0.55 per share, the Company is required to return the shares of Langley held in escrow based on a formula, as defined.


Note 8.   Subsequent Events
---------------------------

          The Company consummated its transaction with Langley, and on October 15, 2004, the Company sold 1,000,000 shares in Langley on the London Stock Exchange through a registered broker dealer licensed in the United Kingdom for $466,000.

          In addition, on November 8, 2004, the Company sold 500,000 shares of Langley on the London Stock Exchange through a registered broker dealer licensed in the United Kingdom for $220,283.

          The Company is expects to consummate the transaction with Seaside in November 2004.

          During the period from October 1, 2004 through November 8, 2004, the Company had the following stock activity: (i) issued 1,000 shares of common stock for services rendered in its research and development project valued at $3,040; (ii) issued 200,000 shares of common stock for consulting services subject to a two year lock up agreement valued at $422,800; (iii) issued 2,570,000 shares of common stock through the conversion of 2,570,000 shares of convertible Class D Preferred; (iv) sold130,000 shares of common stock , subject to a two year lock up agreement for $10,000; (v) issued 2,260,000 shares of its common stock to its Corporate Secretary, subject to a two year lock up agreement, which were valued at $3,970,820; (vi) issued 36,923 shares of its common stock to a consultant who is assisting the Company in finding licensing technologies relevant to the Company's business valued at $78,055; (vii) issued 100,000 shares to its outside accounting consultant, subject to a three-year lock up agreement, valued at $251,000; and (viii) issued 1,500,000 shares to John Goodman, an employee and director in connection with engineering services, subject to a three-year lock up agreement, valued at $2,520,000.

Item 2.   Management's  discussion  and  analysis  of  financial  conditions and
--------------------------------------------------------------------------------
results of operations
---------------------

Results of Operations for the Nine Months Ended September 30, 2004 and 2003
---------------------------------------------------------------------------

A summary of the Company's operating activities for the nine-months ended September 30, 2004 as compared to the Company's operating activities for the nine-months ended September 30, 2003 is as follows:

                                                 For the Nine Months
                                                        Ended
                                                    September 30                    Increase
                                               2004               2003             (Decrease)
                                         ----------------   ----------------    ----------------
                                           (Unaudited)        (Unaudited)         2004 v 2003
                                                                                ================

Research and development revenue         $        99,522    $             -     $        99,522
                                         ================   ================    ================

Research and development costs
   Stock issued for services             $     4,019,715    $        45,000     $     3,974,715
   Cash and accrued expenses
      Salaries                                    88,725             66,381              22,344
      Consultants and other expenses             261,461              7,029             254,432
                                         ----------------   ----------------    ----------------

                                         $     4,369,901    $       118,410     $     4,251,491
                                         ================   ================    ================

General and administrative expenses
   Stock issued for services             $       577,210    $       477,400     $        99,810
   Cash and accrued expenses
      Officer's salary                           144,000            103,500              40,500
      Salaries - other                            33,467             34,288                (821)
      Consulting fees                             69,007            102,963             (33,956)
      Professional fees                           89,767            124,851             (35,084)
      Rent                                        21,127             21,132                  (5)
      Office expense                              24,800             20,287               4,513
      Telephone                                   13,903             13,385                 518
      Travel expense                              34,060             17,257              16,803
      Other expenses                              96,268             55,884              40,384
                                         ----------------   ----------------    ----------------

                                         $     1,103,609    $       970,947     $       132,662
                                         ================   ================    ================

Interest Expense                         $       181,133            134,670     $        46,463
                                         ================   ================    ================

Interest income                          $         9,502    $        38,485     $       (28,983)
                                         ================   ================    ================

During the nine months ended September 30, 2004, the Company issued 127,700 shares of its common stock (free trading) to various consultants for services rendered in the Company's research and development projects. These shares were valued at $150,980. The Company also issued during the nine-month period ending September 30, 2004, 599,000 to various consultants for services rendered in connection with the Company's research and development efforts. These shares are subject to a three-year lock up and were valued at $1,394,172 (70% of the respective shares' market value on date of issuance). In addition, the Company issued 1,007,500 shares (restricted) to Mr. William Berks, a director and vice-president of the Company for services rendered. These shares are subject to three-year lock up agreement and were valued at $2,474,563 (70% of the shares' market value on date of issuance).

During the nine months ended September 30, 2003, the Company issued 4,250 (post-split) shares of its common stock for services rendered in connection with its research and development endeavors that were valued at $45,000. Of the 4,250 shares issued, 1,000 shares were issued to Mr. John Goodman, a director and officer of the Company and 3,000 shares were issued to Mr. Williams Berks.

During the nine months ended September 30, 2004, the Company issued 1,000 shares (free trading) to its outside accounting consultant, which was valued at $3,235. Other shares of its common stock totaling 638,000 were issued to various consultants for marketing and other services and were valued at $573,975.

During the nine months ended September 30, 2003, the Company issued 7,765 (post-split) shares of its common stock for consulting services valued at $98,701. Also during this nine-month period, it issued 8,650 (post-split) shares of its common stock for professional services valued at $131,500, and issued 30,000 (post-split) shares of its common stock to its president as compensation valued at $247,199.

During the nine-months ended September 30, 2004, the Company incurred $261,461 in cash and accrued expenses relating to its research and development endeavors as compared to $7,029 for the same period in 2003. The main reason for the difference in amounts incurred for the two periods relates to the Company's funding during the two periods and the amount it had available to pay for its research and development projects. The net funding from financing activities during the nine-months ended September 30, 2004 amounted to $937,074 as compared to $318,952. As it did not have sufficient resources to fund its programs in 2003, the Company suspended its research and development projects during the 2003.

During the nine-months ended September 30, 2004, the Company incurred $144,000 in Officer's compensation, which consisted of $90,000 paid in cash, and $54,000 that was accrued pursuant to the President's employment agreement. During the nine months ended September 30, 2003, Officer's accrued compensation totaled $103,500. The increase in 2004 as compared to 2003 for Officer's compensation pertains directly to the new employment agreement in October 2003.

Consulting fees paid in cash and accrued during the nine-months ended September 30, 2004 was $33,956 less than amounts paid and accrued during the same period in 2003. The reduction pertains to increased fees incurred in 2003 for consultants involved in seeking financing for the Company.

Professional fees paid in cash and accrued during the nine-months ended September 30, 2004 was $35,084 less than amounts paid and accrued during the same period in 2003. The reduction pertains to the fees incurred in 2003 relating to the Company's filing of an SB-2 Registration Statement that was subsequently withdrawn.

Results of Operations for the Three Months Ended September 30, 2004 and 2003
----------------------------------------------------------------------------


                                             For the Three Months Ended
                                                    September 30,                   Increase
                                               2004               2003             (Decrease)
                                         -------------------------------------------------------
                                           (Unaudited)        (Unaudited)         2004 v 2003


Research and development revenue         $        29,186    $             -     $        29,186
                                         ================   ================    ================

Research and development costs
   Stock based compensation              $     3,894,615    $             -     $     3,894,615
   Cash and accrued expenses
      Salaries                                    27,598             15,667              11,931
      Consultants and other expenses              44,446              1,028              43,418
                                         ----------------   ----------------    ----------------
                                         $     3,966,659    $        16,695     $     3,949,964
                                         ================   ================    ================

General and administrative expenses
   Stock based compensation              $         3,235    $       258,939     $      (255,704)
   Cash and accrued expenses
      Officer's salary                            48,000             34,500              13,500
      Salaries - other                            12,022              9,715               2,307
      Consulting fees                             17,352             35,643             (18,291)
      Professional fees                           34,881             29,235               5,646
      Rent                                         9,392              7,044               2,348
      Office expense                               5,916              7,827              (1,911)
      Telephone                                    5,536              4,943                 593
      Travel expense                              17,239              4,871              12,368
      Other expenses                              19,761              3,752              16,009
                                         ----------------   ----------------    ----------------
                                         $       173,334    $       396,469     $      (177.135)
                                         ================   ================    ================

Interest Expense                         $        60,361    $        42,147     $        18,214
                                         ================   ================    ================

Interest income                          $         3,256    $        12,101     $       ( 8,845)
                                         ================   ================    ================

During the three  months ended  September  30,  2004,  the Company  issued 7,700 shares of its common stock (free trading) to various consultants for services rendered in the Company's research and development projects. These shares were valued at $25,880. The Company also issued 599,000 shares to three of its advisors for engineering and consulting services relating to its research and development projects.. These shares are subject to a three-year lock up and were valued at $1,394,172 (70% of the shares' market value on date of issuance). In addition, the Company issued 1,007,500 shares (restricted) to Mr. William Berks, a director and vice-president of the Company for services rendered. These shares are subject to three-year lock up agreement and were valued at $2,474,563 (70% of the shares' market value on date of issuance).

During the three months ended September 30, 2004, the Company issued 1,000 shares (free trading) to its outside accounting consultant, which was valued at $3,235. The Company also issued 599,000 shares to three of its advisors. These shares are subject to a three-year lock up and were valued at $1,394,173 (70% of the shares' market value on date of issuance).

During the three months ended September 30, 2003, the Company issued 7,760 (post-split) shares of its common stock for consulting services valued at $76,383. Also during this nine-month period, it issued 8,650 (post-split) shares of its common stock for professional services valued at $131,500, and issued 30,000 (post-split) shares of its common stock to its president as compensation valued at $247,199.

During the three-months ended September 30, 2004, the Company incurred $44,446 in cash and accrued expenses relating to its research and development endeavors as compared to $1,028 for the same period in 2003. As indicated above, the main reason for the difference in amounts incurred for the two periods relates to the Company's lack of funds in 2003 as compared to 2004, and the suspension of its research and development projects during 2003.

During the three-months ended September 30, 2004, the Company incurred $48,000 in Officer's compensation, which consisted of $30,000 paid in cash, and $18,000, which was accrued pursuant to the President's employment agreement. The accrued compensation for the three months ended September 30, 2003 amounted $34,500. The increase is attributable to the new employment contract in October 2003.

Consulting fees paid in cash and accrued during the three-months ended September 30, 2004 was $18,291 less than amounts paid and accrued during the same period in 2003. The reduction pertains to increased fees incurred in 2003 for consultants involved in seeking financing for the Company.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents as of September 30, 2004 and 2003 were $168,686 and $117,368, respectively. During the nine-months ended September 30, 2004, the Company received a total of $1,066,284, which consisted of $107,728 from its two research and development contracts, $170,556 through the sale of 1,080,336 shares of its common stock, $785,000 in advances on the Company's convertible debenture, and a $3,000 repayment from the Company's President. During the same nine-months, the Company used $923,103 in its operations, purchased office equipment for $677, used $10,314 for expenses in its Regulation S offering, made a $7,000 advance to its President and used $4,168 to purchase its 1,260 shares of common stock from a shareholder.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

n/a.


Item 4.   Controls and Procedures
---------------------------------

The Company's management has evaluated, with the participation of the Company's Chief Executive Officer and Principal Financial Officer and its Corporate Controller and Treasurer, the effectiveness of the design and operation of the Company's disclosure controls and procedures, and have concluded that, as of the end of the period covered by this Quarterly Report, the Company's disclosure controls and procedures as defined in Rule 13a-14(e) under the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing and disclosing information the Company is required to disclose in its periodic reports filed under such Act. During the most recent fiscal quarter, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


Part II.  Other Information
---------------------------

Item 2. Changes in Securities

During the three-months ended September 30, 2004, the Company had the following stock activity::

     a)   Common  Stock  issued  and   outstanding
           Shares issued for $152,000                             1,061,760
           Shares issued for  consulting  services,
            valued at $3,897,851                                  1,615,200 (1)
           Shares issued in connection with private
            offerings, valued at $3,400                               1,000
           Shares  purchased in the open market for
            cancellation                                             (1,000)
                                                                ------------
                                                                  2,676,960

     b)   Common share activity  issued during the
            three-months  ended  September 30, 2004,
            but held in escrow  and  considered  not
            outstanding                                          23,198,666 (1)
                                                                ------------
           Common  shares  issue  during  the three
            months ended September 30, 2004                      25,875,626
                                                                ============

     1)   See Note 6 to the accompanying financial statements.

During the period from October 1, 2004 through November 8, 2004, the Company issued the following shares of its common stock:

     For services rendered in connection with finding
     New technologies                                                36,923
     For services rendered in research development
     projects                                                         1,000
     Shares issued for consulting services subject to a
     three-year lock up agreement                                   200,000
     Conversion of 2,570,000 shares of Class D
     Preferred                                                    2,570,000
     Sale of 130,000 shares for $10,000 subject to a
     two-year lock up agreement                                     130,000
     Shares issued to the Company's Secretary, And
     Board member subject to a two-year lock up
     agreement                                                    2,260,000
     Shares issued to the Company's Outside accountant,
     subject to a three year lock up agreement                      100,000
     Shares issued to Mr. John Goodman for engineering
     services, subject to a three-year lock up
     agreement                                                    1,500,000
                                                                ------------
          Total                                                   6,797,923
                                                                ============






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