Form 10-K
period 2004-12-31
MATERIAL TECHNOLOGIES INC /CA/
filed 2005-03-31
CIK 1036668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K
                                    --------
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

                     Suite 707, 11661 San Vicente Boulevard,
                          Los Angeles, California 90049
                          -----------------------------
               (Address of principal executive offices) (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act)    Yes [ ]   No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2004 was $173,198,740 based on the average of the bid and asked prices of $3.40 as reported by the Over The Counter Electronic Bulletin Board.

As of March 21 2005, there were 87,660,090 shares of common stock, $.001 par value issued and outstanding.

As of March 21, 2005, there were 600,000 shares of Class B Common Stock, $.001 par value issued and outstanding.

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


     Cautionary Statement Pursuant to Safe Harbor Provisions of the Private
     ----------------------------------------------------------------------
                    Securities Litigation Reform Act of 1995
                    ----------------------------------------

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere herein. Statements in this Form 10-K that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations, including those contained in "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosure about Market Risk," or relating to the Company's outlook for fiscal year 2005, overall volume and pricing trends or strategies and their anticipated results, are "forward-looking" statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "expects," "anticipates," "approximates," "believes," "estimates," "intends," and "hopes" and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to the other factors noted with such forward-looking statements, include (but are not limited to): general economic conditions in the Company's market, including inflation, recession, interest rates and other economic factors; casualty to or other disruption of the Company's facilities and equipment; and other factors that generally affect the transportation and infrastructure industries.


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

Our efforts are dedicated to developing devices and systems that indicate the true fatigue status of a metal component. We have developed two products, with a third product now in the last stages of its development. The first is a small, extremely simple device that continuously integrates the effect of fatigue loading in a structural member, called a Fatigue Fuse. The second is an instrument that detects very small cracks in metals, The Electrochemical Fatigue Sensor. It has demonstrated that it can detect cracks, in the laboratory, as small as 10 microns (0.0004 inches), which is smaller than any other practical crack detection technology, as acknowledged by the United States Air Force and confirmed by Rockwell Scientific Corporation. We hold the patents on the Fatigue Fuse and license the technology on the Electrochemical Fatigue Sensor from the University of Pennsylvania.

Another product currently under development is the Company's "Matech NDT Probe(TM)" ("Videoscope"), which provides visual access and simultaneously, certain non-destructive test sensors to remote locations. It comprises a video detecting element and light source together with a working channel, through which certain non-destructive test sensors such as ultrasound and/or eddy current devices can be passed, to inspect visually or manually inaccessible regions of structures such as the interior of jet turbine engines.

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

On January 1, 2003 the Company formed Integrated Metal Technologies, Inc., a Delaware corporation ("IMT"). The Company owns 51% of the outstanding shares of IMT and the remaining 49% of the outstanding shares are owned by Austin Tech, LLC, a Texas limited liability company. The original purpose of the joint venture of utilizing each joint venturer's technologies was abandoned in 2004. At the present time there is no activity in IMT, IMT has no assets or liabilities and the Company does not anticipate nor reasonably foresee any business activity in IMT in the near future.

As of December 31, 2004, our investments in our subsidiary companies represented less than 10% of our total assets. We have controlling interests in each of our subsidiary companies and members of our management also serve as officers and directors of each subsidiary. The following is a list of our subsidiary companies as of December 31, 2004, with a brief description of their business:

Matech International, Inc.
--------------------------

On January 22, 2003 the Company formed Matech International, Inc. ("International"), a Nevada corporation. International was formed as a wholly owned subsidiary of the Company to advertise, market and sell the Company's videoscope technology which is presently utilized in the inspection of stress and crack points in turbine engines on the wings of airplanes. The Company granted International an exclusive, royalty free license to use the Company's technologies in the countries of Mexico, Brazil, United States of America, Lebanon, Saudi Arabia, Argentina, United Arab Emirates, Jordan, Qatar, Kuwait, Egypt, Canada, Norway, Sweden, Finland, Denmark and Iceland. The license expires on January 1, 2005.

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

Matech Aerospace, Inc.
----------------------

On March 13, 2003 the Company formed Matech Aerospace, Inc., a Nevada corporation ("Aerospace") with a capital contribution of $5,000. Aerospace was formed as a wholly owned subsidiary of the Company to advertise, market and sell all manufacturing and marketing rights to the Company's products and technologies in all commercial markets within the United States. The Company granted Aerospace an exclusive license to advertise, market and sell all manufacturing and marketing rights to the Company's Videoscope in all commercial markets within the United States in exchange for a seven percent (7%) royalty on all gross sales generated by Aerospace.


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

MATECH NDT PROBE(TM) (VIDEOSCOPE)
---------------------------------

Critical stress points are very often located in difficult-to-get-at places. Therefore, it has become desirable to miniaturize the process and develop a means for delivery of test sensors to inaccessible areas. The Videoscope comprises a video detecting element and light source together with a working channel through which certain non-destructive test sensors such as ultrasound and/or eddy current devices can be passed, to inspect visually or manually inaccessible regions of structures. The device as presently implemented has a maximum diameter of 12 mm (0.472 inches) and length of 1.5m (60 inches). Contained within this diameter is a working channel of 2.8 mm (0.11 inches) diameter, through which proprietary eddy current or ultrasonic sensors may be passed and used to examine areas of interest.

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

The Fatigue Fuse has been at this stage for the past several years as the Company has not had the necessary financial resources to finalize its development and commence marketing. At the present time the Company has elected to defer future development of the Fatigue Fuse and apply its resources to pursue the EFS technology.

Status of the EFS
-----------------

The existence of very small cracks can be determined by EFS, and in this regard it appears superior in resolution to other current non-destructive testing techniques. It has succeeded in regularly detecting cracks as small as 40 microns in a titanium alloy, in a laboratory environment, as verified by a scanning electronic microscope, and has proven to be capable of detecting cracks down to 10 microns, as acknowledged by the Materials Laboratory at Wright Patterson Air Force on a titanium alloy and confirmed by evaluations at Rockwell Scientific Corporation on bridge grade steel. This is much smaller than the capability of any other practical non-destructive testing method for structural components. There is also a vast body of testing supporting successful use of this technology with selected aluminum alloys. Within the past 12 months, the Company has successfully evaluated EFS on 6 highway bridges. These are considered Beta Tests verifying the procedure in the real world. We are now preparing to begin the marketing of the EFS for bridges. In October 2003 we were awarded a $215,000 contract from Northrop/Grumman Corporation to apply EFS in an experimental program to evaluate long term sensing of fatigue damage in military vehicles and aircraft on which we invoiced approximately $28,000 in 2003 and $46,000 in 2004.


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

Although there are normal business imperatives, the bridge market is essentially macro-economically and government policy driven. In our opinion, only technology can provide the solution. The need for increased spending accelerates significantly each year as infrastructure ages. The Federal government has recently mandated bridge repair and detection through the passage of the Intermodal Surface Transportation and Efficiency Act in 1991 and again in the $200 billion, 1998 Transportation Equity Act. We do not currently have contracts in place to install our fatigue detection products on bridge structures within the United States.


OUR PATENT PROTECTIONS
----------------------

We are the assignee of four patents originally issued to Tensiodyne Corporation. The first was issued on May 27, 1986, and expired on May 27, 2003. It is titled "Device for Monitoring Fatigue Life" and bears United States Patent Office Number 4,590,804. The second patent, titled "Metal Fatigue Detector" was issued on August 24, 1993 and expires on August 24, 2010, United States Patent Number 5,237,875. The third patent, titled "Device for Monitoring the Fatigue Life of a Structural Member and a Method of Making Same," was issued on June 14, 1994 and expires on June 14, 2011, United States Patent Number 5,319,982. In addition, we own a fourth patent, titled "Device for Monitoring the Fatigue Life of a Structural Member and a Method of Making Same," which was issued June 20, 1995, United States Patent Number 5,425,274, and expires June 20, 2012. Effective as of December 31, 2003, the Company was assigned all rights under the patent application relating to the Videoscope.

OUR PATENTS ARE ENCUMBERED
--------------------------

The patents described in the preceding section are pledged as collateral to secure the repayment of loans extended to us or indebtedness that we currently owe. On August 30, 1986, we entered into a funding agreement with the Advanced Technology Center, whereby ATC paid $45,000 to us for the purchase of a royalty of 3% of future gross sales and 6% of sublicensing revenue. The royalty is limited to the $45,000 plus an 11% annual rate of return. At December 31, 2004, the future royalty commitment was limited to $310,657. The payment of future royalties is secured by equipment we use in the development of technology as specified in the funding agreement, however, no lien against our equipment or our patents in favor of ATC vests until we generate royalties from product sales.

On May 4, 1987, we entered into a funding agreement with ATC whereby ATC provided $63,775 to us for the purchase of a royalty of 3% of future gross sales and 6% of sublicensing revenue. The agreement was amended August 28, 1987, and as amended, the royalty cannot exceed the lesser of (1) the amount of the advance plus a 26% annual rate of return or, (2) total royalties earned for a term of 17 years. As with our first agreement with ATC, no lien or encumbrance against our assets, including our patents, vests in favor of ATC until we generate royalties from product sales. If we were to default on these payments to ATC, our obligations relating to these agreements then become secured by our patents, products and accounts receivable. At December 31, 2004, the total future royalty commitments, including the accumulated 26% annual rate of return, were limited to approximately $4,875,012.

On May 27, 1994, we borrowed $25,000 from Sherman Baker, one of our shareholders. We gave Mr. Baker a promissory note due May 31, 2002 and we pledged our patents as collateral to secure the repayment of this note. As of the date of this prospectus, there is a first priority security interest in our patents as collateral for the repayment of the amounts we owe to Mr. Baker. As additional consideration for this loan, we granted to Mr. Baker, a 1% royalty interest in the Fatigue Fuse and a 0.5% royalty interest in the Electrochemical Fatigue Sensor. We are in default of the repayment terms of the note held by Mr. Baker, and at December 31, 2004, we owe Mr. Baker approximately $52,000 in principal and accrued interest. Mr. Baker has not taken any action to foreclose his interest in the collateral and we are in discussions with Mr. Baker, with the expectation that we will cure any default in the note he holds and avoid any foreclosure of his security interest held in our patents. We believe, that although we have not yet cured our defaults on the loans to Mr. Baker, our current communications with him suggest that Mr. Baker does not have the present intention of foreclosing on the patents as collateral or the pursuit of legal action against us to collect the balance due under our note.

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


ITEM 2.  PROPERTIES
-------------------

The Company leases an office at 11661 San Vicente Blvd., Suite 707, Los Angeles, California, 90049. The space consists of 830 square feet and will be adequate for the Company's current and foreseeable needs. The total rent is payable at $2,348 per month on a month-to-month basis. Either party may cancel the lease on 30 days notice.


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

From January 2003 through December 31, 2004 Matech's common stock was quoted between a low bid of $.003 per share and a high bid of $2.70 per share on the Bulletin Board. Such over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions. The major reason for the severe difference between the low and high bid prices during the year was the Company's 1,000:1 reverse stock split which came into effect on September 23, 2003. The following chart shows the high and low bid prices per share per calendar quarter from January 2003 to December 2004.

                             High Bid Price          Low Bid Price
                             --------------          -------------

First Quarter  2003            $.024 *                  $ .006 *
Second Quarter 2003            $.016 *                  $ .008 *
Third Quarter  2003            $1.90 **                 $ .003 **

Fourth Quarter 2003            $2.70 **                 $1.80 **
First Quarter  2004            $3.15 **                 $2.70 **
Second Quarter 2004            $3.55 **                 $3.15 **
Third Quarter  2004            $3.45 **                 $3.02 **
Fourth Quarter 2004            $3.05 **                 $1.75 **

*   Price prior to September 23, 2003 1000:1 reverse stock split.
**  Price after September 23, 2003 1000:1 reverse stock split.


On March 21, 2005, there were 1,319 holders of record of the Company's common stock and one holder of its Class B common stock. Our Class B common stock is not quoted on the Bulletin Board.

No dividends on any of the Company's shares were declared or paid during the years 2004, 2003 or 2002, nor are any dividends contemplated in the foreseeable future.

At various times during the years 2003 and 2004, the Company issued common stock to various persons which issuances we believe to be exempt from registration under Section 4(2) of the Securities Act of 1933 or under Regulation D promulgated under the Securities Act of 1933, and comparable state law exemptions. Each and every such person that received shares of our common stock had a pre-existing relationship with Matech and has been associated with the Company in some way, is sophisticated in investment and financial matters, and is familiar with the Company, its business, and its financial position.

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

On February 11, 2004, the Company issued 250,000 Class A common shares of its common stock through the conversion of 250,000 shares of Class D Preferred stock.

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

On March 8, 2004, the Company issued 200,000 Class A common shares of its common stock through the conversion of 200,000 shares of Class D Preferred stock.

On March 16, 2004, the Company issued 25,000 shares of its Class A common stock to a consultant for services rendered in connection with the development of the Electrochemical Fatigue Sensor for use on bridges. The shares are subject to a three-year lock up agreement.

On March 26, 2004, the Company issued to a consultant 25,000 shares of its Class A common stock for services rendered. These shares are subject to a three-year lockup agreement.

On April 1, 2004, certain shareholders exercised 3,300 warrants to purchase 6,200 shares of the Company's Class A common stock for $4,550.

On April 23, 2004, the Company cancelled 250,000 shares of its Class D Preferred in exchange for issuing 250,000 shares of its common stock.

On May 12, 2004, the Company issued 25,000 shares of its common stock to a note holder as additional consideration for its delay in paying off the principal balance owed. These shares are subject to a three-year lockup agreement.

On May 13, 2004, the Company cancelled 250,000 shares of its Class D Preferred in exchange for issuing 250,000 shares of its common stock.

On May 25, 2004, the Company issued to a consultant 10,000 shares of its common stock for services rendered. These shares are subject to a three-year lockup agreement.

On June 8, 2004, the Company issued 1,900 shares of its Class A common stock for $3,600.

On June 1, 2004, the Company cancelled 2,700 shares of its Class C Preferred in exchange for issuing 2,700 shares of its common stock

On June 16, 2004, the Company purchased 260 shares of its Class A common stock from S. Beck for $974, which were subsequently cancelled.

On June 18, 2004, the Company issued to a consultant 120,000 shares of its Class A common stock for services rendered. These shares are subject to a three-year lockup agreement.

On June 25, 2004, the Company issued 11,875 shares of its common stock for $8,906.

On June 30, 2004, the Company issued an attorney 50,000 shares of its Class A common stock as payment on past due invoices. The shares issued are subject to a three-year lockup agreement and were valued of the indebtedness cancelled totaling $39,467.

On June 30, 2004, the Company issued to a consultant 3,000 shares of its Class A common stock for services rendered.

On July 16, 2004, the Company issued 1,047,000 of its Class A common stock for $123,500.

On July 27, 2004, the Company issued 1,000,000 of its Class A common stock to Mr. William Berks, the Company's Vice-President, for services rendered. These shares are subject to a three-year lockup agreement.

On July 27, 2004, the Company issued to a consultant 300 shares of its Class A common stock for services rendered.

On August 9, 2004, the Company issued to a consultant 1,800 shares of its Class A common stock for services rendered.

On August 16, 2004, the Company issued 1,000 shares of its Class A common in connection with its Regulation S offering.

On August 16, 2004, the Company issued three consultants a total of 599,000 shares of its Class A common stock for services rendered. These shares are subject to a three-year lockup agreement.

On August 24, 2004, the Company issued to two consultants a total of 5,600 shares of its Class A common stock for services rendered.

On September 2, 2004, the Company issued 7,500 of its Class A common stock to Mr. William Berks, the Company's vice-president, for services rendered.

On September 13, 2004, the Company issued 14,760 shares of its Class A common stock for $14,500.

On September 14, 2004, the Company purchased 1,066 shares of its common stock for $3,194. These shares were subsequently cancelled.

On September 28, 2004, the Company issued its outside accountant 1,000 shares of its common stock for services rendered.

On October 1, 2004, the Company issued 8,666,666 shares of its common stock in exchange for 7,158,590 shares of Langley Park Investments PLC.

On October 1, 2004, the Company issued to a consultant 36,923 shares of its Class A common stock for services rendered. These shares are subject to a three-year lockup agreement.

On October 1, 2004, the Company issued to a consultant 1,000 shares of its Class A common stock for services rendered

On October 6, 2004, the Company issued to a consultant 200,000 shares of its common stock for services rendered. These shares are subject to a three-year lockup agreement.

On October 13, 2004, the Company cancelled 2,570,000 shares of its Class D Preferred in exchange for issuing 2,570,000 shares of its Class A common stock.

On October 14, 2004, the Company issued 130,000 shares of its Class A common stock for $10,000.

On October 15, 2004, the Company issued Joel Freedman, a Director and Corporate officer, 2,260,000 shares of its Class A common stock for services rendered. These shares are subject to a two-year lockup agreement.

On October 15, 2004, the Company issued John Goodman, a Director and Corporate officer, 1,500,000 shares of its Class A common stock for services rendered. These shares are subject to a three-year lockup agreement.

On October 25, 2004, the Company issued 100,000 shares of its common stock to its outside accountant for services rendered. These shares are subject to a two-year lockup agreement.

On November 22, 2004, the Company issued its administrative assistant 25,000 shares of its Class A common stock for services rendered. These shares are subject to a three-year lockup agreement.

On November 29, 2004, the Company issued an additional 24,800 shares of its Class A common stock to certain shareholders in connection with its Regulation S Offering for no additional consideration than what these shareholders previously paid for the original shares issued.

On December 17, 2004, the Company issued to two of its advisory board members a total of 175,000 shares of its Class A common stock for services rendered. These shares are subject to a two-year lockup agreement.

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

In February 2002, the Company adopted the 2002 Stock Issuance/Stock Plan and reserved 20,000,000 shares of its common stock for grant under the plan. Eligible plan participants include employees, advisors, consultants, and officers who provide services to the Company. The option price is 100% of the fair market value of a share of common stock at either the date of grant or such other day as the Board may determine. During 2002, the Company granted options to acquire 13,475,000 shares of the Company's common stock that expired in 2003. There were no options granted under the 2002 Plan in 2004 or 2003. The 2002 Plan expires upon the earlier of all reserved shares being awarded or December 31, 2007.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The selected financial data for the Company is derived from the Company's financial statements. The selected financial data should be read in conjunction with the Company's financial statements and the notes to the financial statements that are attached hereto.

                                                                                                                       Inception
                                                      Fiscal Year Ended December 31,                                  December 31,
                          ----------------------------------------------------------------------------------------         to
                                2000              2001              2002              2003              2004              2004
                          ----------------  ----------------  ----------------  ----------------  ----------------  ----------------

Net Sales                 $            --   $            --   $            --   $            --   $            --   $            --

Income from Research
Development Contract      $       635,868   $     1,579,823   $       461,323   $        41,549   $       146,932   $     5,213,293

Loss from
Continuing Operations     $    (1,199,695)  $    (3,548,559)  $    (3,852,296)  $    (1,885,728)  $   (25,495,291)  $   (40,034,486)

Loss from
Continuing Operations
Per Common Share          $        (63.48)  $       (105.49)  $        (61.08)  $          (.09)  $          (.35)

Basic Weighted
Average - Common
Shares Outstanding                 18,900            33,640            63,074        20,042,583        72,472,662

Total Assets              $       108,776   $       516,282   $       372,620   $       198,276   $     2,167,089

Total Liabilities         $       870,586   $       819,236   $     2,466,936   $     1,590,637   $     1,617,037

Minority Interest in
Consolidated Subsidiary   $            --   $            --   $            --   $           825   $           825











Total Stockholders'
Equity (Deficit)          $      (710,459)  $      (680,414)  $    (2,094,316)  $    (1,393,186)  $       549,227

Dividends                 $            --   $            --   $            --   $            --   $            --


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion of results of operations, capital resources, and liquidity pertains to the activities of the Company for the years ended December 31, 2004, 2003 and 2002.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
----------------------------------------------------------------------

In 2004 we continued our contract with Northrop Grumann and generated revenues of $46,932 during the year. In addition, the Company entered into a research contract with URS Corporation and generated revenues of $100,000 from this contract in 2004. In 2003, we entered into a research contract with Northrop Grumann in connection with the application of the Company's Electrochemical Fatigue Sensor in detecting metal fatigue stress on military vehicles. Revenue generated on this contract in 2003 amounted to $28,004. Also during 2003, the Company invoiced and received its final payments under its contracts with the United States Air Force totaling $13,545. From these two contracts the Company generated total revenue from research contracts in 2003 amounting to $41,549. In 2002, we generated $461,323 from our contracts with the United States Air Force.

In 2004, interest income totaled $12,497 of which $37 was earned from investments. Of the remaining $12,460, $8,460 was accrued on loans due from the Company's president and $4,000 was accrued on stock subscriptions also due from the Company's president. In addition, the Company recognized a gain from the relief of indebtedness on obligations due from the Company totaling $45,150 on which the respective creditors were barred by statute to collect.

In 2003, interest income totaled $41,641 of which $2,203 was earned from investments. Of the remaining $39,438, $7,831 was accrued on loans due from the Company's president, and $31,607 was accrued on stock subscriptions due from the Company's president, secretary and third party.

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

COSTS AND EXPENSES
------------------

Research and development costs were $7,605,747, $229,317, and $665,435, for 2004, 2003, and 2002, respectively. Of the $7,605,747 incurred in 2004,
$7,174,203 was paid through the issuance of 3,422,075 shares of the Company's common stock, of which 2,507,500 shares were issued to Messrs. Goodman and Berks, officers of the Company who are responsible for project development. The shares issued to Messrs. Goodman and Berks are subject to lockup agreements and valued at $5,164,000, the market value of the shares on date of issuance discounted for the restriction on sale due to the lockup agreement. Of the R&D costs incurred in 2003 and 2002, $15,000 and $400,201, related to subcontractor costs associated with the research contracts. General and administrative costs were $8,010,423, $1,532,025, and $3,581,706, for 2004, 2003, and 2002,
respectively.

In 2004, we charged $196,000 to operations as compensation to our President (actual cash compensation paid Mr. Bernstein in 2004 totaled $316,000 which included the payment of prior years' accrued compensation - see item 11. Executive Compensation). Legal and professional fees in 2004 totaled $398,492, of which $210,000 was paid through the issuance of 100,000 shares of our common stock to our outside accountant. The 100,000 shares issued to him are subject to a 3year lock up agreement and were valued at $210,000. Consulting fees for 2004 amounted to $7,149,240 of which $6,842,477 was paid through the issuance of 3,159,923 shares of common stock. Of the $6,842,477, $4,969,740, was paid to Joel Freedman, a Board Member and Company's Secretary through the issuance of 2,260,000 shares subject to a 2 year lock-up agreement. Other expenses in 2004 included telephone of $20,295, travel of $49,456, rent of $28,171, and office expense of $35,608.

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

In 2002, cash compensation paid to our president, Mr. Bernstein, totaled $110,018. We also accrued an additional $9,982 in additional compensation. In addition, the Company issued Mr. Bernstein 13,000 shares of its common stock for past services valued at $260,000. Legal fees in 2002 amounted to $1,922,861 of which $1,599,200 relates to the settlement of the Beck matter. Of the $1,599,200, $1,481,895 is evidenced by a promissory note, $112,193 was paid through the issuance of 2,028 shares of our common stock and $5,112 paid in cash. We also incurred $314,729 in the filing of our registration statement on SB-2 of which $297,500 was paid through the issuance of 7,750 shares and $17,229 was paid in cash. Other expenses in 2002 included consulting services of $940,160 of which $662,098 was paid through the issuance of 10,881 shares of our common stock, office salaries of $36,968, telephone expense of $23,284, travel expenses of $57,797, accounting and auditing fees of $71,317, and rent of $28,176.

Interest charged to operations for 2004, 2003, and 2002, amounted to $605,980, $206,776 and $118,460, respectively. Of the $605,980 incurred in 2004, $122,827 was accrued on the note due the University of Pennsylvania, $93,119 was accrued on the actual outstanding principal balance of the convertible debenture, $326,161 pertains to the amortized portion of the discount attributed to the conversion feature of the debenture and $59,500 was paid to the holder of a past due note as additional consideration. The $59,500 was paid through the issuance of 25,000 shares of the Company's common stock that are subject to a three-year lockup agreement. Of the $206,776 incurred in 2003, $139,272 was accrued on the note due to the University of Pennsylvania and $63,964 was accrued on the note due for legal fees on the Beck matter. Of the $118,460 incurred in 2002, $76,078 was accrued on the note due to the University of Pennsylvania and $37,271 was accrued on the note due for legal fees on the Beck matter.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

In 2004, we raised $212,025 through the issuance of 1,210,835 shares of our common stock, received $785,000 in advances from our convertible debenture, received $1,205,612 through the sale of 2,579,295 shares of Langley Park Investments, PLC, which we held as an investment and through the redemption of mutual fund shares, and received $97,450 on a payment against the loan due us from our president. Of the $2,300,087 received in 2004, $1,321,389 was used in operations, $676 was used to purchase computer equipment, $900,006 was invested in marketable securities, $7,000 was advanced to our president, $13,713 was used as costs in our private offerings and $4,167 was used to repurchase 1,325 shares of our common stock for cancellation.

In 2003, we raised $191,645 net of offering costs through the issuance of 34,030 shares of our common stock through Regulation S offerings, 4,074 shares of our preferred stock and 87,750 shares of common stock in our subsidiary, Matech Aerospace, Inc. We also received $13,545 during 2003 from our contracts with the Air Force, $2,203 in interest income, $340,000 from advances on our Class A Senior Convertible Debenture, and $10,000 on a loan from a third party. We used $737,079 in our operations and paid $24,432 for the purchase of 1,296 shares of our common stock from various shareholders for cancellation.

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

As of December 31, 2004, the Company's liquid assets totaled $1,089,790 consisting of cash on hand and resources readily convertible to cash, that consists of a mutual fund and Langley shares which can be immediately sold. The Company has entered into a Senior Class A Convertible debenture for a total amount of $1,500,000 of which $1,125,000 was advanced to the Company in 2003 and 2004. Management does not expect to receive the remaining $375,000. The Company's only source of continuing revenue for 2005 comes from its research contract with Northrop Grumann, which expires in September 2005. At the Company's current level of operating overhead, the funds derived from the contract and current liquid assets should allow the Company to continue operating through the remaining nine months of 2005. Although the Company hopes to have revenue from the utilization of its products in late 2005 or early 2006, and will continue in its attempt to raise capital, no assurance can be made that funds will be raised or sales will develop in order to finance future periods' operations. The Company's independent auditors' issued a going concern opinion on its report relating to the Company's financial statements for the year ended December 31, 2004.

SIGNIFICANT CONTRACTS AND AGREEMENTS
------------------------------------

     1) The Company is in breach of its research sponsorship agreement with the University of Pennsylvania. Under this 1997 agreement, the Company was to pay to the University on or before December 16, 2001, $200,000 plus accrued interest assessed a rate of 18% per annum. Further under this agreement, the Company's President agreed to limit his compensation from the Company to $150,000 per year until the loan and accrued interest is fully paid. The Company is currently in breach of both of these provisions. Since October 2003, the Company has been in negotiations with the University to settle the Company's obligation under this agreement.

     2) In addition to modifying its research agreement with the University of Pennsylvania, the Company also modified its licensing agreement with the University. Under the modified licensing agreement, the Company agreed to increase the University's royalty to 7% on Company sales of related products, and the issuance of additional shares of the Company's Class A common stock equaling 5% of the total shares outstanding.

     3) In July 2002, the Company settled its pending lawsuit with Mr. Beck. Under the terms of the settlement, Mr. Beck received 1,000 shares of the Company's common stock. The shares to be issued are subject to anti-dilution provisions for a period of five years. The Company valued the shares issued to Mr. Beck at $40,000, the quoted price of the shares on date of issuance was charged to operations, accordingly. During 2002 and 2003, the Company issued Mr. Beck an additional 657 shares of common stock pursuant to the anti-dilutive provision of the settlement agreement.

          Mr. Beck has recently contacted the Company concerning an alleged breach of the above settlement. The Company believes that it has a counter claim against Mr. Beck for a breach of a consulting agreement. Currently negotiations regarding these matters are ongoing.

     4) In October 2003, the Company entered into a contract to provide research services to Northrop Grumman in connection with the application of the Company's Electrochemical Fatigue Sensor to detect stress on military vehicles. The Contract expires in September 2005 and has an approved budget of $215,281. This gross amount includes out-of pocket expenses relating to third party engineering and other related costs.


CRITICAL ACCOUNTING POLICIES
----------------------------

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

The third critical accounting policy relates to the valuation of non-monetary consideration issued for services rendered. The Company values all services rendered in exchange for its common stock at the quoted price of the shares issued at date of issuance or at the fair value of the services rendered, whichever is more readily determinable. In certain issuances, the Company may discount the value assigned to issued shares for illiquidity and restrictions on resale. All other services provided in exchange for other non-monetary consideration are valued at either the fair value of the services received or the fair value of the consideration relinquished, whichever is more readily determinable.

The fourth critical accounting policy is the Company's accounting for the beneficial conversion feature ("BCF") of its convertible debenture. The Company accounts for its BCF pursuant to EITF 98-5 and EITF 00-27, whereas the beneficial conversion feature is calculated at its intrinsic value at the commitment date (that is, the difference between the conversion price and the fair value of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible). A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is then allocated to additional paid-in capital. The Company amortizes the debt discount to interest expense over the term of the debenture.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

Not Applicable.


ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

Attached hereto and incorporated herein by reference are audited financial statements of the Registrant for the years ended December 31, 2004, 2003, and 2002, prepared in accordance with Regulation S-X (17 CFR Sec.210)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL
--------------------------------------------------------------------------------
DISCLOSURE
----------

The Company had no disagreements with its accountants; however in 2004, the Company made the following changes:

1) Gumbiner, Savett, Finkel, Fingleson & Rose, Inc., Certified Public Accountants (hereinafter "Gumbiner") was dismissed by the Company as its principal independent accountant, effective June 3, 2004. Gumbiner's report on the financial statements for the year ended December 31, 2003, contained a modification as to the uncertainity of the Company continuing as a going concern.

2) The Company engaged Farber & Hass, LLP as the principal accountant to audit the Company's financial statements effective as of June 3, 2004. Farber & Hass, LLP (hereinafter "Farber") was dismissed by the Company as its principal independent accountant, effective January 20, 2005. Farber did not issue a report in either of the last two years, as they were engaged only to perform reviews of the Company's interim financial statements for each of the three quarters in the period ended September 30, 2004. The decision to change accountants was recommended and approved by the Board of Directors. There were no disagreements with Farber on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure from the time of their appointment as the Company's certifying accountant through January 20, 2005.

3) The Company has engaged Corbin & Company, LLP (hereinafter "Corbin") as the principal accountants to audit the Company's financial statements effective as of January 21, 2005. The Company, during its most recent fiscal year and any subsequent interim period to the date hereof, did not have discussions nor has it consulted with Corbin regarding the following: (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion to be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that Corbin concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matters that were the subject of a "disagreement", as that term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a reportable event.


ITEM 9A.  Controls and Procedures.
----------------------------------

As of December 31, 2004, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2004.

     (a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO concluded that as of December 31, 2004 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO, as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS
-----------------------------------------------------

The Company's management, including the CEO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.


Item 9B.  Other information
---------------------------

None


                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The name, age, office, and principal occupation of the executive officers and directors of Matech and certain information relating to their business experience are set forth below:

NAME                    AGE      POSITION
----                    ---      --------
Robert M. Bernstein     70       President/Chief Executive and Chief Financial
                                 Officer, Chairman of the Board
Joel R. Freedman        44       Secretary/Director
Dr. John Goodman        70       Chief Engineer/Director
William I. Berks        74       Vice President/Director

The Term of the directors and officers of Matech is until the next annual meeting or until their successors are elected.

ROBERT M. BERNSTEIN, PRESIDENT/CHIEF FINANCIAL OFFICER/CHAIRMAN OF THE BOARD.

Robert M. Bernstein is 70 years of age. He received a Bachelor of Science degree from the Wharton School of the University of Pennsylvania in 1956. From August 1959 until his certification expired in August 1972, he was a Certified Public Accountant licensed in Pennsylvania. From 1961 to 1981, he was a consultant specializing in mergers, acquisitions, and financing. From 1981 to 1986, Mr. Bernstein was Chairman and Chief Executive Officer of Blue Jay Enterprises, Inc. of Philadelphia, PA, an oil and gas exploration company. In December 1985, he formed a research and development partnership for Tensiodyne, funding approximately $750,000 for research on the Fatigue Fuse. In October 1988 he became Chairman of the Board, President, Chief Financial Officer, and CEO of Matech 1 and retained these positions with the Company after the spin off from Matech 1 on July 31, 1997.

JOEL R. FREEDMAN, SECRETARY/DIRECTOR.

Joel R. Freedman is 44 years of age. From October 1989 until the present, Mr. Freedmen holds the position of Secretary and a Director of the company. Mr. Freedman attends board meetings and provides advice to the Company as needed. From 1983 through 1999, he was president of Genesis Advisors, Inc., an investment advisory firm in Bala Cynwyd, Pennsylvania. From January 1, 2000 through December 2002, he was a Senior Vice President of PMG Capital Corp., a securities brokerage and investment advisory firm in West Conshohocken, Pennsylvania. From December 2002 to present, he is a senior vice-president of Wachovia Securities LLC, a securities brokerage and investment advisory firm in Conshohocken, Pennsylvania. His duties there are a full-time commitment.

Accordingly, he does not take part in Matech's daily activities. He is not a director of any other company.

DR. JOHN W. GOODMAN, CHIEF ENGINEER/DIRECTOR.

Dr. John W. Goodman is 70 years of age. He is retired from TRW Space and Electronics and was formerly Chairman of the Aerospace Division of the American Society of Mechanical Engineers. He holds a Doctorate of Philosophy in Materials Science that was awarded with distinction by the University of California at Los Angeles in 1970. In 1957, he received a Masters of Science degree in Engineering Mechanics from Penn State University and in 1955 he received a Bachelor of Science degree in Mechanical Engineering from Rutgers University. From 1972 to 1987, Dr. Goodman was with the U. S. Air Force as lead Structural Engineer for the B-1 aircraft; Chief of the Fracture and Durability Branch, and Materials Group Leader, Structures Department, Aeronautical Systems Center, Wright-Patterson Air Force Base. From 1987 to December 1993, he was on the Senior Staff, Materials Engineering Department of TRW Space and Electronics. He has been Chief Engineer for Development of Matech's products since May 1993. Over the last four years he has consulted part time for the Company.

DR. WILLIAM BERKS, VICE-PRESIDENT/DIRECTOR

William Berks- Vice-President/Director, age 74. He managed the previous Matech contracts for the development of EFS at the University of Pennsylvania, Southwest Research Institute, and Optim, Inc. Mr. Berks has a B. Aero. E and MS in Applied Mechanics from Polytechnic Institute of New York and MS in Industrial Eng., Stevens Institute of Technology. With Matech since 1997 he has over 30 years' experience in spacecraft mechanical systems engineering. He retired from TRW in November 1992 where he was employed for 26 years in a variety of management positions: Manager of the Mechanical Design Laboratory, the engineering design skill center for the design and development of spacecraft mechanical systems, which had as many as 350 individuals: Manager of the Advanced Systems Design Department, which was responsible for mechanical systems design for all spacecraft project: Assistant Project Manager for Mechanical Subsystems for a major spacecraft program, which included preparation of plans, specifications and drawings, supervision of two major subcontracts, and responsibility for flight hardware fabrication and testing. He holds six patents.

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

In 2004, we issued Mr. Cushman 200,000 shares of our common stock subject to a three-year lockup agreement. The shares were valued at $425,600.

In 2003, the Company cancelled a promissory note due from Mr. Cushman for $35,000 issued to the Company in 1999 in exchange for the issuance of 100 shares of the Company's common stock. The note was cancelled in exchange for services rendered to the Company by Mr. Cushman.

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

In 2004, we issued Dr. Laird 100,000 shares of our common stock subject to a two-year lockup agreement and valued at $180,000. Also in 2004 we issued Dr. Laird 260,000 shares subject to a three-year lockup agreement which were valued at $582,400.

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

During 2002, we issued Mr. Schwartz 1,000 shares of our common stock which were valued at $30,000 for consulting services rendered in connection with our technology for bridges


NICK SIMIONESCU. Mr. Simionescu joined HNTB in 1974, one of the largest consulting engineering companies in the world, and is currently Vice President,

Director of Business Development in the New York City Office. He has over 37 years of management, construction, design, inspection and detailing experience. Mr. Simionescu is very familiar with the New York City infrastructure. For nearly 28 years he has been working in New York City, primarily on projects with the New York City Department of Transportation and New York State Department of Transportation Regions 10 and 11. His projects have included management of the inspections of the Williamsburg, Brooklyn, Triborough, Manhattan, and Queensboro bridges. Additionally, he has been the Project Manager of Bridge Inspection for many other arterial and local bridges throughout New York. Mr. Simionescu's responsibilities with HNTB have involved a variety of National and International projects. He has been the Senior Structural Designer and Manager of bridges in South Carolina (800 Ft. span), Rhode Island (366 ft. span), Malaysia (740 ft.), and Florida (1300 ft.).

During 2003, the Company issued Mr. Simionescu 500 shares of its common stock for services in connection with seeking potential bridge projects. The shares were valued at $5,000.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------

The Company is unaware of any other late filings or any other failures to file any Form 3, 4, or 5 for the calendar year ended December 31, 2004.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

============================================================================================================================
                                                         Other
Name and                                                 Annual         Restricted                                All Other
Principal                                                Compen-        Stock             Options     LTIP        Compen-
Position              Year   Salary ($)      Bonus ($)   sation ($)     Awards ($)        (SARs (#)   Payout($)   sation ($)
----------------------------------------------------------------------------------------------------------------------------
Robert M. Bernstein
CEO                   2002   $  120,000      $      --   $       --     $       200 (1)         --    $     --    $      --
                                                                        $   260,000 (2)
                      2003   $  138,000      $      --   $   19,617(3)  $   320,000 (4)         --    $     --    $      --
                      2004   $  192,000 (5)         --           --              --             --          --           --

John W. Goodman
Director and
Engineer              2002   $   17,945      $      --   $       --     $    40,000 (6)         --    $     --    $      --
                      2003   $   18,943      $      --   $       --     $    10,000 (7)         --    $     --    $      --
                      2004   $   35,250      $      --   $       --     $ 2,760,000 (8)

William Berks
Vice-President
of Government         2002   $   70,301      $      --   $       --     $    40,000 (6)         --    $     --    $      --
Projects and          2003   $   71,374      $      --   $       --     $    30,000 (9)         --    $     --    $      --
Director              2004   $   79,500      $      --   $       --     $ 2,404,000 (10)        --    $     --    $      --

Joel Freedman
Secretary and
Director              2004   $       --      $      --   $       --     $ 4,972,000 (11)        --    $     --    $      --

============================================================================================================================

     (1) In 2002, the Company issued 200,000 shares of its Class B Common stock to its president in relinquishment of his interest in the Company's patents. The shares were valued at par.

     (2) In 2002, the Company issued 13,000 shares of its common stock to Mr. Bernstein for past compensation. The shares were valued at $260,000.

     (3) In 2003, the restrictions placed on Mr. Bernstein as escrow holder were lifted and Mr. Bernstein received immediate vesting in the remaining 1,962 shares of common stock held in escrow. Mr. Bernstein recognized $19,617 in additional compensation for this transaction. Compensation was valued on the fair value of the shares on the date the restrictions lifted.

     (4) In 2003, as part of the agreement in obtaining the Class A Senior Secured Convertible Debenture, Mr. Bernstein received 32,000,000 shares of Class A common stock and 300,000 shares of Class B of common stock in consideration for past services. The Class A shares were valued at the agreed upon amount of $320,000. The Class A shares are subject to a three-year lock up agreement.

     (5) Cash compensation actually paid to Mr. Bernstein in 2004 amounted to $316,000 of which $120,000 relates to 2004 with the remaining amount of $196,000 pertained to the payment of prior years accrued compensation. Mr. Bernstein used the net pay received from the cashing of the accrued compensation to reduce the loan balance he owed the Company by $97,450.

     (6) In 2002, the Corporation issued each to Mr. Goodman and to Mr. Berks 1,000 shares of restricted common stock. Each issuance was valued at $40,000.

     (7) In 2003, the Corporation issued to Mr. Goodman 1,000 shares of restricted common stock. The shares were valued at $10,000, the fair value of the shares on date of issuance.

     (8) In 2004, the Corporation issued Mr. Goodman 1,500,000 shares its common stock subject to a two-year lockup agreement. The shares were valued at $2,760,000, which represents 80% of the market price on date of issuance.

     (9) In 2003, the Corporation issued Mr. Berks 3,000 shares of restricted common stock. The shares were valued at $30,000, the fair of value of the shares on date of issuance.

     (10) In 2004, the Corporation issued Mr. Berks 1,000,000 shares its common stock subject to a three-year lockup agreement. The shares were valued at $2,380,000, which represents 70% of the market price on date of issuance. In addition, in 2004, the Company issued Mr. Berks an additional 7,500 shares of its common stock which was valued at $24,000, the fair value of the shares on date of issuance.

     (11) During 2004, the Company issued 2,260,000 shares of its common stock to Mr. Freedman a member of the Board and Company Secretary, that were valued at $4,972,000. The shares are subject to a two-year lockup agreement.


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

                              (a)                  (b)                  (c)

Equity
Compensation
plans approved
by shareholders              n/a                   n/a                  n/a

Equity
Compensation
plans not approved
by shareholders           30,800,000               n/a             30,800,000

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

List a non-affiliated person or "group" as that term is used in section 13(d)(3) of the Exchange Act that owns more than five percent of any class of the Company's voting securities.

                                                              Percent
                                                                of
                                             Shares         Outstanding
        Name of Non-Affiliate                 Held            Shares
-------------------------------------     ------------     -------------

Palisades Capital, LLC and affilates        20,285,000 (2)     23.14%

Langley Park Investments, PLC                8,666,666          9.89%

Security Ownership of Management
--------------------------------

CLASS OF STOCK   NAME AND ADDRESS OF           AMOUNT AND NATURE OF   PERCENT OF
                 BENEFICIAL OWNER              BENEFICIAL OWNERSHIP   CLASS
--------------   -------------------           --------------------   ---------

Common Stock     Robert M. Bernstein, CEO        21,994,350 Shares     25.09%
                 Suite 707
                 11661 San Vicente Blvd.
                 Los Angeles, CA  90049

                 Joel R. Freedman, Director       2,120,768 Shares      2.42%
                 1 Bala Plaza
                 Bala Cynwyd, PA 19004

                 John Goodman, Director          2,430,000  Shares      2.77%
                 Suite 707
                 11661 San Vicente Blvd.
                 Los Angeles, CA 90049

                 William Berks, Vice President
                 Government Projects
                 Suite 707
                 11661 San Vicente Blvd.
                 Los Angeles, CA 90049            1,507,500 Shares      1.72%


                 Directors and executive         28,052,618 Shares     32.00%
                 officers as a group
                 (4 persons)

Class B          Robert M. Bernstein                600,000 Shares    100.00%(1)
Common Stock     Suite 707
                 11661 San Vicente Blvd.
                 Los Angeles, CA 90049

(1) Each of Mr. Bernstein's Class B Common Shares has 2,000 votes per share on any matter on which the common stockholders vote. Accordingly, the Class B common stock held by Mr. Bernstein equal 1.2 billion shares of voting control. These votes give Mr. Bernstein voting control of the Company.

(2) Following the Reverse Split the Company also entered into a Class A Senior Secured Convertible Debenture (the "Debenture") with Palisades Capital, LLC or its registered assigns ("Palisades"), pursuant to which Palisades has agreed to loan to the Company up to $1,500,000, which is $1,150,000 has been received through 2004. Under the Debenture Palisades has the option, after March 30, 2004, to convert the principal amount of all moneys loaned under the Debenture, together with accrued interest, into common stock of the Company at the lesser of (i) 50% of the averaged ten closing prices for the Company's common stock for the ten (10) trading days immediately preceding the Conversion Date or (ii) $0.10 (the lesser of the two being referred to as the "Conversion Price"). In the event Palisades loans the full $1,500,000 face amount of the Debenture to the Company and subsequently elects to exercise its right to convert the Debenture into Company common stock at a time when the Conversion Price is less than four cents per share Palisades would receive at least fifty million (50,000,000) shares of common stock resulting in a change in control of the common stock of the Company, however, Mr. Bernstein would still retain voting control as a result of his holding of one hundred percent (100%) of the Class B common stock.

In addition to the shares issued to Mr. Bernstein under the Release as described above, following the Reverse Split, the Company also liquidated approximately $1,500,000 of its currently outstanding debt. In full payment and settlement of such debt, the Company issued 20,000,000 shares of common stock and warrants (the "Warrants") to acquire an additional 30,000,000 shares of common stock for $0.10 per share to seven investors who were the holders of such debt (the "Debt Holders"). Palisades required, as a condition to its agreement to enter in to the Debenture described above, that the Company first enter into the settlement with the Debt Holders and thereby reduce the amount of debt on the Company's balance sheet by approximately $1,500,000. The Warrants contain a provision limiting the exercise of the warrants to a number of shares that do not exceed an amount that would cause the holder of each such Warrant to beneficially own 4.99% of the outstanding common stock of the Company, and, in addition, the Warrants vest only in proportion to the amount ultimately funded under the Debenture as a percentage of the $1,500,000 face value.

Finally, Mr. Bernstein entered into a voting agreement and irrevocable proxy, which provides that until September 23, 2006, if an Event of Default, as defined in the Debenture in favor of Palisades continues for a period of not less than 30 days, all Class B Common Stock which Mr. Bernstein owns of record, or becomes the owner of record in the future will be voted in accordance with the directions of Mr. Monty Freedman, an associate of Palisades, or his designated successor. This loss of voting rights would affect a change in the voting control of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (SEE NOTE 11 TO
------------------------------------------------------------------------
FINANCIAL STATEMENTS.)
----------------------

On May 25, 2000, the Company issued its President 4,650 shares its common stock in exchange for $4,650 and a $1,855,350 non-recourse promissory note bearing interest at an annual rate of 8%. On the same day, the Company issued 350,000 shares its common stock to a Director Joel Freedman, in exchange for $350 and a $139,650 non-recourse promissory note bearing interest at an annual rate of 8%. In June 2001, the Company's Board of Directors authorized the reduction in the amount owed by the President and a Director on these non-recourse promissory notes to $460,350 and $34,650, respectively. In 2003, the 5,000 shares were returned to the Company in exchange for the cancellation of the non-recourse promissory note and related accrued interest totaling $755,093. The returned shares were subsequently cancelled by the Company.

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

On October 7, 2002, the Company issued its executive assistant 50 shares of its common stock.

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

During 2004, the Company paid its president $196,000 of the accrued compensation the Company owed him. Mr. Bernstein paid down the loan balance he owed the Company by $91,450. The remaining balance due from him at December 31, 2004 was $1,950. Interest credited to operations on this loan for 2004 amounted to $8,460.

The balance on the stock subscription due from the Company's president at December 31, 2004 totaled $55,096. Interest credited to operations on this receivable for 2004 amounted to $4,000.

During 2004, the Company issued 1,500,000 shares of its common stock to Mr. Goodman, a member of the board and Company employee that were valued at $2,760,000. The shares are subject to a two-year lockup agreement.

During 2004, the Company issued 2,260,000 shares of its common stock to Mr. Freedman a member of the Board and Company Secretary, that were valued at $4,972,000. The shares are subject to a two-year lockup agreement.

During 2004, the Company issued 1,000,000 shares of its common stock to Mr. Berks, Vice-President and Director, that were valued at $2,380,000. The shares are subject to a three-year lockup agreement. In addition, the Company in 2004 issued Mr. Berks 7,500 shares of its common stock that were valued at $24,000.


Item 14.  Principal Accountant Fees and Services
------------------------------------------------

                                Audit       Tax        All
                     Audit     Related    Related     Other
                      Fees       Fees       Fees       Fees
                   ---------   --------   --------   --------

2003               $ 42,567    $    --    $   740    $   --
2004               $ 42,740    $    --    $    --    $   --

                                     PART IV
                                     -------

ITEM 15.  EXHIBITS
------------------

a.   Exhibits.

EXHIBIT NO.   DESCRIPTION                                     PAGE NO.
-----------   -----------                                     --------

3(i)          Certificate of Incorporation of Material        Previously Filed
              Technologies, Inc.                              in connection with
                                                              S-1 Registration
                                                              Statement that
                                                              became effective
                                                              on July 31, 1997.

              Certificate of Amendment, February 16, 2000         1

              Certificate of Amendment, July 12, 2000             3

              Certificate of Amendment, July 31, 2000             4

              Amended and Restated Certificate of
              Incorporation, September 12, 2003                   5

3(ii)         Bylaws of Material Technologies, Inc.           Previously filed
                                                              with July 31, 1997
                                                              S-1

4.1           Class A Convertible Preferred Stock             Previously filed
              Certificate of Designations                     with July 31, 1997
                                                              S-1

4.2           Class B Convertible Preferred Stock             Previously filed
              Certificate of Designations                     with July 31, 1997
                                                              S-1

4.3           Material Technologies, Inc. Stock Escrow/
              Grant                                               6

10.1          License Agreement Between Tensiodyne            Previously filed
              Corporation and the Trustees of the             with July 31, 1997
                                                              S-1
              University of Pennsylvania

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

10.4          Repayment Agreement Between Tensiodyne          Previously filed
              Scientific Corporation and the Trustees of      with July 31, 1997
              the University of Pennsylvania                   S-1

10.5          Teaming Agreement Between Tensiodyne            Previously filed
              Scientific Corporation and Southwest            with July 31, 1997
              Research Institute                              S-1

10.6          Letter Agreement between Tensiodyne             Previously filed
              Scientific Corporation, Robert M. Bernstein,    with July 31, 1997
              and Stephen Forrest Beck and Handwritten        S-1
              modification.

10.7          Agreement Between Tensiodyne Corporation        Previously filed
              and Tensiodyne 1985-1 R&D Partnership is incorporated by reference from Exhibit 10.3 of Material Technology, Inc.'s S-1 Registra-tion Statement, File No. 33-83526, which became effective on January 19, 1996.

10.8          Amendment to Agreement Between Material         Previously filed
              Technology, Inc. and Tensiodyne 1985-1 R&D
              Partnership is incorporated by reference from Exhibit 10.6 of Material Technology,
              Inc.'s S-1 Registration Statement, File
              No. 33-83526 which became effective on
              January 19, 1996.

10.9          Agreement Between Advanced Technology Center    Previously filed
              of Southeastern Pennsylvania and Material
              Technology, Inc. is incorporated by
              reference from Exhibit 10.4 of Material
              Technology, Inc.'s S-1 Registration State-ment, File No. 33-83526 which became effective on January 19, 1996.

10.10         Addendum to Agreement Between Advanced          Previously filed
              Technology Center of Southeastern
              Pennsylvania and Material Technology, Inc.
              is incorporated by reference from Exhibit
              10.5 of Material Technology, Inc.'s S-1
              Registration Statement, File No. 33-83526.

10.11         Class A senior preferred convertible
              debenture between Materials Technologies,
              Inc. and Palisades Capital, LLC

10.12         Voting agreements and irrevocable proxy
              between Robert M. Bernstein, Monty Freedman,
              Material Technologies Inc. and Palisades
              Capital, LLC.

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

Date:  March 28, 2005


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

Date:  March 28, 2005


By:   /s/ Joel Freedman
   -------------------------------
   Joel Freedman, Secretary and Director

Date:  March 28, 2005


By:   /s/ John Goodman
   -------------------------------
   John Goodman, Director

Date:  March 28, 2005

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                               CONSOLIDATED FINANCIAL STATEMENTS

                            For The Years Ended December 31, 2004, 2003 and 2002

                                                                            with

                       REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

================================================================================

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                               TABLE OF CONTENTS

================================================================================


Reports of Independent Registered Public Accounting Firms.................F-1

Financial Statements

   Consolidated Balance Sheets............................................F-4

   Consolidated Statements of Operations..................................F-6

   Consolidated Statements of Comprehensive Loss..........................F-7

   Consolidated Statements of Stockholders' Equity (Deficit)..............F-8

   Consolidated Statements of Cash Flows.................................F-14

   Notes to Consolidated Financial Statements............................F-17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



Board of Directors and Stockholders
Material Technologies, Inc.


We have audited the accompanying consolidated balance sheet of Material Technologies, Inc. (a development stage company) (the "Company") as of December 31, 2004, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Material Technologies, Inc. (a development stage company) as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and has yet to be successful in establishing profitable operations. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                              CORBIN & COMPANY, LLP

Irvine, California
March 18, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


Board of Directors
Material Technologies, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheet of Material Technologies, Inc., (a development stage company) (the "Company") as of December 31, 2003 and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the year then ended. We have also compiled the amounts included in the column from inception (October 21, 1983) through December 31, 2003 in the statements of operations and cash flows to arrive at the balances for the period from inception (October 21, 1983) through December 31, 2003 and found the totals to be correct. We did not audit any amount prior to January 1, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Material Technologies, Inc. (A Development Stage Company) as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



GUMBINER SAVETT INC.
SANTA MONICA, CA
March 16, 2004

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT
               --------------------------------------------------


Board of Directors
Material Technologies, Inc.
Los Angeles, California

I have audited the statements of operations, stockholders' equity (deficit) and cash flows for Material Technologies, Inc. (a development stage company) (the "Company") for the year ended December 31, 2002 and for the period from the Company's inception (October 21, 1983) through December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Material Technologies, Inc. for the year ended December 31, 2002 and for the period from the Company's inception (October 21, 1983) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/ Jonathon P. Reuben CPA


Jonathon P. Reuben,
Certified Public Accountant
Torrance, California
March 7, 2003

                                                                                            MATERIAL TECHNOLOGIES, INC.
                                                                                          (A DEVELOPMENT STAGE COMPANY)

                                                                                            CONSOLIDATED BALANCE SHEETS

=======================================================================================================================


                                                                                               December 31,
                                                                                   ------------------------------------
ASSETS                                                                                   2004                2003
                                                                                   ----------------    ----------------

Current assets:
     Cash and cash equivalents                                                     $       100,800     $        47,664
     Investments in marketable securities held for trading                                 988,990                   -
     Receivable due on research contract                                                    15,895              28,004
     Receivable from officer                                                                 1,950              83,940
     Prepaid expenses and other current assets                                                   -               5,690
                                                                                   ----------------    ----------------

          Total current assets                                                           1,107,635             165,298

Investments in marketable securities available for sale                                  1,034,380                   -
Property and equipment, net                                                                 14,838              20,626
Intangible assets, net                                                                       7,888              10,004
Deposit                                                                                      2,348               2,348
                                                                                   ----------------    ----------------

                                                                                   $     2,167,089     $       198,276
                                                                                   ================    ================




































-----------------------------------------------------------------------------------------------------------------------
Continued...



                                                                                            MATERIAL TECHNOLOGIES, INC.
                                                                                          (A DEVELOPMENT STAGE COMPANY)

                                                                                CONSOLIDATED BALANCE SHEETS - CONTINUED

=======================================================================================================================


                                                                                               December 31,
                                                                                   ------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                           2004                2003
                                                                                   ----------------    ----------------

Current liabilities:
     Accounts payable                                                              $       319,486     $       360,809
     Research and development sponsorship payable                                          760,831             638,003
     Accrued expenses                                                                        6,770              17,920
     Accrued officer compensation                                                           18,446             142,446
     Notes payable                                                                          86,892              86,126
                                                                                   ----------------    ----------------
          Total current liabilities                                                      1,192,425           1,245,304

Convertible debentures, net of discount of $798,839 and $0, respectively                   424,612             345,333
                                                                                   ----------------    ----------------

          Total liabilities                                                              1,617,037           1,590,637
                                                                                   ----------------    ----------------

Minority interest in consolidated subsidiary                                                   825                 825
                                                                                   ----------------    ----------------

Commitments and contingencies

Stockholders' equity (deficit):
     Class A preferred stock - $.001 par value; liquidation preference of $720 per share; 350,000 shares authorized; 337 shares issued
       and outstanding at December 31, 2004 and 2003                                             -                   -
     Class B preferred stock - $.001 par value; liquidation preference of
       $10,000 per share; 15 shares authorized; 0 shares issued and
       outstanding at December 31, 2004 and 2003                                                 -                   -
     Class C preferred stock - $.001 par value; liquidation preference of
       $0.001 per share; 25,000,000 shares authorized; 1,517 and 4,217 shares
        issued and outstanding at December 31, 2004 and 2003, respectively                       1                   4
     Class D preferred stock - $.001 par value; liquidation preference of
       $0.001 per share; 20,000,000 shares authorized; 1,920,000 and
       5,440,000 shares issued and outstanding at December 31, 2004
       and 2003, respectively                                                                1,920               5,440
     Class A common stock - $.001 par value; 1,699,400,000 shares authorized;
       107,517,617 and 66,489,818 shares issued, 86,684,774 and 66,488,975
       shares outstanding at December 31, 2004 and 2003, respectively                       86,685              66,488
     Class B common stock - $.001 par value; 600,000 shares authorized, issued
       and outstanding at December 31, 2004 and 2003                                           600                 600
     Additional paid-in capital                                                         41,717,219          13,124,573
     Deficit accumulated during the development stage                                  (40,034,486)        (14,539,195)
     Notes receivable - common stock                                                       (55,096)            (51,096)
     Accumulated other comprehensive loss                                               (1,167,616)                  -
                                                                                   ----------------    ----------------

          Total stockholders' equity (deficit)                                             549,227          (1,393,186)
                                                                                   ----------------    ----------------

                                                                                   $     2,167,089     $       198,276
                                                                                   ================    ================







-----------------------------------------------------------------------------------------------------------------------
                                                          See reports of independent registered public accounting firms and accompanying notes to consolidated financial statements
                                                                                                                    F-5

                                                                                                     MATERIAL TECHNOLOGIES, INC.
                                                                                                   (A DEVELOPMENT STAGE COMPANY)

                                                                                           CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================================================================


                                                                                                                 From Inception
                                                                                                               (October 21, 1983)
                                                                 For The Years Ended December 31,                   Through
                                                      ------------------------------------------------------      December 31,
                                                            2004               2003               2002                2004
                                                      ----------------   ----------------   ----------------    ----------------

Revenues:
     Research and development                         $       146,932    $        41,549    $       461,323     $     5,213,293
     Other                                                          -                  -                  -             274,125
                                                      ----------------   ----------------   ----------------    ----------------

          Total revenues                                      146,932             41,549            461,323           5,487,418
                                                      ----------------   ----------------   ----------------    ----------------

Costs and expenses:
     Research and development                               7,605,747            229,317            665,435          12,865,827
     General and administrative                             8,010,423          1,532,025          3,581,706          21,996,302
                                                      ----------------   ----------------   ----------------    ----------------

          Total costs and expenses                         15,616,170          1,761,342          4,247,141          34,862,129
                                                      ----------------   ----------------   ----------------    ----------------

          Loss from operations                            (15,469,238)        (1,719,793)        (3,785,818)        (29,374,711)
                                                      ----------------   ----------------   ----------------    ----------------

Other income (expense):
     Other-than-temporary write-down of marketable
       securities available for sale                       (4,284,760)                 -                  -          (4,284,760)
     Realized loss on sale of marketable securities        (3,668,850)                 -                  -          (3,668,850)
     Unrealized loss on decrease in market value of
       securities held for trading                         (1,523,310)                 -                  -          (1,523,310)
     Interest expense                                        (605,980)          (206,776)          (118,460)         (1,247,203)
     Interest income                                           12,497             41,641             52,782             354,738
     Gain (loss) on settlement of indebtedness                 45,150                  -                  -            (244,790)
     Loss on abandonment of interest in joint
       venture                                                      -                  -                  -             (33,000)
                                                      ----------------   ----------------   ----------------    ----------------

          Other expense, net                              (10,025,253)          (165,135)           (65,678)        (10,647,175)
                                                      ----------------   ----------------   ----------------    ----------------

Loss before provision for income taxes                    (25,494,491)        (1,884,928)        (3,851,496)        (40,021,886)

Provision for income taxes                                       (800)              (800)              (800)            (12,600)
                                                      ----------------   ----------------   ----------------    ----------------

          Net loss                                    $   (25,495,291)   $    (1,885,728)   $    (3,852,296)    $   (40,034,486)
                                                      ================   ================   ================    ================

Per share data:
     Basic and diluted net loss per share             $         (0.35)   $         (0.09)   $        (61.08)
                                                      ================   ================   ================
     Weighted average Class A common shares
       outstanding (basic and diluted)                     72,472,662         20,042,583             63,074
                                                      ================   ================   ================










--------------------------------------------------------------------------------------------------------------------------------
                                                                   See reports of independent registered public accounting firms and accompanying notes to consolidated financial statements
                                                                                                                             F-6

                                                                                             MATERIAL TECHNOLOGIES, INC.
                                                                                           (A DEVELOPMENT STAGE COMPANY)

                                                                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

========================================================================================================================


                                                                                                         From Inception
                                                                                                       (October 21, 1983)
                                                         For The Years Ended December 31,                   Through
                                              ------------------------------------------------------      December 31,
                                                    2004               2003               2002                2004
                                              ----------------   ----------------   ----------------    ----------------

Net loss                                      $   (25,495,291)   $    (1,885,728)   $    (3,852,296)    $   (40,034,486)

Other comprehensive loss:
     Decrease in market value of securities
      available for sale                           (1,167,616)                 -                  -          (1,167,616)
                                              ----------------   ----------------   ----------------    ----------------

Net comprehensive loss                        $   (26,662,907)   $    (1,885,728)   $    (3,852,296)    $   (41,202,102)
                                              ================   ================   ================    ================










































------------------------------------------------------------------------------------------------------------------------
                                                           See reports of independent registered public accounting firms and accompanying notes to consolidated financial statements
                                                                                                                     F-7

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                            For The Years Ended December 31, 2004, 2003 and 2002
                                and the Period from October 21, 1983 (Inception)

================================================================================



                                              Class A                    Class B                    Class A
                                           Common Stock               Common Stock              Preferred Stock
                                     -------------------------  -------------------------  -------------------------
                                        Shares        Amount       Shares        Amount       Shares        Amount
                                     -------------  ----------  -------------  ----------  -------------  ----------

Initial issuance of common stock
  October 21, 1983                              2   $       -              -   $       -              -   $       -
Adjustment to give effect to
  recapitalization on December 15,
  1986  - cancellation of shares               (2)          -              -           -              -           -
                                     -------------  ----------  -------------  ----------  -------------  ----------

Balance, October 21, 1983                       -           -              -           -              -           -
Shares issued by Tensiodyne
  Corporation in connection with
  pooling of interests                         42           -              -           -              -           -
Net loss                                        -           -              -           -              -           -
                                     -------------  ----------  -------------  ----------  -------------  ----------

Balance, December 31, 1983                     42           -              -           -              -           -
Capital contribution                            -           -              -           -              -           -
Shares issued for cash                          5           -              -           -              -           -
Offering costs                                  -           -              -           -              -           -
Net loss                                        -           -              -           -              -           -
                                     -------------  ----------  -------------  ----------  -------------  ----------

Balance, December 31, 1984                     47           -              -           -              -           -
Capital contribution                            -           -              -           -              -           -
Sale of 12,166 warrants at $1.50
  per warrant                                   -           -              -           -              -           -
Cancellation of shares                         (9)          -              -           -              -           -
Net loss                                        -           -              -           -              -           -
                                     -------------  ----------  -------------  ----------  -------------  ----------

Balance, December 31, 1985                     38           -              -           -              -           -
Net loss                                        -           -              -           -              -           -
                                     -------------  ----------  -------------  ----------  -------------  ----------

Balance, December 31, 1986                     38           -              -           -              -           -
Issuance of common stock upon
  exercise of warrants                          -           -              -           -              -           -
Net loss                                        -           -              -           -              -           -
                                     -------------  ----------  -------------  ----------  -------------  ----------

Balance, December 31, 1987                     38           -              -           -              -           -
Shares issued for cash                          3           -              -           -              -           -
Shares issued as compensation                   3           -              -           -              -           -
Net loss                                        -           -              -           -              -           -
                                     -------------  ----------  -------------  ----------  -------------  ----------

Balance, December 31, 1988                     44           -              -           -              -           -
Shares issued for cash                          4           -              -           -              -           -
Shares issued as compensation                  36           -              -           -              -           -
Net loss                                        -           -              -           -              -           -
                                     -------------  ----------  -------------  ----------  -------------  ----------











con't


                                              Class B                    Class C                    Class D
                                          Preferred Stock            Preferred Stock            Preferred Stock         Additional
                                     -------------------------  -------------------------  -------------------------     Paid-in
                                        Shares        Amount       Shares        Amount       Shares        Amount       Capital
                                     -------------  ----------  -------------  ----------  -------------  ----------  --------------

Initial issuance of common stock
  October 21, 1983                              -   $       -              -   $       -              -   $       -   $       2,500
Adjustment to give effect to
  recapitalization on December 15,
  1986  - cancellation of shares                -           -              -           -              -           -              (4)
                                     -------------  ----------  -------------  ----------  -------------  ----------  --------------

Balance, October 21, 1983                       -           -              -           -              -           -           2,496
Shares issued by Tensiodyne
  Corporation in connection with
  pooling of interests                          -           -              -           -              -           -           4,342
Net loss                                        -           -              -           -              -           -               -
                                     -------------  ----------  -------------  ----------  -------------  ----------  --------------

Balance, December 31, 1983                      -           -              -           -              -           -           6,838
Capital contribution                            -           -              -           -              -           -          21,755
Shares issued for cash                          -           -              -           -              -           -          10,700
Offering costs                                  -           -              -           -              -           -          (2,849)
Net loss                                        -           -              -           -              -           -               -
                                     -------------  ----------  -------------  ----------  -------------  ----------  --------------

Balance, December 31, 1984                      -           -              -           -              -           -          36,444
Capital contribution                            -           -              -           -              -           -         200,555
Sale of 12,166 warrants at $1.50
  per warrant                                   -           -              -           -              -           -          18,250
Cancellation of shares                          -           -              -           -              -           -               -
Net loss                                        -           -              -           -              -           -               -
                                     -------------  ----------  -------------  ----------  -------------  ----------  --------------

Balance, December 31, 1985                      -           -              -           -              -           -         255,249
Net loss                                        -           -              -           -              -           -               -
                                     -------------  ----------  -------------  ----------  -------------  ----------  --------------

Balance, December 31, 1986                      -           -              -           -              -           -         255,249
Issuance of common stock upon
  exercise of warrants                          -           -              -           -              -           -          27,082
Net loss                                        -           -              -           -              -           -               -
                                     -------------  ----------  -------------  ----------  -------------  ----------  --------------

Balance, December 31, 1987                      -           -              -           -              -           -         282,331
Shares issued for cash                          -           -              -           -              -           -         101,752
Shares issued as compensation                   -           -              -           -              -           -          70,600
Net loss                                        -           -              -           -              -           -               -
                                     -------------  ----------  -------------  ----------  -------------  ----------  --------------

Balance, December 31, 1988                      -           -              -           -              -           -         454,683
Shares issued for cash                          -           -              -           -              -           -           2,000
Shares issued as compensation                   -           -              -           -              -           -          18,000
Net loss                                        -           -              -           -              -           -               -
                                     -------------  ----------  -------------  ----------  -------------  ----------  --------------











con't

                                        Deficit
                                      Accumulated        Notes        Accumulated        Total
                                       During the     Receivable -       Other       Stockholders'
                                      Development        Common      Comprehensive       Equity
                                         Stage           Stock            Loss         (Deficit)
                                     --------------  --------------  --------------  --------------

Initial issuance of common stock
  October 21, 1983                   $           -   $           -   $           -   $       2,500
Adjustment to give effect to
  recapitalization on December 15,
  1986  - cancellation of shares                 -               -               -              (4)
                                     --------------  --------------  --------------  --------------

Balance, October 21, 1983                        -               -               -           2,496
Shares issued by Tensiodyne
  Corporation in connection with
  pooling of interests                           -               -               -           4,342
Net loss                                    (4,317)              -               -          (4,317)
                                     --------------  --------------  --------------  --------------

Balance, December 31, 1983                  (4,317)              -               -           2,521
Capital contribution                             -               -               -          21,755
Shares issued for cash                           -               -               -          10,700
Offering costs                                   -               -               -          (2,849)
Net loss                                   (21,797)              -               -         (21,797)
                                     --------------  --------------  --------------  --------------

Balance, December 31, 1984                 (26,114)              -               -          10,330
Capital contribution                             --                              -         200,555
Sale of 12,166 warrants at $1.50
  per warrant                                    -               -               -          18,250
Cancellation of shares                           -               -               -               -
Net loss                                  (252,070)              -               -        (252,070)
                                     --------------  --------------  --------------  --------------

Balance, December 31, 1985                (278,184)              -               -         (22,935)
Net loss                                   (10,365)              -               -         (10,365)
                                     --------------  --------------  --------------  --------------

Balance, December 31, 1986                (288,549)              -               -         (33,300)
Issuance of common stock upon
  exercise of warrants                           -               -               -          27,082
Net loss                                   (45,389)              -               -         (45,389)
                                     --------------  --------------  --------------  --------------

Balance, December 31, 1987                (333,938)              -               -         (51,607)
Shares issued for cash                           -               -               -         101,752
Shares issued as compensation                    -               -               -          70,600
Net loss                                  (142,335)              -               -        (142,335)
                                     --------------  --------------  --------------  --------------

Balance, December 31, 1988                (476,273)              -               -         (21,590)
Shares issued for cash                           -               -               -           2,000
Shares issued as compensation                    -               -               -          18,000
Net loss                                   (31,945)              -               -         (31,945)
                                     --------------  --------------  --------------  --------------






---------------------------------------------------------------------------------------------------
Continued ...



                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

                            For The Years Ended December 31, 2004, 2003 and 2002
                                and the Period from October 21, 1983 (Inception)
================================================================================



                                              Class A                    Class B                    Class A
                                           Common Stock               Common Stock              Preferred Stock
                                     -------------------------  -------------------------  -------------------------
                                        Shares        Amount       Shares        Amount       Shares        Amount
                                     -------------  ----------  -------------  ----------  -------------  ----------

Balance, December 31, 1989                     84           -              -           -              -           -
Shares issued for cash                          2           -              -           -              -           -
Shares issued as compensation                   6           -              -           -              -           -
Net income                                      -           -              -           -              -           -
                                     -------------  ----------  -------------  ----------  -------------  ----------

Balance, December 31, 1990                     92           -              -           -              -           -
Shares issued for cash                          1           -              -           -            350           -
Shares issued as compensation                   4           -              -           -              -           -
Conversion of warrants                          -           -              -           -              -           -
Conversion of stock                            (6)          -         60,000          60              -           -
Net loss                                        -           -              -           -              -           -
                                     -------------  ----------  -------------  ----------  -------------  ----------

Balance, December 31, 1991                     91           -         60,000          60            350           -
Shares issued for cash                         20           -              -           -              -           -
Shares issued as compensation                   5           -              -           -              -           -
Conversion of warrants                          6           -              -           -              -           -
Sale of Class B stock                           -           -         60,000          60              -           -
Issuance of stock to
  unconsolidated subsidiary                     5           -              -           -              -           -
Conversion of stock                             6           -        (60,000)        (60)             -           -
Cancellation of shares                         (7)          -              -           -              -           -
Net loss                                        -           -              -           -              -           -
                                     -------------  ----------  -------------  ----------  -------------  ----------

Balance, December 31, 1992                    126           -         60,000          60            350           -
Shares issued for cash
Shares issued for license
  agreement                                    13           -              -           -              -           -
Shares issued as compensation                  67           -              -           -              -           -
Warrant conversion                             56           -              -           -              -           -
Cancellation of shares                        (32)          -              -           -              -           -
Net loss                                        -           -              -           -              -           -
                                     -------------  ----------  -------------  ----------  -------------  ----------

Balance, December 31, 1993                    230           -         60,000          60            350           -
Adjustment to give effect to
  recapitalization on February 1,
  1994                                         31           -              -           -              -           -
Shares issued for cash                      1,486           2              -           -              -           -
Shares issued as compensation                 223           -              -           -              -           -
Issuance of shares for the
  modification of agreements                   34           -              -           -              -           -
Net loss                                        -           -              -           -              -           -
                                     -------------  ----------  -------------  ----------  -------------  ----------

Balance, December 31, 1994                  2,004           2         60,000          60            350           -
Issuance of shares for the
  modification of agreement                   153           -              -           -              -           -
Net loss                                        -           -              -           -              -           -
                                     -------------  ----------  -------------  ----------  -------------  ----------











con't


                                              Class B                    Class C                    Class D
                                          Preferred Stock            Preferred Stock            Preferred Stock         Additional
                                     -------------------------  -------------------------  -------------------------     Paid-in
                                        Shares        Amount       Shares        Amount       Shares        Amount       Capital
                                     -------------  ----------  -------------  ----------  -------------  ----------  --------------

Balance, December 31, 1989                      -           -              -           -              -           -         474,683
Shares issued for cash                          -           -              -           -              -           -          59,250
Shares issued as compensation                   -           -              -           -              -           -          32,400
Net income                                      -           -              -           -              -           -               -
                                     -------------  ----------  -------------  ----------  -------------  ----------  --------------

Balance, December 31, 1990                      -           -              -           -              -           -         566,333
Shares issued for cash                          -           -              -           -              -           -         273,686
Shares issued as compensation                   -           -              -           -              -           -          64,884
Conversion of warrants                          -           -              -           -              -           -               -
Conversion of stock                             -           -              -           -              -           -              (6)
Net loss                                        -           -              -           -              -           -               -
                                     -------------  ----------  -------------  ----------  -------------  ----------  --------------

Balance, December 31, 1991                      -           -              -           -              -           -         904,897
Shares issued for cash                          -           -              -           -              -           -          16,000
Shares issued as compensation                   -           -              -           -              -           -          15,520
Conversion of warrants                          -           -              -           -              -           -          15,000
Sale of Class B stock                           -           -              -           -              -           -          14,940
Issuance of stock to
  unconsolidated subsidiary                     -           -              -           -              -           -          71,664
Conversion of stock                             -           -              -           -              -           -               6
Cancellation of shares                          -           -              -           -              -           -               -
Net loss                                        -           -              -           -              -           -               -
                                     -------------  ----------  -------------  ----------  -------------  ----------  --------------

Balance, December 31, 1992                      -           -              -           -              -           -       1,038,027
Shares issued for cash
Shares issued for license
  agreement                                     -           -              -           -              -           -           6,250
Shares issued as compensation                   -           -              -           -              -           -          13,913
Warrant conversion                              -           -              -           -              -           -         304,999
Cancellation of shares                          -           -              -           -              -           -          (7,569)
Net loss                                        -           -              -           -              -           -               -
                                     -------------  ----------  -------------  ----------  -------------  ----------  --------------

Balance, December 31, 1993                      -           -              -           -              -           -       1,355,620
Adjustment to give effect to
  recapitalization on February 1,
  1994                                          -           -              -           -              -           -         385,424
Shares issued for cash                          -           -              -           -              -           -          24,784
Shares issued as compensation                   -           -              -           -              -           -             223
Issuance of shares for the
  modification of agreements                    -           -              -           -              -           -               -
Net loss                                        -           -              -           -              -           -               -
                                     -------------  ----------  -------------  ----------  -------------  ----------  --------------

Balance, December 31, 1994                      -           -              -           -              -           -       1,766,051
Issuance of shares for the
  modification of agreement                     -           -              -           -              -           -             153
Net loss                                        -           -              -           -              -           -               -
                                     -------------  ----------  -------------  ----------  -------------  ----------  --------------











con't

                                        Deficit
                                      Accumulated        Notes        Accumulated        Total
                                       During the     Receivable -       Other       Stockholders'
                                      Development        Common      Comprehensive       Equity
                                         Stage           Stock            Loss         (Deficit)
                                     --------------  --------------  --------------  --------------

Balance, December 31, 1989                (508,218)              -               -         (33,535)
Shares issued for cash                           -               -               -          59,250
Shares issued as compensation                    -               -               -          32,400
Net income                                 133,894               -               -         133,894
                                     --------------  --------------  --------------  --------------

Balance, December 31, 1990                (374,324)              -               -         192,009
Shares issued for cash                           -               -               -         273,686
Shares issued as compensation                    -               -               -          64,884
Conversion of warrants                           -               -               -               -
Conversion of stock                              -               -               -              54
Net loss                                  (346,316)              -               -        (346,316)
                                     --------------  --------------  --------------  --------------

Balance, December 31, 1991                (720,640)              -               -         184,317
Shares issued for cash                           -               -               -          16,000
Shares issued as compensation                    -               -               -          15,520
Conversion of warrants                           -               -               -          15,000
Sale of Class B stock                            -               -               -          15,000
Issuance of stock to
  unconsolidated subsidiary                      -               -               -          71,664
Conversion of stock                              -               -               -             (54)
Cancellation of shares                           -               -               -               -
Net loss                                  (154,986)              -               -        (154,986)
                                     --------------  --------------  --------------  --------------

Balance, December 31, 1992                (875,626)              -               -         162,461
Shares issued for cash
Shares issued for license
  agreement                                      -               -               -           6,250
Shares issued as compensation                    -               -               -          13,913
Warrant conversion                               -               -               -         304,999
Cancellation of shares                           -               -               -          (7,569)
Net loss                                  (929,900)              -               -        (929,900)
                                     --------------  --------------  --------------  --------------

Balance, December 31, 1993              (1,805,526)              -               -        (449,846)
Adjustment to give effect to
  recapitalization on February 1,
  1994                                           -               -               -         385,424
Shares issued for cash                           -               -               -          24,786
Shares issued as compensation                    -               -               -             223
Issuance of shares for the
  modification of agreements                     -               -               -               -
Net loss                                  (377,063)              -               -        (377,063)
                                     --------------  --------------  --------------  --------------

Balance, December 31, 1994              (2,182,589)              -               -        (416,476)
Issuance of shares for the
  modification of agreement                      -               -               -             153
Net loss                                  (197,546)              -               -        (197,546)
                                     --------------  --------------  --------------  --------------






---------------------------------------------------------------------------------------------------
Continued ...



                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

                            For The Years Ended December 31, 2004, 2003 and 2002
                                and the Period from October 21, 1983 (Inception)
================================================================================



                                              Class A                    Class B                    Class A
                                           Common Stock               Common Stock              Preferred Stock
                                     -------------------------  -------------------------  -------------------------
                                        Shares        Amount       Shares        Amount       Shares        Amount
                                     -------------  ----------  -------------  ----------  -------------  ----------

Balance, December 31, 1995                  2,157           2         60,000          60            350           -
Shares issued as compensation                 165           -              -           -              -           -
Shares issued for cash                         70           -              -           -              -           -
Issuance of shares for the
  modification of agreements                  250           -              -           -              -           -
Cancellation of shares held in
  treasury                                    (62)          -              -           -              -           -
Net loss                                        -           -              -           -              -           -
                                     -------------  ----------  -------------  ----------  -------------  ----------

Balance, December 31, 1996                  2,580           2         60,000          60            350           -
Shares issued for cash                        100           -              -           -              -           -
Conversion of indebtedness                    800           1              -           -              -           -
Class A common stock issued in
  cancellation of $372,000
  accrued wages due officer                 1,500           2              -           -              -           -
Shares issued as compensation                 247           -              -           -              -           -
Adjustment to give effect to
  recapitalization on March 9,
  1997                                        560           1              -           -              -           -
Net loss                                        -           -              -           -              -           -
                                     -------------  ----------  -------------  ----------  -------------  ----------

Balance, December 31, 1997                  5,787           6         60,000          60            350           -
Shares issued in cancellation of
  indebtedness                              2,430           2              -           -              -           -
Conversion of options                         500           1              -           -              -           -
Shares issued as compensation               1,122           1              -           -              -           -
Shares issued in cancellation of
  redeemable preferred stock                   50           -              -           -              -           -
Shares returned to treasury and
  cancelled                                  (560)         (1)             -           -              -           -
Modification of royalty agreement             733           1              -           -              -           -
Issuance of warrants to officer                 -           -              -           -              -           -
Net loss                                        -           -              -           -              -           -
                                     -------------  ----------  -------------  ----------  -------------  ----------

Balance, December 31, 1998                 10,062          10         60,000          60            350           -
Shares issued in cancellation of
  indebtedness                              2,175           2              -           -              -           -
Shares issued as compensation               1,255           1              -           -              -           -
Shares issued in modification of
  licensing agreement                         672           1              -           -              -           -
Shares issued for cash                        433           -              -           -              -           -
Net loss                                        -           -              -           -              -           -
                                     -------------  ----------  -------------  ----------  -------------  ----------











con't


                                              Class B                    Class C                    Class D
                                          Preferred Stock            Preferred Stock            Preferred Stock         Additional
                                     -------------------------  -------------------------  -------------------------     Paid-in
                                        Shares        Amount       Shares        Amount       Shares        Amount       Capital
                                     -------------  ----------  -------------  ----------  -------------  ----------  --------------

Balance, December 31, 1995                      -           -              -           -              -           -       1,766,204
Shares issued as compensation                   -           -              -           -              -           -          16,466
Shares issued for cash                          -           -              -           -              -           -         174,040
Issuance of shares for the
  modification of agreements                    -           -              -           -              -           -               -
Cancellation of shares held in
  treasury                                      -           -              -           -              -           -        (154,600)
Net loss                                        -           -              -           -              -           -               -
                                     -------------  ----------  -------------  ----------  -------------  ----------  --------------

Balance, December 31, 1996                      -           -              -           -              -           -       1,802,110
Shares issued for cash                          -           -              -           -              -           -         100,000
Conversion of indebtedness                      -           -              -           -              -           -         165,999
Class A common stock issued in
  cancellation of $372,000
  accrued wages due officer                     -           -              -           -              -           -         371,998
Shares issued as compensation                   -           -              -           -              -           -           2,471
Adjustment to give effect to
  recapitalization on March 9,
  1997                                          -           -              -           -              -           -              (1)
Net loss                                        -           -              -           -              -           -               -
                                     -------------  ----------  -------------  ----------  -------------  ----------  --------------

Balance, December 31, 1997                      -           -              -           -              -           -       2,442,577
Shares issued in cancellation of
  indebtedness                                  -           -              -           -              -           -         169,998
Conversion of options                           -           -              -           -              -           -         124,999
Shares issued as compensation                   -           -              -           -              -           -         112,161
Shares issued in cancellation of
  redeemable preferred stock                    -           -              -           -              -           -         150,000
Shares returned to treasury and
  cancelled                                     -           -              -           -              -           -               1
Modification of royalty agreement               -           -              -                          -           -           7,331
Issuance of warrants to officer                 -           -              -           -              -           -          27,567
Net loss                                        -           -              -           -              -           -               -
                                     -------------  ----------  -------------  ----------  -------------  ----------  --------------

Balance, December 31, 1998                      -           -              -           -              -           -       3,034,634
Shares issued in cancellation of
  indebtedness                                  -           -              -           -              -           -         166,665
Shares issued as compensation                   -           -              -           -              -           -          95,098
Shares issued in modification of
  licensing agreement                           -           -              -           -              -           -              (1)
Shares issued for cash                          -           -              -           -              -           -         173,540
Net loss                                        -           -              -           -              -           -               -
                                     -------------  ----------  -------------  ----------  -------------  ----------  --------------











con't

                                        Deficit
                                      Accumulated        Notes        Accumulated        Total
                                       During the     Receivable -       Other       Stockholders'
                                      Development        Common      Comprehensive       Equity
                                         Stage           Stock            Loss         (Deficit)
                                     --------------  --------------  --------------  --------------

Balance, December 31, 1995              (2,380,135)              -               -        (613,869)
Shares issued as compensation                    -               -               -          16,466
Shares issued for cash                           -               -               -         174,040
Issuance of shares for the
  modification of agreements                     -               -               -               -
Cancellation of shares held in
  treasury                                       -               -               -        (154,600)
Net loss                                  (450,734)              -               -        (450,734)
                                     --------------  --------------  --------------  --------------

Balance, December 31, 1996              (2,830,869)              -               -      (1,028,697)
Shares issued for cash                           -               -               -         100,000
Conversion of indebtedness                       -               -               -         166,000
Class A common stock issued in
  cancellation of $372,000
  accrued wages due officer                      -               -               -         372,000
Shares issued as compensation                    -               -               -           2,471
Adjustment to give effect to
  recapitalization on March 9,
  1997                                           -               -               -               -
Net loss                                  (133,578)              -               -        (133,578)
                                     --------------  --------------  --------------  --------------

Balance, December 31, 1997              (2,964,447)              -               -        (521,804)
Shares issued in cancellation of
  indebtedness                                   -               -               -         170,000
Conversion of options                            -               -               -         125,000
Shares issued as compensation                    -               -               -         112,162
Shares issued in cancellation of
  redeemable preferred stock                     -               -               -         150,000
Shares returned to treasury and
  cancelled                                      -               -               -               -
Modification of royalty agreement                -               -               -           7,332
Issuance of warrants to officer                  -               -               -          27,567
Net loss                                  (549,187)              -               -        (549,187)
                                     --------------  --------------  --------------  --------------

Balance, December 31, 1998              (3,513,634)              -               -        (478,930)
Shares issued in cancellation of
  indebtedness                                   -               -               -         166,667
Shares issued as compensation                    -               -               -          95,099
Shares issued in modification of
  licensing agreement                            -               -               -               -
Shares issued for cash                           -               -               -         173,540
Net loss                                  (539,283)              -               -        (539,283)
                                     --------------  --------------  --------------  --------------






---------------------------------------------------------------------------------------------------
Continued ...



                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

                            For The Years Ended December 31, 2004, 2003 and 2002
                                and the Period from October 21, 1983 (Inception)
================================================================================



                                              Class A                    Class B                    Class A
                                           Common Stock               Common Stock              Preferred Stock
                                     -------------------------  -------------------------  -------------------------
                                        Shares        Amount       Shares        Amount       Shares        Amount
                                     -------------  ----------  -------------  ----------  -------------  ----------

Balance, December 31, 1999                 14,597          14         60,000          60            350           -
Shares issued as compensation -
  as restated                                 700           1              -           -              -           -
Shares issued to investors
  pursuant to settlement
  agreement                                    65           1              -           -              -           -
Shares issued for cash and non-
  recourse promissory note                  5,000           5              -           -              -           -
Shares issued for cash                        400           -              -           -              -           -
Shares issued in cancellation of
  indebtedness                                100           -              -           -              -           -
Shares issued as compensation
  pursuant  to escrow agreement             4,184           4              -           -              -           -
Shares returned from escrow                  (400)          -              -           -              -           -
Common shares converted into
  Class B common shares                       (40)          -         40,000          40              -           -
Preferred shares converted into
 common shares                                 12           -              -           -            (13)          -
Net loss                                        -           -              -           -              -           -
                                     -------------  ----------  -------------  ----------  -------------  ----------

Balance, December 31, 2000                 24,618          25        100,000         100            337           -
Shares issued as compensation               6,185           6              -           -              -           -
Shares issued for cash                      4,932           5              -           -              -           -
Shares issued in connection with
  private offering                            698           -              -           -              -           -
Shares issued to officer                    6,000           6              -           -              -           -
Net loss                                        -           -              -           -              -           -
                                     -------------  ----------  -------------  ----------  -------------  ----------

Balance, December 31, 2001                 42,433          42        100,000         100            337           -
Shares issued as compensation              21,835          22              -           -              -           -
Issuance of shares to University
  of  Pennsylvania                          1,096           1              -           -              -           -
Shares issued in settlement of
  lawsuit                                   1,397           1              -           -              -           -
Shares issued for cash                     28,048          28              -           -              -           -
Offering costs                                  -           -              -           -              -           -
Shares issued in cancellation of
  president's interest in patents               -           -        200,000         200              -           -
Cancellation of shares                     (1,322)         (1)             -           -              -           -
Shares issued to Company's
  president as past compensation           13,000          13              -           -              -           -
Shares issued in connection with
  private offering                          2,741           3              -           -              -           -
Net loss                                        -           -              -           -              -           -
                                     -------------  ----------  -------------  ----------  -------------  ----------











con't


                                              Class B                    Class C                    Class D
                                          Preferred Stock            Preferred Stock            Preferred Stock         Additional
                                     -------------------------  -------------------------  -------------------------     Paid-in
                                        Shares        Amount       Shares        Amount       Shares        Amount       Capital
                                     -------------  ----------  -------------  ----------  -------------  ----------  --------------

Balance, December 31, 1999                      -           -              -           -              -           -       3,469,936
Shares issued as compensation -
  as restated                                   -           -              -           -              -           -         824,515
Shares issued to investors
  pursuant to settlement
  agreement                                     -           -              -           -              -           -              (1)
Shares issued for cash and non-
  recourse promissory note                      -           -              -           -              -           -       1,994,995
Shares issued for cash                          -           -              -           -              -           -         281,694
Shares issued in cancellation of
  indebtedness                                  -           -              -           -              -           -         100,000
Shares issued as compensation
  pursuant  to escrow agreement                 -           -              -           -              -           -           4,180
Shares returned from escrow                     -           -              -           -              -           -               -
Common shares converted into
  Class B common shares                         -           -              -           -              -           -             (40)
Preferred shares converted into
 common shares                                  -           -              -           -              -           -               -
Net loss                                        -           -              -           -              -           -               -
                                     -------------  ----------  -------------  ----------  -------------  ----------  --------------

Balance, December 31, 2000                      -           -              -           -              -           -       6,675,279
Shares issued as compensation                   -           -              -           -              -           -         804,330
Shares issued for cash                          -           -              -           -              -           -         286,562
Shares issued in connection with
  private offering                              -           -              -           -              -           -               -
Shares issued to officer                        -           -              -           -              -           -       1,127,994
Net loss                                        -           -              -           -              -           -               -
                                     -------------  ----------  -------------  ----------  -------------  ----------  --------------

Balance, December 31, 2001                      -           -              -           -              -           -       8,894,165
Shares issued as compensation                   -           -              -           -              -           -       1,185,609
Issuance of shares to University
  of  Pennsylvania                              -           -              -           -              -           -              (1)
Shares issued in settlement of
  lawsuit                                       -           -              -           -              -           -          39,999
Shares issued for cash                          -           -            143           -              -           -       1,153,708
Offering costs                                  -           -              -           -              -           -        (200,412)
Shares issued in cancellation of
  president's interest in patents               -           -              -           -              -           -              -
Cancellation of shares                          -           -              -           -              -           -               1
Shares issued to Company's
  president as past compensation                -           -              -           -              -           -         259,987
Shares issued in connection with
  private offering                              -           -              -           -              -           -              (3)
Net loss                                        -           -              -           -              -           -               -
                                     -------------  ----------  -------------  ----------  -------------  ----------  --------------











con't

                                        Deficit
                                      Accumulated        Notes        Accumulated        Total
                                       During the     Receivable -       Other       Stockholders'
                                      Development        Common      Comprehensive       Equity
                                         Stage           Stock            Loss         (Deficit)
                                     --------------  --------------  --------------  --------------

Balance, December 31, 1999              (4,052,917)              -               -        (582,907)
Shares issued as compensation -
  as restated                                    -               -               -         824,516
Shares issued to investors
  pursuant to settlement
  agreement                                      -               -               -               -
Shares issued for cash and non-
  recourse promissory note                       -               -               -       1,995,000
Shares issued for cash                           -               -               -         281,694
Shares issued in cancellation of
  indebtedness                                   -               -               -         100,000
Shares issued as compensation
  pursuant  to escrow agreement                  -               -               -           4,184
Shares returned from escrow                      -               -               -               -
Common shares converted into
  Class B common shares                          -               -               -               -
Preferred shares converted into
 common shares                                   -               -               -               -
Net loss                                (1,199,695)              -               -      (1,199,695)
                                     --------------  --------------  --------------  --------------

Balance, December 31, 2000              (5,252,612)              -               -       1,422,792
Shares issued as compensation                    -               -               -         804,336
Shares issued for cash                           -               -               -         286,567
Shares issued in connection with
  private offering                               -                                               -
Shares issued to officer                         -               -               -       1,128,000
Net loss                                (3,548,559)              -               -      (3,548,559)
                                     --------------  --------------  --------------  --------------

Balance, December 31, 2001              (8,801,171)              -               -          93,136
Shares issued as compensation                    -               -               -       1,185,631
Issuance of shares to University
  of  Pennsylvania                               -               -               -               -
Shares issued in settlement of
  lawsuit                                        -               -               -          40,000
Shares issued for cash                           -               -               -       1,153,736
Offering costs                                   -               -               -        (200,412)
Shares issued in cancellation of
  president's interest in patents                -               -               -             200
Cancellation of shares                           -               -               -               -
Shares issued to Company's
  president as past compensation                 -               -               -         260,000
Shares issued in connection with
  private offering                               -               -               -               -
Net loss                                (3,852,296)              -               -      (3,852,296)
                                     --------------  --------------  --------------  --------------






---------------------------------------------------------------------------------------------------
Continued ...



                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

                            For The Years Ended December 31, 2004, 2003 and 2002
                                and the Period from October 21, 1983 (Inception)
================================================================================



                                              Class A                    Class B                    Class A
                                           Common Stock               Common Stock              Preferred Stock
                                     -------------------------  -------------------------  -------------------------
                                        Shares        Amount       Shares        Amount       Shares        Amount
                                     -------------  ----------  -------------  ----------  -------------  ----------

Balance, December 31, 2002                109,228         109        300,000         300              -           -
Shares issued as compensation           7,780,333       7,780              -           -              -           -
Issuance of shares to University
  of Pennsylvania                           4,242           4              -           -              -           -
Shares purchased for cancellation          (1,296)         (1)             -           -              -           -
Shares issued in settlement of
  lawsuit                                     260           -              -           -              -           -
Shares issued for cash                     34,030          33              -           -              -           -
Offering costs                                  -           -              -           -              -           -
Shares issued in cancellation of
  legal fee note payable               22,000,000      22,000              -           -              -           -
Shares issued to Company's
  president for past compensation      32,000,000      32,000              -           -              -           -
Shares issued to Company's
  president in consideration of
  note payable                          5,000,000       5,000              -           -              -           -
Officer's compensation relating
  to cancellation of October 27,
  2000 escrow agreement                         -           -              -           -              -           -
Shares issued in cancellation of
  indebtedness due on legal fees            1,000           1              -           -              -           -
Shares returned to treasury by
  Company officers in consider-
  ation for the cancellation of
  notes due the Company by them
  on past stock purchases                  (5,001)         (5)             -           -              -           -
Exchange of Class A common
  stock for Class B common stock             (300)          -        300,000         300              -           -
Exchange of Class A common
  stock for Class D preferred stock    (7,440,000)     (7,440)             -           -              -           -
Shares issued in connection with
  private offering                      7,006,479       7,007              -           -              -           -
Accrued interest on officer loan                -           -              -           -              -           -
Capital contribution by subsidiary              -           -              -           -              -           -
Net loss                                        -           -              -           -              -           -
                                     -------------  ----------  -------------  ----------  -------------  ----------

Balance, December 31, 2003             66,488,975      66,488        600,000         600            337           -
Shares issued for cash                  1,207,535       1,208              -           -              -           -
Shares issued for settlement of
  legal and accounting fees
  payable                                  75,000          75              -           -              -           -
Exercise of warrants                        3,300           3              -           -              -           -
Conversion of Class C preferred
  shares to Class A common shares           2,700           3              -           -              -           -











con't


                                              Class B                    Class C                    Class D
                                          Preferred Stock            Preferred Stock            Preferred Stock         Additional
                                     -------------------------  -------------------------  -------------------------     Paid-in
                                        Shares        Amount       Shares        Amount       Shares        Amount       Capital
                                     -------------  ----------  -------------  ----------  -------------  ----------  --------------

Balance, December 31, 2002                      -           -            143           -              -           -      11,333,053
Shares issued as compensation                   -           -              -           -              -           -         476,554
Issuance of shares to University
  of Pennsylvania                               -           -              -           -              -           -              (4)
Shares purchased for cancellation               -           -              -           -              -           -         (24,431)
Shares issued in settlement of
  lawsuit                                       -           -              -           -              -           -               -
Shares issued for cash                          -           -          4,074           4              -           -         235,161
Offering costs                                  -           -              -           -              -           -         (81,975)
Shares issued in cancellation of
  legal fee note payable                        -           -              -           -              -           -       1,561,127
Shares issued to Company's
  president for past compensation               -           -              -           -              -           -         288,000
Shares issued to Company's
  president in consideration of
  note payable                                  -           -              -           -              -           -          45,000
Officer's compensation relating
  to cancellation of October 27,
  2000 escrow agreement                         -           -              -           -              -           -          19,617
Shares issued in cancellation of
  indebtedness due on legal fees                -           -              -           -              -           -           9,999
Shares returned to treasury by
  Company officers in consider-
  ation for the cancellation of
  notes due the Company by them
  on past stock purchases                       -           -              -           -              -           -        (769,818)
Exchange of Class A common
  stock for Class B common stock                -           -              -           -              -           -            (300)
Exchange of Class A common
  stock for Class D preferred stock             -           -              -           -      5,440,000       5,440           2,000
Shares issued in connection with
  private offering                              -           -              -           -              -           -          (7,007)
Accrued interest on officer loan                -           -              -           -              -           -               -
Capital contribution by subsidiary              -           -              -           -              -           -          37,597
Net loss                                        -           -              -           -              -           -               -
                                     -------------  ----------  -------------  ----------  -------------  ----------  --------------

Balance, December 31, 2003                      -           -          4,217           4      5,440,000       5,440      13,124,573
Shares issued for cash                          -           -              -           -              -           -         206,267
Shares issued for settlement of
  legal and accounting fees
  payable                                       -           -              -           -              -           -          64,392
Exercise of warrants                            -           -              -           -              -           -           4,547
Conversion of Class C preferred
  shares to Class A common shares               -           -         (2,700)        (3)              -           -               -











con't

                                        Deficit
                                      Accumulated        Notes        Accumulated        Total
                                       During the     Receivable -       Other       Stockholders'
                                      Development        Common      Comprehensive       Equity
                                         Stage           Stock            Loss         (Deficit)
                                     --------------  --------------  --------------  --------------

Balance, December 31, 2002             (12,653,467)              -               -      (1,320,005)
Shares issued as compensation                    -               -               -         484,334
Issuance of shares to University
  of Pennsylvania                                -               -               -               -
Shares purchased for cancellation                -               -               -         (24,432)
Shares issued in settlement of
  lawsuit                                        -               -               -               -
Shares issued for cash                           -               -               -         235,198
Offering costs                                   -               -               -         (81,975)
Shares issued in cancellation of
  legal fee note payable                         -               -               -       1,583,127
Shares issued to Company's
  president for past compensation                -               -               -         320,000
Shares issued to Company's
  president in consideration of
  note payable                                   -         (50,000)              -               -
Officer's compensation relating
  to cancellation of October 27,
  2000 escrow agreement                          -               -               -          19,617
Shares issued in cancellation of
  indebtedness due on legal fees                 -               -               -          10,000
Shares returned to treasury by
  Company officers in consider-
  ation for the cancellation of
  notes due the Company by them
  on past stock purchases                        -               -               -        (769,823)
Exchange of Class A common
  stock for Class B common stock                 -               -               -               -
Exchange of Class A common
  stock for Class D preferred stock              -               -               -               -
Shares issued in connection with
  private offering                               -               -               -               -
Accrued interest on officer loan                 -          (1,096)              -          (1,096)
Capital contribution by subsidiary               -               -               -          37,597
Net loss                                (1,885,728)              -               -      (1,885,728)
                                     --------------  --------------  --------------  --------------

Balance, December 31, 2003             (14,539,195)        (51,096)              -      (1,393,186)
Shares issued for cash                           -               -               -         207,475
Shares issued for settlement of
  legal and accounting fees
  payable                                        -               -               -          64,467
Exercise of warrants                             -               -               -           4,550
Conversion of Class C preferred
  shares to Class A common shares                -               -               -               -






---------------------------------------------------------------------------------------------------
Continued ...



                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

                            For The Years Ended December 31, 2004, 2003 and 2002
                                and the Period from October 21, 1983 (Inception)
================================================================================



                                              Class A                    Class B                    Class A
                                           Common Stock               Common Stock              Preferred Stock
                                     -------------------------  -------------------------  -------------------------
                                        Shares        Amount       Shares        Amount       Shares        Amount
                                     -------------  ----------  -------------  ----------  -------------  ----------

Conversion of Class D preferred
  shares to Class A common shares       3,520,000       3,520              -           -              -           -
Shares issued as compensation
  to consultants                        6,721,923       6,722              -           -              -           -
Shares issued in exchange for
  shares of Langley Investments,
  PLC                                   8,666,666       8,667              -           -              -           -
Beneficial conversion feature
  of convertible debentures                     -           -              -           -              -           -
Repurchase of common stock                 (1,325)         (1)             -           -              -           -
Offering costs                                  -           -              -           -              -           -
Interest income on notes
  receivable - common stock                     -           -              -           -              -           -
Decrease in market value of
  securities available for sale                 -           -               -          -              -           -
Net loss                                        -           -              -           -              -           -
                                     -------------  ----------  -------------  ----------  -------------  ----------

Balance, December 31, 2004             86,684,774   $  86,685        600,000   $     600            337   $       -
                                     =============  ==========  =============  ==========  =============  ==========

























con't


                                              Class B                    Class C                    Class D
                                          Preferred Stock            Preferred Stock            Preferred Stock         Additional
                                     -------------------------  -------------------------  -------------------------     Paid-in
                                        Shares        Amount       Shares        Amount       Shares        Amount       Capital
                                     -------------  ----------  -------------  ----------  -------------  ----------  --------------

Conversion of Class D preferred
  shares to Class A common shares               -           -              -           -     (3,520,000)     (3,520)              -
Shares issued as compensation
  to consultants                                -           -              -           -              -           -      14,245,473
Shares issued in exchange for
  shares of Langley Investments,
  PLC                                           -           -              -           -              -           -      12,964,846
Beneficial conversion feature
  of convertible debentures                     -           -              -           -              -           -       1,125,000
Repurchase of common stock                      -           -              -           -              -           -          (4,166)
Offering costs                                  -           -              -           -              -           -         (13,713)
Interest income on notes
  receivable - common stock                     -           -              -           -              -           -               -
Decrease in market value of
  securities available for sale                 -           -              -           -              -           -               -
Net loss                                        -           -              -           -              -           -               -
                                     -------------  ----------  -------------  ----------  -------------  ----------  --------------

Balance, December 31, 2004                      -   $       -          1,517   $       1      1,920,000   $   1,920   $  41,717,219
                                     =============  ==========  =============  ==========  =============  ==========  ==============

























con't

                                        Deficit
                                      Accumulated        Notes        Accumulated        Total
                                       During the     Receivable -       Other       Stockholders'
                                      Development        Common      Comprehensive       Equity
                                         Stage           Stock            Loss         (Deficit)
                                     --------------  --------------  --------------  --------------

Conversion of Class D preferred
  shares to Class A common shares                -               -               -               -
Shares issued as compensation
  to consultants                                 -               -               -      14,252,195
Shares issued in exchange for
  shares of Langley Investments,
  PLC                                            -               -               -      12,973,513
Beneficial conversion feature
  of convertible debentures                      -               -               -       1,125,000
Repurchase of common stock                       -               -               -          (4,167)
Offering costs                                   -               -               -         (13,713)
Interest income on notes
  receivable - common stock                      -          (4,000)              -          (4,000)
Decrease in market value of
  securities available for sale                  -               -      (1,167,616)     (1,167,616)
Net loss                               (25,495,291)              -               -     (25,495,291)
                                     --------------  --------------  --------------  --------------

Balance, December 31, 2004           $ (40,034,486)  $     (55,096)  $  (1,167,616)  $     549,227
                                     ==============  ==============  ==============  ==============




















---------------------------------------------------------------------------------------------------
                                      See reports of independent registered public accounting firms and accompanying notes to consolidated financial statements
                                                                                               F-13

                                                                                                       MATERIAL TECHNOLOGIES, INC.
                                                                                                     (A DEVELOPMENT STAGE COMPANY)

                                                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

==================================================================================================================================


                                                                                                                   From Inception
                                                                                                                 (October 21, 1983)
                                                                   For The Years Ended December 31,                   Through
                                                        ------------------------------------------------------      December 31,
                                                              2004               2003               2002                2004
                                                        ----------------   ----------------   ----------------    ----------------

Cash flows from operating activities:
   Net loss                                             $   (25,495,291)   $    (1,885,728)   $    (3,852,296)    $   (40,034,486)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Issuance of common stock for services                  14,252,195            858,953          1,546,894          21,452,956
      Other-than-temporary write-down of marketable
        securities available for sale                         4,284,760                  -                  -           4,284,760
      Realized loss on sale of marketable securities          3,668,850                  -                  -           3,668,850
      Unrealized loss on marketable securities                1,523,310                  -                  -           1,523,310
      Legal fees incurred for note payable                            -                  -          1,481,895           1,456,142
      Accrued interest expense added to principal               216,713            199,977            114,971             804,416
      Amortization of discount on convertible
        debentures                                              326,161                  -                  -             326,161
      Accrued interest income added to principal                (12,460)           (39,438)           (49,444)           (299,629)
      (Gain) loss on settlement of indebtedness                 (45,150)                 -                  -             244,790
      Depreciation and amortization                               8,580              9,139              7,747             203,331
      Other non-cash adjustments                                      -                  -                  -            (107,722)
      Decrease (increase) in receivable due on
        research contract                                        12,109            (28,004)           285,677             (66,223)
      Decrease (increase) in prepaid expenses and
        other current assets                                      5,690             (3,078)            (2,612)                  -
      Increase in deposits                                            -                  -                  -              (2,348)
      (Decrease) increase in accounts payable and
        accrued expenses                                        (66,856)           166,848           (284,625)          1,220,981
                                                        ----------------   ----------------   ----------------    ----------------

   Net cash used in operating activities                     (1,321,389)          (721,331)          (751,793)         (5,324,711)
                                                        ----------------   ----------------   ----------------    ----------------

Cash flows from investing activities:
   Proceeds from sale of securities                           1,205,612                  -                  -           1,489,208
   Purchase of securities                                      (900,006)                 -                  -            (990,006)
   Payment received on officer loans                             97,450                  -                  -             876,255
   Funds advanced to officers                                    (7,000)                 -            (33,547)           (549,379)
   Purchase of property and equipment                              (676)                 -            (29,608)           (267,148)
   Investment in joint ventures                                       -                  -                  -            (102,069)
   Proceeds from foreclosure                                          -                  -                  -              44,450
   Proceeds from sale of equipment                                    -                  -                  -              10,250
   Payment for license agreement                                      -                  -                  -              (6,250)
                                                        ----------------   ----------------   ----------------    ----------------

   Net cash provided by (used in) investing activities          395,380                  -            (63,155)            505,311
                                                        ----------------   ----------------   ----------------    ----------------












----------------------------------------------------------------------------------------------------------------------------------
Continued ...



                                                                                                       MATERIAL TECHNOLOGIES, INC.
                                                                                                     (A DEVELOPMENT STAGE COMPANY)

                                                                                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

==================================================================================================================================


                                                                                                                   From Inception
                                                                                                                 (October 21, 1983)
                                                                   For The Years Ended December 31,                   Through
                                                        ------------------------------------------------------      December 31,
                                                              2004               2003               2002                2004
                                                        ----------------   ----------------   ----------------    ----------------

Cash flows from financing activities:
   Proceeds from sale of common stock                           212,025            209,115          1,153,735           3,340,858
   Proceeds from convertible debentures and other
     notes payable                                              785,000            350,000                  -           1,307,069
   Proceeds from sale of preferred stock                              -             64,505                  -             473,005
   Costs incurred in offerings                                  (13,713)           (81,975)          (261,474)           (468,201)
   Capital contributions                                              -                  -                  -             301,068
   Repurchase of common stock for
     cancellation                                                (4,167)           (24,432)                 -             (28,599)
   Payment on proposed reorganization                                 -                  -                  -              (5,000)
                                                        ----------------   ----------------   ----------------    ----------------

   Net cash flows provided by financing activities              979,145            517,213            892,261           4,920,200
                                                        ----------------   ----------------   ----------------    ----------------

Net change in cash and cash equivalents                          53,136           (204,118)            77,313             100,800

Cash and cash equivalents, beginning of period                   47,664            251,782            174,469                   -
                                                        ----------------   ----------------   ----------------    ----------------

Cash and cash equivalents, end of period                $       100,800    $        47,664    $       251,782     $       100,800
                                                        ================   ================   ================    ================


Supplemental disclosure of cash flow information:

   Interest paid during the period                      $         2,750    $         2,750    $         2,750
                                                        ================   ================   ================
   Income taxes paid during the period                  $           800    $           800    $           800
                                                        ================   ================   ================

Supplemental disclosure of non-cash investing and financing activities:

     2004
     ----

     The Company issued 3,522,700 shares of its common stock in consideration for the cancellation of 2,700 shares of Class C preferred stock and 3,520,000 shares of Class D preferred stock.

     The Company issued 8,666,666 shares of its common stock in exchange for receiving 7,158,590 shares of Langley Park Investments, PLC common stock.

     The Company issued 6,721,923 shares of its common stock as compensation valued at $14,252,195.

     The Company issued 75,000 shares of its common stock in settlement of legal and accounting fees payable of $64,467.

     The  Company   recorded  a  discount  of  $1,125,000  on  its   convertible
     debentures.

     See accompanying notes to the consolidated financial statements for additional non-cash investing and financing activities.







----------------------------------------------------------------------------------------------------------------------------------
Continued ...






                                                                                                       MATERIAL TECHNOLOGIES, INC.
                                                                                                     (A DEVELOPMENT STAGE COMPANY)

                                                                                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

==================================================================================================================================


     2003
     ----

     The  Company   abandoned  its  search  of  funding   through  its  Straight
     Documentary Credit and cancelled the 100,000 shares that were held in reserve.

     The Company issued 4,242 shares to the University of Pennsylvania  pursuant
     to  the   anti-dilutive   provision  in  its  license  agreement  with  the
     University.

     The Company issued 22,000,000 shares of its common stock as consideration for the assumption by certain third parties of the legal obligation due by the Company to two attorneys amounting to $1,583,127.

     The Company issued 5,000,000 shares of its common stock to its president as consideration for a $50,000 non-recourse promissory note.

     The Company issued 260 shares of its common stock as additional consideration pursuant to its anti-dilution provision in its settlement agreement with Mr. Stephen Beck.

     The Company's president and secretary returned 5,001 shares of common stock in consideration for the cancellation of notes due the Company by them for past purchases of the common stock totaling $769,823.

     The Company issued 7,006,479 shares of its common stock in connection with its Regulation S offering.

     Of the 22,000,000 common shares issued in consideration of the assumption of the above-indicated indebtedness, 7,440,000 shares were cancelled for the issuance of 2,500,000 shares of Class D preferred stock.

     The Company paid the full amount due an attorney firm through the issuance of 1,000 shares of common stock.

     2002
     ----

     The Company issued an additional 40,000 shares that were held in reserve in connection with its Straight Documentary Credit.

     The Company issued 1,096 shares to the University of Pennsylvania pursuant to the anti-dilutive provision in its licensing agreement with the University.

     The Company's president cancelled 1,322 shares of common stock that he held in escrow pursuant to the escrow agreement that he has with the Company.

     The Company issued 2,741 shares of its common stock in connection with its Regulation S offering.

     The  Company   issued  397  shares  of  its  common  stock  as   additional
     consideration pursuant to its anti-dilution provision in its settlement agreement with Mr. Stephen Beck.










----------------------------------------------------------------------------------------------------------------------------------
                                                                          See report of independent registered accounting firm and
                                                                           accompanying notes to consolidated financial statements
                                                                                                                              F-16

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For The Years Ended December 31, 2004, 2003 and 2002

================================================================================


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
-----------------------------------------------

Organization
------------

Material Technologies, Inc. (the "Company") was organized on October 21, 1983, under the laws of the state of Delaware.

The Company is in the development stage, as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises," with its principal activity being research and development in the area of metal fatigue technology with the intent of future commercial application. The Company has not paid any dividends, and dividends that may be paid in the future will depend on the financial requirements of the Company and other relevant factors.

On January 22, 2003, the Company formed Matech International, Inc., a Nevada corporation ("International"). International was formed as a wholly owned subsidiary of the Company to advertise, market and sell the Company's videoscope technology which is presently utilized in the inspection of stress and crack points in turbine engines on the wings of airplanes. At the present time there is no activity in International and the Company does not anticipate nor reasonably foresee any business activity in International in the near future.

On March 13, 2003 the Company formed Matech Aerospace, Inc., a Nevada corporation ("Aerospace"). Aerospace was formed as a wholly owned subsidiary of the Company to advertise, market and sell all manufacturing and marketing rights to the Company's products and technologies in all commercial markets within the United States. During 2003, Aerospace sold shares of its common stock to investors. As of December 31, 2004 and 2003, the Company holds a 99% interest in Aerospace.

On September 23, 2003, the Company's Board of Directors affected a 1,000 for 1 reverse stock split of its Class A common stock and all classes of its preferred stock. The financial statements presented herein have been restated to reflect the reverse stock split as if it had occurred at the beginning of each period presented. Unless otherwise noted, common stock refers to Class A common stock.

Basis of Presentation
---------------------

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (October 21, 1983). In addition, the Company has used substantial amounts of working capital in its operations. Further, at December 31, 2004, current liabilities exceed current assets by approximately $85,000 and the deficit accumulated during the development stage amounted to approximately $40,000,000.




--------------------------------------------------------------------------------

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For The Years Ended December 31, 2004, 2003 and 2002

================================================================================


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION, continued
----------------------------------------------------------

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its future operations. The Company has entered into a $215,000 contract to provide research services over a two-year period, of which approximately $140,000 is still available to be collected. During 2004, the Company netted approximately $1,200,000 from sale of marketable securities and subsequent to December 31, 2004, the Company sold its remaining trading securities for proceeds of $285,516. Management believes that these sources of funds and current liquid assets will allow the Company to continue as a going concern through the end of 2005. Management of the Company will need to raise additional debt and/or equity capital to finance future activities beyond 2005. However, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods' operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Principles of Consolidation
---------------------------

The accompanying financial statements include the accounts and transactions of Material Technologies, Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. The minority owners' interests in a subsidiary have been reflected as minority interest in the accompanying consolidated balance sheets.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the fair value of marketable securities and the recoverability of long-lived assets. Accordingly, actual results could differ from those estimates.

Cash Equivalents
----------------

For purposes of the statements of cash flows, the Company considers cash equivalents to include highly liquid investments with original maturities of three months or less.







--------------------------------------------------------------------------------

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For The Years Ended December 31, 2004, 2003 and 2002

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Marketable Securities
---------------------

Marketable securities purchased with the intent of selling them in the near term are classified as trading securities. Trading securities are initially recorded at cost and are adjusted to their fair value, with the change in fair value during the period included in earnings as unrealized gains or losses. Realized gains or losses on dispositions are based upon the net proceeds and the adjusted book value of the securities sold, using the specific identification method, and are recorded as realized gains or losses in the income statement. Securities that are not classified as trading securities are classified as available-for-sale securities. Available-for-sale securities are initially recorded at cost and adjusted to their fair value. Any change in fair value during the period is excluded from earnings and recorded, net of tax, as a component of accumulated other comprehensive income (loss). Any decline in value of available-for-sale securities below cost that is considered to be "other than temporary" is recorded as a reduction of the cost basis of the security and is included in the statement of operations as a write down of the market value. During the year ended December 31, 2004, the Company recognized an "other than temporary" loss on its available for sale investments totaling $4,284,760.

Receivable Due on Research Contract
-----------------------------------

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. The Company does not accrue interest on overdue accounts receivable.

The allowance for doubtful accounts is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. As of December 31, 2004 and 2003, management believes all accounts receivable are collectible. Accordingly, no allowance for doubtful accounts is included in the accompanying consolidated balance sheets.

Property and Equipment
----------------------

Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

The Company depreciates its property and equipment using the straight-line method over the following estimated useful lives:

          Machinery                                      5 years
          Computer equipment                           3-5 years
          Office equipment                               5 years


--------------------------------------------------------------------------------

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For The Years Ended December 31, 2004, 2003 and 2002

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Long-Lived Assets
-----------------

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of December 31, 2004 and 2003, the Company does not believe there has been any impairment of its long-lived assets.

Intangible Assets
-----------------

Intangible assets consist of patents, license agreements and website design costs and are recorded at cost. Patents and license agreements are amortized over 17 years and website design costs are amortized over 5 years. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the carrying values of intangible assets are evaluated for impairment annually or whenever events or changes in circumstances indicate that the historical cost carrying value may no longer be appropriate. As of December 31, 2004 and 2003, the Company does not believe there has been any impairment of its intangible assets.

Income Taxes
------------

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

Convertible Debentures
----------------------

The Company's convertible debentures are recorded net of deferred financing costs. The Company records deferred financing costs in proportion to principal advances and amortizes them to interest expense over the life of the debentures on a straight-line basis, which approximates the effective interest method.






--------------------------------------------------------------------------------

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For The Years Ended December 31, 2004, 2003 and 2002

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Beneficial Conversion Feature
-----------------------------

The convertible feature of the Debenture (see Note 9) provides for a rate of conversion that is below market value. This feature is normally characterized as a beneficial conversion feature ("BCF"), which is recorded by the Company pursuant to the Emerging Issues Task Forces ("EITF") Issue No. 98-5 ("EITF 98-05"), "Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments."

Fair Value of Financial Instruments
-----------------------------------

The Company's financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, receivable from officer, accounts payable, accrued expenses, notes payable and convertible debentures. Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The Company cannot determine the estimated fair value of receivable from officer as the transaction originated with a related party and instruments similar to the convertible debentures could not be found. Other than these items, the Company considers the carrying values of its financial instruments in the financial statements to approximate their fair values.

Revenue Recognition
-------------------

The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectibility is probable. Sales are recorded net of sales discounts.

Substantially all of the Company's revenue is derived from the Company's contracts relating to the further development of the Electrochemical Fatigue Sensor ("EFS"). Revenue on the contracts is recognized at the time services are rendered. The Company bills monthly for services pursuant to these contracts at which time revenue is recognized for the period that the respective invoice relates. In October 2003, the Company entered into a contract to provide research services to a third party in connection with the application of the Company's EFS to detect stress on military vehicles. The contract expires in September 2005 and has an approved budget of $215,281. As of December 31, 2004, $74,936 has been billed on this contract. This gross amount includes out-of pocket expenses relating to third party engineering and other related costs.

All other revenue is reported in the period that the income is earned.




--------------------------------------------------------------------------------

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For The Years Ended December 31, 2004, 2003 and 2002

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

In the past, the Company has received research and development funding from various agencies of the U.S. government. U.S. government contracts are subject to government audits. Such audits could lead to inquiries from the government regarding the allowability of costs under U.S. government regulations and potential adjustments of contract revenues. To date, the Company has not been involved in any such audits.

Research and Development
------------------------

The Company expenses research and development costs as incurred.

Net Loss per Share
------------------

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the years ended December 31, 2004, 2003 and 2002, basic and diluted loss per share are the same. Since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 144,246,012, 103,824,713 and 13,538,217 in 2004, 2003 and 2002, respectively. Such amounts include shares potentially issuable pursuant to shares held in escrow (see Note 12), convertible debentures (see Note 9), and outstanding options and warrants (see Note 14) and convertible preferred stock.

Issuance of Stock for Non-Cash Consideration
--------------------------------------------

All issuances of the Company's stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares on the dates issued. In certain instances, the Company has discounted the values assigned to the issued shares for illiquidity and/or restrictions on resale (see Note 12).











--------------------------------------------------------------------------------

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For The Years Ended December 31, 2004, 2003 and 2002

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Stock-Based Compensation
------------------------

The Company accounts for stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--An amendment to SFAS No. 123." These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123 and 148, the cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the years ended December 31, 2004, 2003 and 2002, the Company recognized no compensation expense under SFAS No. 123 for options issued to employees.

Concentrations of Credit Risk
-----------------------------

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. From time-to-time, the Company's cash balances exceed the amount insured by the FDIC. Management believes the risk of loss of cash balances in excess of the insured limit to be low.

The Company's 2004 and 2003 revenues were generated from two customers and its 2002 revenues were generated from one customer.

Reclassifications
-----------------

Certain  amounts in December 31, 2003 and 2002  financial  statements  have been
reclassified  to  conform  with  the  December  31,  2004   presentation.   Such
reclassification had no effect on net loss as previously reported.

Recent Accounting Pronouncements
--------------------------------

In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 46R, "Consolidation of Variable Interest Entities." This statement requires that the assets, liabilities and results of the activities of variable interest entities be consolidated into the financial statements of the company that has a controlling financial interest. It also provides the framework for determining whether an entity should be consolidated based on voting interest or significant financial support provided to it. In general, for all entities that were previously considered special purpose entities, FIN 46R should be applied in periods ending after December 15, 2003. Otherwise, FIN 46R is applicable to all public entities for periods ending after March 15, 2004. The adoption of FIN 46R did not have a material impact on the Company's financial condition or results of operations.


--------------------------------------------------------------------------------

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For The Years Ended December 31, 2004, 2003 and 2002

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets, an amendment of APB Opinion 29, Accounting for Non-Monetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance." The provisions in SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company adopted this statement on January 1, 2005. The adoption of the statement should not cause a significant change in the current manner in which the Company accounts for its exchanges of non-monetary assets.

The FASB has issued SFAS No. 123R, "Share-Based Payment." The new rule requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement precludes the recognition of compensation expense under APB Opinion No. 25's intrinsic value method. Public entities will be required to apply Statement 123R in the first interim or annual reporting period that begins after June 15, 2005. Since the Company has been accounting for its share-based compensation under SFAS No. 123, management believes SFAS No. 123R should not have a significant impact on the way it accounts for its stock-based compensation.

NOTE 3 - INVESTMENTS
--------------------

Non-Marketable Securities
-------------------------

The  Company  owns  65,750   shares  of  Class  A  Common  Stock  of  Tensiodyne
Corporation. At December 31, 2004 and 2003, there was no market for these shares and the Company valued its interest at $0.

On January 1, 2003 the Company formed Integrated Metal Technologies, Inc., a Delaware corporation ("IMT"). The Company owns 51% of the outstanding shares of IMT and the remaining 49% of the outstanding shares are owned by Austin Tech, LLC, a Texas limited liability company. At the present time there is no activity in IMT, IMT has no assets or liabilities and the Company does not anticipate nor reasonably foresee any business activity in IMT in the near future. Accordingly, the Company has recorded its interest in IMT at $0.











--------------------------------------------------------------------------------

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For The Years Ended December 31, 2004, 2003 and 2002

================================================================================


NOTE 3 - INVESTMENTS, continued
-------------------------------

Marketable Securities
---------------------

On October 1, 2004, the Company consummated a Stock Purchase Agreement (the "Agreement") with Langley Park Investments, PLC ("Langley"), a corporation organized under the laws of England and Wales. The Langley shares are traded on the London Stock Exchange ("LSE"). Pursuant to the Agreement, the Company issued 8,666,666 shares of its common stock in exchange for 7,158,590 shares of Langley common stock. The number of Langley shares issued was based on the Company's shares having a value of $1.50 per share and the Langley shares having a value of one British Pound Sterling and the conversion rate of the British Pound Sterling to the U.S. Dollar in effect as of the close of business on the day preceding the closing date. The Company initially recorded the Langley shares at $12,973,513. This amount was determined by multiplying the number of Langley shares issued by the market value of the Langley shares of one British Pound Sterling and the applicable exchange rate. The Agreement further provides that of the Langley shares purchased, one half of the shares (3,579,295) are immediately saleable and the remaining half will be held in an escrow account for a period of two years. If, at the end of the two-year period, the shares of the Company do not have a market price of at least $1.50 per share, the Company will be required to return some or all of the Langley shares held in escrow, based on a formula as defined in the Agreement. However, if at the end of the two-year period, the market value of the Company's common stock exceeds $1.50 per share, the Langley shares will be released from escrow and transferred to the Company. At December 31, 2004, the Company's common stock closing price was in excess of $1.50 per share. For financial reporting purposes, the Company considers the 1,000,000 remaining saleable shares as shares held for trading and the 3,579,295 shares held in escrow as shares available for sale.

During 2004, the Company sold 2,579,295 of its Langley trading shares for net proceeds of $1,005,606 and recognized a loss on these sales of $3,668,850, which was charged to operations. The Company has also determined that $4,284,760 of the decline in the value of available for sale investments is other than temporary and therefore, included the decline in operations as a write-down.

As of December 31, 2004, the Company's investment in an open-end mutual fund approximated its cost of $700,000. The Company considers its investment in this account as being held for trading.

Investments in marketable securities as of December 31, 2004 are as follows:

     Trading securities:
         Cost                                                   $     2,512,300
         Unrealized loss                                             (1,523,310)
                                                                ----------------

              Fair value                                        $       988,990
                                                                ================




--------------------------------------------------------------------------------

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For The Years Ended December 31, 2004, 2003 and 2002

================================================================================


NOTE 3 - INVESTMENTS, continued
-------------------------------

Available-for-sale securities:
         Adjusted cost                                          $     2,201,996
         Unrealized loss                                             (1,167,616)
                                                                ----------------

              Fair value                                        $     1,034,380
                                                                ================

NOTE 4 - RECEIVABLE DUE ON RESEARCH CONTRACT
--------------------------------------------

Accounts receivable consist of amounts due under the Company's research and development contracts and consist of the following at December 31:

                                                  2004                2003
                                            ----------------    ----------------

     Accounts receivable                    $        15,895     $        28,004
     Less allowance for doubtful accounts                 -                   -
                                            ----------------    ----------------

                                            $        15,895     $        28,004
                                            ================    ================

NOTE 5 - PROPERTY AND EQUIPMENT
-------------------------------

The following is a summary of property and equipment at December 31:

                                                  2004                2003
                                            ----------------    ----------------

Office and computer equipment               $        24,818     $        24,142
Manufacturing equipment                             129,675             129,675
                                            ----------------    ----------------
                                                    154,493             153,817

Less accumulated depreciation                      (139,655)           (133,191)
                                            ----------------    ----------------

                                            $        14,838     $        20,626
                                            ================    ================

Depreciation charged to operations was $6,464, $7,023 and $4,667 for 2004, 2003 and 2002, respectively. The Company's equipment has been pledged as collateral on the agreement with Advanced Technology Center (see Note 11).









--------------------------------------------------------------------------------

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For The Years Ended December 31, 2004, 2003 and 2002

================================================================================


NOTE 6 - INTANGIBLE ASSETS
--------------------------

Intangible assets consist of the following at December 31:

                                      Period of
                                     Amortization              2004              2003
                                   ----------------    ----------------    ----------------

Patent costs                          17 years         $        28,494     $        28,494
License agreement (see Note 7)        17 years                   6,250               6,250
Website                                5 years                   5,200               5,200
                                                       ----------------    ----------------
                                                                39,944              39,944

Less accumulated amortization                                  (32,056)            (29,940)
                                                       ----------------    ----------------

                                                       $         7,888     $        10,004
                                                       ================    ================

Amortization charged to operations for 2004, 2003 and 2002 was $2,116, $2,116 and $3,080, respectively.

Estimated amortization expense for the next five years is as follows:

               2005                                               $      2,116
               2006                                                      1,856
               2007                                                      1,076
               2008                                                      1,076
               2009                                                      1,076

NOTE 7 - LICENSE AGREEMENT
--------------------------

The Company has entered into a license agreement with the University of Pennsylvania ("the University") for the development and marketing of EFS. EFS is designed to measure electrochemically the state of fatigue damage in a metal structural member. The Company is in the final stage of developing EFS.

Under the terms of the agreement, the Company issued to the University 13 shares of its common stock and a 5% royalty on sales of the product. The Company valued the license agreement at $6,250. The license terminates upon the expiration of the underlying patents, unless sooner terminated as provided in the agreement. The Company is amortizing the license over 17 years.

In addition to the license agreement, the Company also agreed to sponsor the development of EFS. Under the sponsorship agreement, the Company agreed to reimburse the University development costs totaling approximately $200,000, to be paid in 18 monthly installments of $11,112. Under the agreement, the Company reimbursed the University $10,000 in 1996 for the cost it incurred in the procurement and maintenance of its patents on EFS.


--------------------------------------------------------------------------------

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For The Years Ended December 31, 2004, 2003 and 2002

================================================================================


NOTE 7 - LICENSE AGREEMENT, continued
-------------------------------------

The Company and the University agreed to modify the terms of the license and sponsorship agreements and related obligation. The modification of the license agreement increased the University's royalty to 7% of the sale of related products and provided for the issuance of additional shares of the Company's common stock to equal 5% of the outstanding stock of the Company as of the effective date of the modification, subject to anti-dilution adjustments. The modification of the sponsorship agreement included paying the University 30% of any amounts raised by the Company in excess of $150,000 (excluding amounts received on government grants or contracts) up to the amount owing to the University.

The parties agreed that the balance owed on the sponsorship agreement was $200,000 and commencing June 30, 1997, the balance will accrue compound interest at a rate of 1.5% per month (19.6% effective annual rate) until maturity on December 16, 2001, when the loan balance and accrued interest became fully due and payable. In addition, the Company's president agreed to limit his compensation from the Company to $150,000 per year until the loan and accrued interest was fully paid. The obligation is currently in default. The Company continues to accrue interest under the terms of the agreement. Interest charged to operations for 2004, 2003 and 2002 relating to this obligation was $122,828, $139,272 and $76,078, respectively. The balance of the obligation (including accrued interest) at December 31, 2004 and 2003 was $760,831 and $638,003, respectively, and is reflected in Research and Development Sponsorship Payable in the accompanying consolidated balance sheets.

Pursuant to the anti-dilution provision of the sponsorship agreement, the Company was required to issue an additional 5,338 shares to the University through December 31, 2003. The Company has made no additional issuance of shares in 2004. The Company is currently in negotiations with the University regarding the default and other related matters.

NOTE 8 - NOTES PAYABLE
----------------------

On May 27, 1994, the Company borrowed $25,000 from a shareholder. The loan is evidenced by a promissory note bearing interest at major bank prime rate. The note is secured by the Company's patents and matured on May 31, 2002. The loan has not been paid and is now in default. As additional consideration for the loan, the Company granted to the shareholder a 1% royalty interest in the Fatigue Fuse and a 0.5% royalty interest in EFS (see Note 11). The balance due on this loan as of December 31, 2004 and 2003 was $51,892 and $50,438, respectively. Interest charged to operations for 2004, 2003 and 2002 was $1,623, $1,622 and $1,622, respectively. At the end of 2003, it was discovered that the Company had over accrued interest on the loan by $10,213, which was credited against interest in that year.








--------------------------------------------------------------------------------

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For The Years Ended December 31, 2004, 2003 and 2002

================================================================================


NOTE 8 - NOTES PAYABLE, continued
---------------------------------

In October 1996, the Company borrowed $25,000 from an unrelated third party. The loan bears interest at an annual rate of 11% and matured on October 15, 2000. The Company issued warrants to the lender for the purchase of 25 shares of the Company's common stock at a price of $1.00 per share. The loan balance as of December 31, 2004 and 2003 was $25,000 and $25,688, respectively. Interest charged to operations on this loan was $2,750 in 2004, 2003 and 2002. The Company did not pay any principal amounts due on this note when it matured on October 15, 2000 and the note is in default. In 2004, the Company issued the note holder 25,000 shares of its common stock as additional compensation for the failure to payoff the indebtedness. The shares are subject to a three-year lockup agreement and were valued at $59,500 and charged to interest expense (see
Note 12).

On April 28, 2003, the Company borrowed $10,000 from an unrelated third party. The loan is unsecured, non-interest bearing and due on demand.

NOTE 9 - CONVERTIBLE DEBENTURES
-------------------------------

On September 23, 2003, the Company entered into a Class A Senior Secured Convertible Debenture (the "Debenture") with Palisades Capital, LLC or its registered assigns ("Palisades"), pursuant to which Palisades has agreed to loan the Company up to $1,500,000. Under the Debenture, Palisades has the option, after March 30, 2004, to convert the principal amount of all monies loaned under the Debenture, together with accrued interest, into common stock of the Company at the lesser of (i) 50% of the average ten closing prices for the Company's common stock for the ten (10) trading days immediately preceding the conversion date or (ii) $0.10 (the lesser of the two being referred to as the "Conversion Price"). In the event Palisades loans the full $1,500,000 face amount of the debenture to the Company and subsequently elects to exercise its right to convert the debenture into the Company's common stock at a time when the conversion price is less than four cents per share, Palisades would receive at least fifty million (50,000,000) shares of common stock, resulting in a change in control of the Company. However, Mr. Bernstein, the Company's president, would still retain voting control as a result of his holding one hundred percent (100%) of the Class B common stock.

Since the Debenture allows Palisades to convert the outstanding principal amount into shares of the Company's common stock at a discount to fair value, the Company has recorded a BCF in the amount of $1,125,000 during 2004. The amount was recorded as a debt discount and is being amortized as interest expense over the life of the Debenture. Total interest expense related to the amortization of the discount was $326,161 and $0 for the years ended December 31, 2004 and 2003, respectively.

The Company's president entered into a voting agreement and irrevocable proxy, which provides that as of September 23, 2006, if an event of default (as defined in the Debenture) in favor of Palisades continues for a period of not less than 30 days, all Class B common stock which Mr. Bernstein owns of record, or becomes the owner of record in the future will be voted in accordance with the direction of Mr. Monty Freedman (affiliated with Palisades), or his designated successor. This loss of Mr. Bernstein's voting rights would affect a change in the voting control of the Company.


--------------------------------------------------------------------------------

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For The Years Ended December 31, 2004, 2003 and 2002

================================================================================


NOTE 9 - CONVERTIBLE DEBENTURES, continued
------------------------------------------

The Debenture bears interest at an annual rate of 10%, is secured by substantially all assets of the Company and matures on December 31, 2006, when all principal and accrued interest becomes payable. Advances to the Company totaled $785,000 and $340,000 during 2004 and 2003, respectively. The balance of the Debenture, including accrued interest, at December 31, 2004 and 2003 was $424,612 and $345,333 (net of unamortized discount of $798,839 and $0), respectively. Interest expense on the Debenture, excluding amortization of the discount, was $93,119 and $5,333 during 2004 and 2003, respectively.

NOTE 10 - INCOME TAXES
----------------------

The provision for income taxes consists of the following as of December 31:

                                                    2004                  2003              2002
                                              ----------------    ----------------    ----------------

         Current:
              Federal                         $             -     $             -     $             -
              State                                       800                 800                 800
                                              ----------------    ----------------    ----------------
                                                          800                 800                 800
                                              ----------------    ----------------    ----------------

         Deferred:
              Federal                               7,944,332             580,174           1,197,679
              State                                 2,253,784             166,628             340,472
                                              ----------------    ----------------    ----------------

         Less change in valuation allowance       (10,198,116)           (746,802)         (1,538,151)
                                              ----------------    ----------------    ----------------
                                                            -                   -                   -
                                              ----------------    ----------------    ----------------

                                              $           800     $           800     $           800
                                              ================    ================    ================

The components of the net deferred tax assets as of December 31 are as follows:

                                                  2004                2003
                                            ----------------    ----------------

     Deferred tax asset                     $    15,948,822     $     5,750,706
     Less valuation allowance                   (15,948,822)         (5,750,706)
                                            ----------------    ----------------

                                            $             -     $             -
                                            ================    ================

Deferred income taxes are provided for the tax effects of temporary differences in the reporting of income for financial statement and income tax reporting purposes and arise principally from net operating loss carryforwards and unrealized and "other than temporary" losses on marketable securities.




--------------------------------------------------------------------------------

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For The Years Ended December 31, 2004, 2003 and 2002

================================================================================


NOTE 10 - INCOME TAXES, continued
---------------------------------

The Company's effective tax rate differs from the federal and state statutory rates due to the valuation allowance recorded for the deferred tax asset due to unused net operating loss carryforwards. An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will materialize.

As of December 31, 2004, the Company has available net operating loss carryforwards of approximately $34,000,000 for federal and state purposes which expire in various years through 2024 and 2018 for federal and California purposes, respectively. The Company's use of its net operating losses may be restricted in future years due to the limitations pursuant to IRC Section 382 on changes in ownership.

NOTE 11 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Royalties
---------

On December 24, 1985, to provide funding for research and development of the Fatigue Fuse, the Company entered into various agreements with the Tensiodyne 1985-I R & D Partnership (the "Partnership.") These agreements were amended on October 9, 1989, and under the revised terms, obligated the Company to pay the Partnership a royalty of 10% of future gross sales. The Company's obligation to the Partnership is limited to the capital contributed to it by its partners of approximately $912,500 plus accrued interest.

On August 30, 1986, the Company entered into a funding agreement with the Advanced Technology Center ("ATC"), whereby ATC paid $45,000 to the Company for the purchase of a royalty of 3% of future gross sales and 6% of sublicense revenue. The royalty is limited to the $45,000 plus an 11% annual rate of return. At December 31, 2004, the future royalty commitment is approximately $310,000. The payment of future royalties is secured by equipment used by the Company in the development of technology as specified in the funding agreement.

On May 4, 1987, the Company entered into another funding agreement with ATC, whereby ATC provided $63,775 to the Company for the purchase of a royalty of 3% of future gross sales and 6% of sublicense revenues. The agreement was amended August 28, 1987, and as amended, the royalty cannot exceed the lesser of (1) the amount of the advance plus a 26% annual rate of return or, (2) total royalties earned for a term of 17 years. At December 31, 2004, the total future royalty commitments, including the accumulated 26% annual rate of return, were approximately $4,875,000. If the Company defaults on the agreement, then the obligation relating to this agreement becomes secured by the Company's patents, products, and accounts receivable that are related to the technology developed with the funding.






--------------------------------------------------------------------------------

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For The Years Ended December 31, 2004, 2003 and 2002

================================================================================


NOTE 11 - COMMITMENTS AND CONTINGENCIES, continued
--------------------------------------------------

In 1994, the Company issued to Variety Investments, Ltd. of Vancouver, Canada ("Variety") a 22.5% royalty interest on the Fatigue Fuse in consideration for the cash advances made to the Company by Variety. In December 1996, in exchange for the Company issuing 250 shares of its common stock to Variety, Variety reduced its royalty interest to 20%. In 1998, in exchange for the Company issuing 733 shares of its common stock to Variety, Variety reduced its royalty interest to 5%.

As discussed in Note 8, the Company granted a 1% royalty interest in the Company's Fatigue Fuse and a 0.5% royalty interest in EFS to a shareholder as partial consideration on a $25,000 loan made by the shareholder to the Company.

A summary of royalty interests that the Company has granted and are outstanding as of December 31, 2004 follows:

                                                     Fatigue Fuse        EFS
                                                    --------------   -----------

         Tensiodyne 1985-1 R&D Partnership              10.00% *          -
         Advanced Technology Center:
              Future gross sales                         6.00% *          -
              Sublicensing fees                         12.00% **         -
         Variety Investments, Ltd.                       5.00%            -
         University of Pennsylvania (see Note 7)
              Net sales of licensed products              -             7.00%
              Net sales of services                       -             2.50%
         Shareholder                                     1.00%          0.50%

*    Royalties limited to specific rates of return as discussed above.
** The Company granted 12% royalties on sales from sublicense. These royalties are also limited to specific rates of return as discussed above.

Through December 31, 2004, the Company owes no royalties under any agreements as sales of the products have not yet begun.

Operating Leases
----------------

The Company leases its existing office on a month-to-month basis. Rental expense charged to operations for the years ended December 31, 2004, 2003 and 2002 was $28,171, $28,176 and $28,176, which consisted solely of minimum rental payments.







--------------------------------------------------------------------------------

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For The Years Ended December 31, 2004, 2003 and 2002

================================================================================


NOTE 11 - COMMITMENTS AND CONTINGENCIES, continued
--------------------------------------------------

Straight Documentary Credit
---------------------------

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

Litigation
----------

In July 2002, the Company settled its pending lawsuit related to a contract dispute with Mr. Stephen Beck. Under the terms of the settlement, Mr. Beck received 1,000 shares of the Company's common stock. The shares to be issued are subject to anti-dilution provisions for a period of five years. The Company valued the shares issued to Mr. Beck at $40,000, the quoted price of the shares on date of issuance and charged the cost to operations. During 2002 and 2003, the Company issued Mr. Beck an additional 657 shares of common stock pursuant to the anti-dilutive provision of the settlement agreement. No additional shares were issued in 2004.

Mr. Beck has recently contacted the Company concerning an alleged breach of the above settlement. The Company believes that it has a counter claim against Mr. Beck for a breach of a consulting agreement. Currently negotiations regarding these matters are ongoing.

In addition, pursuant to an agreement with the attorneys who represented the Company in this matter, a contingent fee of $1,481,895 became due upon the settlement of the case. The balance of this obligation at September 23, 2003 (including accrued interest) was $1,583,128, and was assumed by seven investors in 2003 for 22,000,000 shares of the Company's common stock (see Note 12) and warrants to purchase an additional 30,000,000 shares at $0.10 (see Note 14). Interest charged to operations on this indebtedness was $63,962 and $37,271 in 2003 and 2002, respectively.

Stock Purchase Agreement
------------------------

In August 2004, the Company entered into a Stock Purchase Agreement with Seaside Investments, PLC ("Seaside"). The agreement obligates the Company to issue and sell 10,332,000 shares of its common stock to Seaside for a purchase price of $0.55 per share. The purchase price for the shares will be the issuance to the Company of 4,920,000 shares of Seaside, net of a 9.1% finder's fee. The agreement provides that 1,623,600 shares will be held in an escrow account and the balance of 3,296,400 shares will be saleable on the LSE. The shares of the Company will be restricted stock for a period of one year from the date of issuance. If the shares of the Company do not have a market price of at least $0.55 per share at the end of the restricted period, the Company will be required to return some or all of the Seaside shares based on a formula as defined in the agreement.



--------------------------------------------------------------------------------

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For The Years Ended December 31, 2004, 2003 and 2002

================================================================================


NOTE 11 - COMMITMENTS AND CONTINGENCIES, continued
--------------------------------------------------

The agreement is subject to a number of material conditions precedent before the obligation of any of the parties under the agreement matures. As of December 31, 2004, none of the conditions precedent were satisfied.

NOTE 12 - STOCKHOLDERS' EQUITY
------------------------------

Class A Common Stock
--------------------

The holders of the Company's Class A common stock are entitled to one vote per share of common stock held.

Class B Common Stock
--------------------

The holders of the Company's Class B common stock are not entitled to dividends, nor are they entitled to participate in any proceeds in the event of a liquidation of the Company. However, the holders are entitled to 2,000 votes for each share of Class B common stock held.

Class A Preferred Stock
-----------------------

The holders of the Class A convertible preferred stock have a liquidation preference of $720 per share. Such amounts shall be paid on all outstanding Class A preferred shares before any payment shall be made or any assets distributed to the holders of the common stock or any other stock of any other series or class ranking junior to the shares as to dividends or assets.

These shares are convertible to shares of the Company's Class A common stock at a conversion price of $0.72 ("initial conversion price") per share of Class A preferred stock that will be adjusted depending upon the occurrence of certain events. The holders of these preferred shares shall have the right to vote and cast that number of votes which the holder would have been entitled to cast had such holder converted the shares immediately prior to the record date for such vote. The holders of these shares shall participate in all dividends declared and paid with respect to the common stock to the same extent had such holder converted the shares immediately prior to the record date for such dividend.

Class B Preferred Stock
-----------------------

The Company has designated 15 shares of Class B preferred stock, of which no shares have been issued. Holders of class B preferred shares are entitled to a liquidation preference of $10,000 per share. Such amounts shall be paid on all outstanding Class B preferred shares before any payment shall be made or any assets distributed to the holders of common stock or of any other stock of any series or class junior to the shares as to dividends or assets, but junior to Class A preferred shareholders. Holders of Class B preferred shares are not entitled to any liquidation distributions in excess of $10,000 per share.



--------------------------------------------------------------------------------

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For The Years Ended December 31, 2004, 2003 and 2002

================================================================================


NOTE 12 - STOCKHOLDERS' EQUITY, continued
-----------------------------------------

The shares are redeemable by the holder or the Company at $10,000 per share. The holders of these shares shall have the right to vote at one vote per Class B preferred share and shall participate in all common stock dividends declared and paid according to a formula as defined in the series designation.

Class C Preferred Stock
-----------------------

The Class C preferred stock was offered as a unit. Each unit consisted of one share of the Company's Class C preferred stock, one Class A warrant and one Class B warrant. Each warrant entitles the holder to purchase one share of the Company's Class A common stock. Class A warrants expired one year after issuance and entitled the warrant holder the right to purchase one share of the Company's Class A common stock at a price set forth in the respective warrant, which was dependent on the date on which the unit was purchased. Exercise prices for the Class A common stock warrants ranged from $0.05 per share to the greater of $0.35 or 1.5 times the average bid price. Class B warrants expire two years after issuance and entitle the warrant holder the right to purchase one share of the Company's Class A common stock at a price set forth in the respective warrant, which is dependent on the date on which the unit was purchased. Exercise prices for the Class B common stock warrants range from $0.10 per share to the greater of $0.35 per share or 1.5 times the average bid price.

Each shareholder of Class C preferred stock is entitled to receive a cumulative dividend of 8% per annum for a period of two years. Dividends do not accrue or are payable except out of Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA"). At December 31, 2004, no dividends are payable to Class C preferred shareholders. Holders of the Class C preferred stock are junior to holders of the Company's Class A and B preferred stock, but hold a higher position than common and Class D preferred shareholders in terms of liquidation rights. Holders of Class C preferred stock have no voting rights. Holders of Class C preferred stock have the right to convert their shares to Class A common stock on a one-to-one basis.

The Company requires an approval of at least two-thirds of the holders of Class C preferred shareholders to alter or change their rights or privileges by way of a reverse stock split, reclassification, merger, consolidation or otherwise, so as to adversely affect the manner by which the shares of Class C preferred stock are converted into common shares.

During 2004, 2,700 shares of Class C preferred stock were converted into 2,700 shares of Class A common stock.









--------------------------------------------------------------------------------

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For The Years Ended December 31, 2004, 2003 and 2002

================================================================================


NOTE 12 - STOCKHOLDERS' EQUITY, continued
-----------------------------------------

Class D Preferred Stock
-----------------------

On December 29, 2003, certain shareholders exchanged 7,440,000 shares of common stock for 5,440,000 shares of Class D preferred stock. Holders of Class D preferred stock have a $0.001 liquidation preference, no voting rights and are junior to holders of all classes of preferred stock but senior to common shareholders in terms of liquidation rights. Class D preferred stockholders are entitled to dividends as declared by the Company's Board of Directors, which have not been declared as of December 31, 2004. Each share of Class D preferred stock is convertible at the holder's option into one share of the Company's Class A common stock.

During 2004, 3,520,000 shares of Class D preferred stock were converted into 3,520,000 shares of the Company's common stock.

Issued and Outstanding Common Shares
------------------------------------

From time to time, the Company issues its Class A common shares and holds the shares in escrow on behalf of another party until consummation of certain transactions. The following is a reconciliation of shares issued and outstanding as of December 31:

                                                          2004             2003
                                                     --------------   --------------

Issued shares                                          107,517,617       66,489,818
Less shares held in escrow:
  Shares held for Seaside stock purchase agreement
    (see Note 11)                                       (9,840,000)               -
  Shares held as finders' fee for Seaside stock
    purchase agreement (see Note 11)                      (492,000)               -
  Shares held as consideration for contemplated
    debt financing                                      (6,300,000)               -
  Shares held as collateral for contemplated debt
    financing                                           (4,200,000)               -
  Other                                                       (843)            (843)
                                                     --------------   --------------
                                                       (20,832,843)            (843)
                                                     --------------   --------------

Outstanding shares                                      86,684,774       66,488,975
                                                     ==============   ===============









--------------------------------------------------------------------------------

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For The Years Ended December 31, 2004, 2003 and 2002

================================================================================


NOTE 12 - STOCKHOLDERS' EQUITY, continued
-----------------------------------------

Class A Common Stock Issuances Involving Non-cash Consideration
---------------------------------------------------------------

2002
----

On January 11, 2002, the Company issued to a consultant 20 shares of its common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $3,200. On January 30, 2002, the Company issued to a consultant 15 shares of its common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $2,850. On February 13, 2002, the Company issued 4 shares of its common stock for clerical services rendered. These shares were valued at their quoted market price at date of issuance amounting to $760. On February 14, 2002, the Company issued to a consultant 400 shares of its common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $72,000. On March 4, 2002, the Company issued its executive assistant 25 shares of its common stock. These shares were valued at their quoted market price at date of issuance amounting to $6,750. Also on March 4, 2002, the Company issued to six individuals a total of 650 shares of its common stock for consulting services rendered. These shares were valued at their quoted market price at date of issuance amounting to $175,500. On March 15, 2002, the Company issued 150 shares of its common stock for consulting services rendered. These shares were valued at their quoted market price at date of issuance amounting to $37,500. On March 18, 2002, the Company issued 150 shares of its common stock for consulting services rendered. These shares were valued at their quoted market price at date of issuance amounting to $22,500. On March 19, 2002, the Company issued 125 shares of its common stock for legal services rendered. These shares were valued at their quoted market price at date of issuance amounting to $20,000. On April 2, 2002, the Company issued to two members of its advisory board a total of 470 shares of its common stock for consulting services rendered. These shares were valued at their quoted market price at date of issuance amounting to $65,789. On April 2, 2002, the Company issued its executive assistant 25 shares of its common stock. These shares were valued at their quoted market price at date of issuance amounting to $3,500. On April 4, 2002, the Company issued 120 shares of its common stock for legal services rendered. These shares were valued at their quoted market price at date of issuance amounting to $16,800. On April 4, 2002, the Company issued 4 shares its common stock for clerical services rendered. These shares were valued at their quoted market price at date of issuance amounting to $560. On April 10, 2002, the Company issued 42 shares of its common stock for legal services rendered. These shares were valued at their quoted market price at date of issuance amounting to $5,473. On April 12, 2002, the Company issued 105 shares of its common stock for legal services rendered. These shares were valued at their quoted market price at date of issuance amounting to $14,000. On April 25, 2002, the Company issued 550 shares of its common stock for consulting services rendered. These shares were valued at their quoted market price at date of issuance amounting to $49,500. On May 10, 2002, the Company issued 215 shares of its common stock for legal services rendered. These shares were valued at their quoted market price at date of issuance amounting to $32,250. On May 10, 2002, the Company issued 115 shares of its common stock for legal services rendered. These shares were valued at their quoted market price at date of issuance amounting to $17,250. On May 21, 2002, the Company issued 400 shares of its common stock for consulting services rendered. These shares were valued at their quoted market price at date of issuance amounting to $36,000.


--------------------------------------------------------------------------------

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For The Years Ended December 31, 2004, 2003 and 2002

================================================================================


NOTE 12 - STOCKHOLDERS' EQUITY, continued
-----------------------------------------

On May 22, 2002, the Company issued 1,000 shares of its common stock for legal services rendered. These shares were valued at their quoted market price at date of issuance amounting to $90,000. On June 5, 2002, the Company issued 150 shares of its common stock for consulting services rendered. These shares were valued at their quoted market price at date of issuance amounting to $9,000. On June 5, 2002, the Company issued 50 shares of its common stock for legal services rendered. These shares were valued at their quoted market price at date of issuance amounting to $3,000. On June 6, 2002, the Company issued 50 shares of its common stock for consulting services rendered. These shares were valued at their quoted market price at date of issuance amounting to $3,000. On July 3, 2002, the Company issued 1,000 shares of its common stock for legal services rendered. These shares were valued at their quoted market price at date of issuance amounting to $50,000. On July 3, 2002, the Company issued 250 shares of its common stock for consulting services rendered. These shares were valued at their quoted market price at date of issuance amounting to $12,500. On July 8, 2002, the Company issued 200 shares of its common stock for legal services rendered. These shares were valued at their quoted market price at date of issuance amounting to $8,000. On July 8, 2002, the Company issued 200 shares of its common stock for consulting services rendered. These shares were valued at their quoted market price at date of issuance amounting to $8,000. On July 26, 2002, the Company issued 1,000 shares of its common stock to Stephen Beck in settlement of the lawsuit he filed against the Company for alleged compensation due him. These shares were valued at their quoted market price at date of issuance amounting to $40,000. On August 5, 2002, the Company issued 1,000 shares of its common stock to an employee for services rendered in connection with the development of the fatigue fuse. These shares were valued at their quoted market price at date of issuance amounting to $40,000. On August 5, 2002, the Company issued 1,230 shares of its common stock for legal services. These shares were valued at their quoted market price at date of issuance amounting to $49,200. On August 14, 2002, the Company issued 1,000 shares of its common stock for legal services. These shares were valued at their quoted market price at date of issuance amounting to $40,000. On August 29, 2002, the Company issued 1,000 shares of its common stock for legal services. These shares were valued at their quoted market price at date of issuance amounting to $30,000. On September 5, 2002, the Company issued 300 shares of its common stock for consulting services rendered. These shares were valued at their quoted market price at date of issuance amounting to $6,000. On September 5, 2002, the Company issued 75 shares of its common stock for legal services. These shares were valued at their quoted market price at date of issuance amounting to $1,500. On September 10, 2002, the Company issued 2,000 shares of its common stock for consulting services. These shares were valued at their quoted market price at date of issuance amounting to $60,000. On September 11, 2002, the Company issued 1,000 shares of its common stock for legal services. These shares were valued at their quoted market price at date of issuance amounting to $20,000. On September 12, 2002, the Company issued 2,500 shares of its common stock for legal services. These shares were valued at their quoted market price at date of issuance amounting to $50,000. On October 7, 2002, the Company issued 2,500 shares of its common stock for consulting services. These shares were valued at their quoted market price at date of issuance amounting to $75,000. On October 9, 2002, the Company issued to its executive assistant 50 shares of its common stock. These shares were valued at their quoted market price at date of issuance amounting to $1,500. On October 29, 2002, the Company issued 250 shares of its common stock for consulting services. These shares were valued at their quoted market price


--------------------------------------------------------------------------------

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For The Years Ended December 31, 2004, 2003 and 2002

================================================================================


NOTE 12 - STOCKHOLDERS' EQUITY, continued
-----------------------------------------

at date of issuance amounting to $5,000. On December 6, 2002, the Company issued 650 shares of its common stock for consulting services. These shares were valued at their quoted market price at date of issuance amounting to $19,500. On December 6, 2002, the Company issued 250 shares of its common stock for legal services. These shares were valued at their quoted market price at date of issuance amounting to $7,500. On December 16, 2002, the Company issued 1,000 shares of its common stock to a member of the Company's advisory board. These shares were valued at their quoted market price at date of issuance amounting to $30,000. On December 17, 2002, the Company issued 1,000 shares of its common stock for legal services. These shares were valued at their quoted market price at date of issuance amounting to $30,000. On December 18, 2002, the Company issued 13,000 shares of its common stock to its president for past compensation due him. These shares were valued at their quoted market price at date of issuance amounting to $260,000.

The value assigned to shares issued for services were charged to operations. Shares issued for legal services included services rendered in connection with the Beck matter as discussed and preparation of the Company's registration statement. During 2002, the Company issued 2,042 shares of its common stock as additional consideration in connection with the Company's Regulation S offering. In addition, the Company issued 200,000 shares of the Company's Class B common stock to it president in consideration for the relinquishment of his total interest in the Company's patents. The value assigned to those cancelled shares was $48,250 and was credited against operations. The Company also issued 1,397 shares of its Class A common stock to Mr. Stephen Beck pursuant to the anti-dilution provisions of the settlement agreement. During 2002, the Company cancelled 1,322 shares originally issued to Mr. Bernstein pursuant to the Stock Escrow/Grant Agreement.

2003
----

On January 6, 2003, the Company issued 500 shares of its common stock for consulting services. The shares were valued at their quoted market price at date of issuance amounting to $10,000. On January 8, 2003, the Company issued 3,000 shares of its common stock for legal services in connection with its aborted S-B registration statement. The shares were valued at their quoted market price at date of issuance amounting to $60,000. On January 24, 2003, the Company issued 313 shares of its common stock for consulting services. The shares were valued at their quoted market price at date of issuance amounting to $6,250. On March 4, 2003, the Company issued 1,500 shares of its common stock for legal services in connection with its aborted S-B registration statement. The shares were valued at their quoted market price at date of issuance amounting to $15,000. On March 11, 2003, the Company issued 1,500 shares of its common stock for legal services in connection with its aborted S-B registration statement. The shares were valued at their quoted market price at date of issuance amounting to $30,000. On March 11, 2003, the Company issued 300 shares of its common stock for consulting services. The shares were valued at their quoted market price at date of issuance amounting to $6,000. On March 26, 2003, the Company issued 250 shares of its common stock for consulting services in connection with the Company's research and development efforts. The shares were valued at their quoted market price at date of issuance amounting to $5,000. On April 15, 2003, the Company issued 250 shares of its common stock for consulting services. The shares were valued at their quoted market price at date of issuance amounting to


--------------------------------------------------------------------------------

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For The Years Ended December 31, 2004, 2003 and 2002

================================================================================


NOTE 12 - STOCKHOLDERS' EQUITY, continued
-----------------------------------------

$2,500. On April 15, 2003, the Company issued 1,000 shares of its common stock each to Messrs. Goodman and Berks for consulting services in connection with the Company's research and development efforts. The shares were valued at their quoted market price at date of issuance amounting to $20,000. On April 21, 2003, the Company issued 500 shares of its common stock to one of its advisory board members for services rendered. The shares were valued their quoted market price at date of issuance amounting to $5,000. On April 21, 2003, the Company issued 171 shares of its common stock for consulting services. The shares were valued at their quoted market price at date of issuance amounting to $1,711. On May 20, 2003, the Company issued 150 shares of its common stock for consulting services. The shares were valued at their quoted market price at date of issuance amounting to $1,500. On May 27, 2003, the Company issued 2,000 shares of its common stock for consulting services. The shares were valued at their quoted market price at date of issuance amounting to $20,000. On May 30, 2003, the Company issued 500 shares of its common stock for consulting services. The shares were valued at their quoted market price at date of issuance amounting to $5,000. On June 10, 2003, the Company issued 1,650 shares for legal services. The shares were valued at their quoted market price at date of issuance amounting to $16,500. On June 12, 2003, the Company issued 1,000 shares to an attorney firm as settlement for all amounts due. The shares were valued at their quoted market price at date of issuance amounting to $10,000. On June 20, 2003, the Company issued 2,000 shares of its common stock to Mr. William Berks for consulting services in connection with the Company's research and development efforts. The shares were valued at their quoted market price at date of issuance amounting to $20,000. On September 23, 2003, the Company issued to its president 32,000,000 shares of its common stock pursuant to an Accord, Satisfaction and Mutual Release in which Mr. Bernstein released all claims against the Company that arose prior to September 24, 2003, including past services rendered in excess of compensation paid. The shares are subject to a three-year lock up agreement and were valued at $320,000, per the terms of the agreement. In addition, the Company issued its president 5,000,000 shares of common stock in exchange for a $50,000 promissory note. The shares are subject to a three-year lock up agreement and were valued in accordance with the price determined in the Accord, Satisfaction and Mutual Release. On September 26, 2003, the Company issued 2,000,000 shares of its common stock for services rendered. The shares were discounted for illiquidity and restrictions on resale, subject to a three-year lock up agreement, and were valued at the amount invoiced for the services rendered amounting to $10,500. On September 23, 2003, the Company issued 22,000,000 shares of common stock in consideration for the assumption of the obligation due by the Company to two attorneys in the amount of $1,583,128. On September 29, 2003, the Company issued 5,760,000 shares of its common stock for services rendered. The shares are subject to a three-year lock-up agreement and were valued at the amount invoiced for the services rendered of $240,000. On December 17, 2003, the Company issued 3,750 shares of its common stock for services rendered. The shares were valued at their quoted market price at date of issuance amounting to $9,375.








--------------------------------------------------------------------------------

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For The Years Ended December 31, 2004, 2003 and 2002

================================================================================


NOTE 12 - STOCKHOLDERS' EQUITY, continued
-----------------------------------------

Also during 2003, the Company issued 7,006,479 shares in connection with its Regulation S offering. The shares were discounted for illiquidity and restrictions on resale and were valued at $131,695, which was netted against the proceeds received from the related offerings. Also during the year, the Company issued 260 shares of its common stock to Mr. Beck and 4,242 shares to the University of Pennsylvania. On December 29, 2003, certain shareholders cancelled 7,440,000 shares of common stock in exchange for receiving 5,440,000 shares of Class D preferred stock.

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

2004
----

On January 7, 2004, the Company issued its administrative assistant 25,000 shares of its common stock for services rendered. These shares are subject to a three-year lockup agreement and were valued at 70% of their quoted market price at date of issuance amounting to $48,125. On February 11, 2004, the Company cancelled 250,000 shares of its Class D preferred stock in exchange for issuing 250,000 shares of its common stock. On February 12, 2004, the Company issued to two consultants a total of 550,000 shares of its common stock for services rendered. These shares are subject to a three-year lockup agreement and were valued at 70% of their quoted market price at date of issuance amounting to $1,135,750. On February 12, 2004, the Company issued its outside accountant 25,000 shares of its common stock as payment on past due invoices. These shares are subject to a three-year lockup agreement and were valued at the amount of indebtedness cancelled of $25,000. On March 8, 2004, the Company cancelled 200,000 shares of its Class D preferred stock in exchange for 200,000 shares of its common stock. On March 16, 2004, the Company issued to a consultant 25,000 shares of its common stock for services rendered. These shares are subject to a three-year lockup agreement and were valued at 70% of their quoted market price at date of issuance amounting to $53,550. On March 26, 2004, the Company issued to a consultant 25,000 shares of its common stock for services rendered. These shares are subject to a three-year lockup agreement and were valued at 70% of their quoted market price at date of issuance amounting to $55,125. On April 23, 2004, the Company cancelled 250,000 shares of its Class D preferred stock in exchange for 250,000 shares of its common stock. On May 12, 2004, the Company issued 25,000 shares of its common stock to a note holder as additional consideration for its delay in paying off the principal balance owed (see Note
8). These shares are subject to a three-year lockup agreement and were valued at 70% of their quoted market price at date of issuance amounting to $59,500. On May 13, 2004, the Company cancelled 250,000 shares of its Class D preferred stock in exchange for 250,000 shares of its common stock. On May 25, 2004, the Company issued to a consultant 10,000 shares of its common stock for services rendered. These shares are subject to a three-year lockup agreement and were valued at 70% of their quoted market price at date of issuance amounting to $24,150. On June 1, 2004, the Company cancelled 2,700 shares of its Class C preferred stock in exchange for 2,700 shares of its common stock. On June 18, 2004, the Company issued to a consultant 120,000 shares of its common stock for services rendered. These shares are subject to a three-year lockup agreement and


--------------------------------------------------------------------------------

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For The Years Ended December 31, 2004, 2003 and 2002

================================================================================


NOTE 12 - STOCKHOLDERS' EQUITY, continued
-----------------------------------------

were valued at 70% of their quoted market price at date of issuance amounting to $285,600. On June 30, 2004, the Company issued an attorney 50,000 shares of its common stock as payment on past due invoices. The shares issued are subject to a three-year lockup agreement and were valued at the indebtedness cancelled of $39,467. On June 30, 2004, the Company issued to a consultant 3,000 shares of its common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $10,200. On July 27, 2004, the Company issued 1,000,000 of its common stock to Mr. William Berks, the Company's vice-president, for services rendered. These shares are subject to a three-year lockup agreement and were valued at 70% of their quoted market price at date of issuance amounting to $2,380,000. On July 27, 2004, the Company issued to a consultant 300 shares of its common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $1,020. On August 9, 2004, the Company issued to a consultant 1,800 shares of its common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $6,120. On August 16, 2004, the Company issued 1,000 shares of its common stock in connection with its Regulation S offering. These shares were valued at their quoted market price at date of issuance amounting to $3,400. On August 16, 2004, the Company issued three consultants a total of 599,000 shares of its common stock for services rendered. These shares are subject to a three-year lockup agreement and were valued at 70% of their quoted market price at date of issuance amounting to $1,341,760. On August 24, 2004, the Company issued to two consultants a total of 5,600 shares of its common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $18,200. On September 2, 2004, the Company issued 7,500 shares of its common stock to Mr. William Berks, the Company's vice-president, for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $24,000. On September 28, 2004, the Company issued its outside accountant 1,000 shares of its common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $3,020. On October 1, 2004, the Company issued 8,666,666 shares of its common stock in exchange for 7,158,590 shares of Langley Park Investments, PLC. The shares issued were valued at the market price of the shares received of $12,973,513. On October 1, 2004, the Company issued to a consultant 36,923 shares of its common stock for services rendered. These shares are subject to a three-year lockup agreement and were valued at 70% of their quoted market price at date of issuance amounting to $78,572. On October 1, 2004, the Company issued to a consultant 1,000 shares of its common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $2,128. On October 6, 2004, the Company issued to a consultant 200,000 shares of its common stock for services rendered. These shares are subject to a three-year lockup agreement and were valued at 70% of their quoted market price at date of issuance amounting to $425,600. On October 13, 2004, the Company cancelled 2,570,000 shares of its Class D preferred stock for 2,570,000 shares of its common stock. On October 15, 2004, the Company issued Joel Freedman, a director and corporate officer, 2,260,000 shares of its common stock for services rendered. These shares are subject to a two-year lockup agreement and were valued at 80% of their quoted market price at date of issuance amounting to $4,972,000. On October 15, 2004, the Company issued John Goodman, a director and corporate officer, 1,500,000 shares of its common stock for services rendered. These shares are subject to a two-year lockup agreement and were valued at 80% of their quoted market price at date of issuance amounting to $2,760,000. On October 25, 2004, the Company


--------------------------------------------------------------------------------

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For The Years Ended December 31, 2004, 2003 and 2002

================================================================================


NOTE 12 - STOCKHOLDERS' EQUITY, continued
-----------------------------------------

issued 100,000 shares of its common stock to its outside accountant for services rendered. These shares are subject to a three-year lockup agreement and were valued at 70% of their quoted market price at date of issuance amounting to $210,000. On November 22, 2004, the Company issued its administrative assistant 25,000 shares of its common stock for services rendered. These shares are subject to a three-year lockup agreement and were valued at 70% of their quoted market price at date of issuance amounting to $39,375. On November 29, 2004, the Company issued an additional 24,800 shares of its common stock to certain shareholders in connection with its Regulation S Offering at no additional consideration than what these shareholders previously paid for the original shares issued. On December 17, 2004, the Company issued to two consultants a total of 175,000 shares of its common stock for services rendered. These shares are subject to a two-year lockup agreement and were valued at 80% of their quoted market price at date of issuance amounting to $315,000.

The value assigned to shares issued for services were charged to operations.

NOTE 13 - RELATED PARTY TRANSACTIONS
------------------------------------

During 1993, Mr. Bernstein, the Company's president, exercised warrants to purchase six shares of the Company's common stock. Pursuant to the resolution on April 12, 1993, adjusting the per share amount from $10.00 to $2.50, Mr. Bernstein paid $60 and executed a five-year, non-interest bearing note to the Company for $14,940. The note is non-recourse and secured only by the shares purchased. The promissory note was extended to 2003. In December 2003, Mr.
Bernstein returned the six shares to the Company in exchange for the cancellation of the note.

On May 25, 2000, the Company issued its president 4,650 shares its common stock in exchange for $4,650 and a $1,855,350 non-recourse promissory note bearing interest at an annual rate of 8%. On the same day, the Company issued 350 shares its common stock to its secretary in exchange for $350 and a $139,650 non-recourse promissory note bearing interest at an annual rate of 8%. Both notes mature on May 25, 2005, when the principal and accrued interest becomes fully due and payable. At the date of issuance, the Company valued the shares at $0.40 per share.

In June 2001, the Company's Board of Directors authorized the reduction in the amount owed by the president and a director on non-recourse promissory notes referred to above to $460,350 and $34,650, respectively. The reduction was due to the substantial reduction in the market value of the Company's stock. The $1,500,000 reduction was charged to general and administrative expense as compensation to the president. In December 2003, the president and secretary returned the 5,000 shares of common stock to the Company in exchange for the cancellation of the notes and accrued interest due totaling $755,093.








--------------------------------------------------------------------------------

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For The Years Ended December 31, 2004, 2003 and 2002

================================================================================


NOTE 13 - RELATED PARTY TRANSACTIONS, continued
-----------------------------------------------

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

Upon the exercise by certain holders of Company options or warrants or upon the need by the Company, in the sole discretion of the Board, to issue common stock to certain individuals or entities, the number of shares required for issuance to these holders will be returned from escrow by the president thereby reducing the number of shares he holds. The shares held in escrow are non-transferable and will be granted to the Company's president only upon the exercise or expiration of all of the options and warrants, the direction of the Board, in its sole discretion, or the mutual agreement by the president and the Board of Directors to terminate the agreement. The Company valued these shares at par. Upon the actual grant of the remaining shares to the president, the shares issued will be valued at their market value when issued and charged to operations as compensation. As of August 31, 2003, 2,222 of these shares were issued to an unrelated third party at which time the Company's Board of Directors eliminated the escrow that granted full rights and interest to the Company's president of the remaining 1,962 shares. The Company treated the vesting of the shares as additional compensation to Mr. Bernstein and valued the shares released from escrow at the market value of the shares on the date the escrow terminated of $19,617.

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

During 2002, the Company made advances to its president amounting to $34,826. The outstanding amount due from the president as of December 31, 2002 is $76,109. The amount of interest credited to operations in 2002 was $6,682.

During 2003, the Company issued 32,000,000 shares of its common stock and 300,000 shares of Class B common stock to its president for past services rendered and full release of all claims against the Company. The common shares issued are subject to a three-year lock up agreement and the value assigned to the shares issued were discounted for illiquidity and restrictions on resale at date of issuance amounting to $320,000, per the Accord, Satisfaction and Mutual Release.



--------------------------------------------------------------------------------

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For The Years Ended December 31, 2004, 2003 and 2002

================================================================================


NOTE 13 - RELATED PARTY TRANSACTIONS, continued
-----------------------------------------------

During 2003, the Company issued 5,000,000 shares of its common stock in consideration for a promissory note. The value assigned to shares and the related promissory note was discounted for illiquidity and restrictions on resale amounting to $50,000. The note bears interest at an annual rate of 6% and matures on September 26, 2006, when the $50,000 plus accrued interest becomes fully due. The balance of the note as of December 31, 2003 amounted to $51,096. Interest of $1,096 was credited to operations during 2003.

The outstanding amount due from the president as of December 31, 2003 was $83,940. The amount of interest credited to operations for 2003 totaled $7,831.

During 2004, the Company paid its president $196,000 of the accrued compensation the Company owed him. Mr. Bernstein paid down the loan balance he owed the Company by $97,450. The remaining balance due from him at December 31, 2004 was $1,950. Interest credited to operations on this loan for 2004 amounted to $8,460.

The balance on the stock subscription due from the Company's president at December 31, 2004 totaled $55,096. Interest credited to operations on this receivable for 2004 amounted to $4,000.

During 2004, the Company issued 4,767,500 shares of its common stock to three directors as compensation for services. The Company valued the shares at the quoted market price at date of issuance less discounts due to limitations on the transferability of the shares. The aggregate value was $10,136,000.

NOTE 14 - STOCK-BASED COMPENSATION PLANS
----------------------------------------

Stock Options
-------------

The Company has three stock option plans: The 1998 Stock Plan ("the 1998 Plan"), the 2002 Stock Issuance/Stock Plan ("the 2002 Plan") and the 2003 Stock Option, SAR and Stock Bonus Consultant Plan ("the 2003 Plan").

In September 1998, the Company adopted the 1998 Plan and reserved 800,000 shares of its common stock for grant under the plan. Eligible participants include employees, advisors, consultants, and officers who provide services to the Company. The option price is 100% of the fair market value of a share of common stock at either the date of grant or such other day as the as the Board may determine. During 2004, 2003 and 2002, there were no options granted under the 1998 Plan. The 1998 Plan expires upon the earlier of all reserved shares being granted or September 10, 2008.






--------------------------------------------------------------------------------

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For The Years Ended December 31, 2004, 2003 and 2002

================================================================================


NOTE 14 - STOCK-BASED COMPENSATION PLANS, continued
---------------------------------------------------

In February 2002, the Company adopted the 2002 Plan and reserved 20,000,000 shares of its common stock for grant under the plan. Eligible plan participants include employees, advisors, consultants, and officers who provide services to the Company. The option price is 100% of the fair market value of a share of common stock at either the date of grant or such other day as the Board may determine. During 2002, the Company granted options to acquire 13,475,000 shares of the Company's common stock that expired in 2003. There were no options granted under the 2002 Plan in 2004 or 2003. The 2002 Plan expires upon the earlier of all reserved shares being awarded or December 31, 2007.

In September 2003, the Company adopted the 2003 Plan and reserved and 10,000,000 shares of its common stock for grant. Eligible plan participants include independent consultants. The option price shall be no less than 85% of the fair market value of a share of common stock at date of grant. During 2004 and 2003, there were no options granted under the 2003 Plan. The 2003 Plan expires upon the earlier of all reserved shares being granted or September 23, 2006.

The Company also has agreements with two consultants whereby the Company will grant options to purchase shares of its common stock upon the Company increasing its annual revenue by $5 million in any fiscal year over its revenues in 2002. The collective number of shares to be issued will give the two consultants a fifteen percent interest in the outstanding shares of the Company's common stock. No grants have been made pursuant to these agreements as the Company has not achieved the required revenues. The agreements expire in March 2008.

























--------------------------------------------------------------------------------

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For The Years Ended December 31, 2004, 2003 and 2002

================================================================================


NOTE 14 - STOCK-BASED COMPENSATION PLANS, continued
---------------------------------------------------

The following is a summary of the various plans' activities:

                                    1998 Stock Plan             2002 Stock Plan             2003 Stock Plan
                               -------------------------   -------------------------   -------------------------
                                               Weighted                    Weighted                    Weighted
                                               Average                     Average                     Average
                                Number of      Exercise     Number of      Exercise     Number of      Exercise
                                  Shares        Price         Shares        Price         Shares        Price
                               ------------   ----------   ------------   ----------   ------------   ----------

Outstanding January 1, 2002        275,000    $    0.60              -    $       -              -    $        -
   Granted                               -            -     13,475,000         0.06              -             -
   Exercised                             -            -              -            -              -             -
   Forfeited                      (275,000)        0.60              -            -              -             -
   Cancelled                             -            -              -            -              -             -
                               ------------   ----------   ------------   ----------   ------------   ----------

Outstanding December 31, 2002            -            -     13,475,000         0.06              -             -
   Granted                               -            -              -            -              -             -
   Exercised                             -            -              -            -              -             -
   Forfeited                             -            -    (13,475,000)       (0.06)             -             -
   Cancelled                             -            -              -            -              -             -
                               ------------   ----------   ------------   ----------   ------------   ----------

Outstanding December 31, 2003            -            -              -            -              -             -
   Granted                               -            -              -            -              -             -
   Exercised                             -            -              -            -              -             -
   Forfeited                             -            -              -            -              -             -
   Cancelled                             -            -              -            -              -             -
                               ------------   ----------   ------------   ----------   ------------   ----------

Outstanding December 31, 2004            -    $       -              -    $       -              -    $        -
                               ============   ==========   ============   ==========   ============   ===========

In determining the fair value of the options granted during the respective years, the Black-Scholes Option Pricing Model was used with the following assumptions determined:

                                      2004      2003      2002
                                      ----      ----      ----

Risk free interest rate                n/a       n/a         4%
Expected life                          n/a       n/a      1.5 years
Expected volatility                    n/a       n/a        34%

Stock Warrants
--------------

As a condition to enter into the Debenture (see Note 9), Palisades required the Company to settle its legal obligation of $1,583,128 to two attorneys. In 2003, the Company issued 22,000,000 shares of common stock and warrants to acquire up to 30,000,000 shares of common stock for $0.10 per share to seven investors in settlement of the $1,583,128 obligation (see Note 11). The warrants contain a provision limiting the exercise of the warrants to a number of shares that do not exceed an amount that would cause the holder of each such warrant to beneficially own 4.99% of the outstanding common stock of the Company. In addition, the warrants are granted only in proportion to the amount ultimately funded under the Debenture as a percentage of the $1,500,000 face value and expire December 31, 2010. At December 31, 2004, 22,500,000 of these warrants have been granted and are exercisable.


--------------------------------------------------------------------------------

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For The Years Ended December 31, 2004, 2003 and 2002

================================================================================


NOTE 14 - STOCK-BASED COMPENSATION PLANS, continued
---------------------------------------------------

A schedule of warrants outstanding as of December 31 is as follows:

                                                                            Weighted Average
                                                        Weighted Average        Remaining
                                  Number of Warrants     Exercise Price     Contractual Life
                                  ------------------    ----------------    ----------------

Outstanding January 1, 2002                       -     $             -
   Granted                                        -                   -
   Exercised                                      -                   -
   Expired                                        -                   -
                                  ------------------    ----------------

Outstanding, December 31, 2002                    -                   -
   Granted                               22,532,075                0.10
   Exercised                                (12,850)              (0.50)
   Expired                                   (9,200)              (0.50)
                                  ------------------    ----------------

Outstanding, December 31, 2003           22,510,025                0.10         7 years
   Granted                                        -                   -
   Exercised                                 (3,300)              (0.50)
   Cancelled                                      -                   -
                                  ------------------    ----------------

Outstanding, December 31, 2004           22,506,725     $          0.10         6 years
                                  ==================    ================

NOTE 15 - SUBSEQUENT EVENTS
---------------------------

On January 11, 2005, the Company issued 500,000 shares of its common stock to a consultant as compensation for services. The shares were valued at their quoted market price at date of issuance amounting to $1,125,000.

On January 31, 2005, the Company issued 400,000 shares of its common stock to two consultants as compensation for services, subject to a thirty-month lock-up. The shares were valued at 75% of their quoted market price at date of issuance amounting to $495,000.

On February 17, 2005, the Company issued 750 shares to an individual as reimbursement for fraudulent shares he purchased from an unrelated third party. The shares were valued at their quoted market price at date of issuance amounting to $1,388.

On March 3, 2005, the Company issued 2,000 shares upon exercise of a warrant at $0.50 per share.

On March 10, 2005, the Company issued 75,000 shares to a consultant as compensation for services, subject to a two-year lockup. The shares were valued at 80% of their quoted market price at date of issuance amounting to $90,000.


--------------------------------------------------------------------------------

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For The Years Ended December 31, 2004, 2003 and 2002

================================================================================


NOTE 15 - SUBSEQUENT EVENTS, continued
--------------------------------------

On March 10, 2005, the Company sold its remaining saleable 1,000,000 shares of Langley common stock for proceeds of $285,516.












































--------------------------------------------------------------------------------