Form 10-Q
period 2005-03-31
MATERIAL TECHNOLOGIES INC /CA/
filed 2005-05-09
CIK 1036668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                                    ---------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2005

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
     For the transition period from         to
                                   --------   --------

33-23617
--------
(Commission file number)

Material Technologies, Inc.
---------------------------
(Exact name of issuer as specified in its charter)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2005:
Class A Common Stock - 88,162,524 shares outstanding
Class B Common Stock - 600,000 shares outstanding

                                      INDEX
                                      -----




                                                                          Page
                                                                         ------

Part 1. Financial Information

     Item 1. Financial Statements

          Consolidated Balance Sheets as of March 31, 2005
          (Unaudited) and December 31, 2004                            F-1 - F-2

          Consolidated Statements of Operations for the Three
          Months Ended March 31, 2005 and 2004 and From The
          Company's Inception (October 21, 1983) Through March
          31, 2005 (Unaudited)                                               F-3

          Consolidated Statements of Comprehensive Loss for the
          Three Months Ended March 31, 2005 and 2004 and From The
          Company's Inception (October 21, 1983) Through March
          31, 2005 (Unaudited)                                               F-4

          Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 2005 and 2004 and From The
          Company's Inception (October 21, 1983) Through March
          31, 2005 (Unaudited)                                         F-5 - F-6

          Notes to Consolidated Financial Statements                  F-7 - F-26

     Item 2. Management's Discussion and Analysis                              1

     Item 3. Quantitative and Qualitative Disclosures about
     Market Risk                                                               3

     Item 4. Controls and Procedures                                           3

Part 2. Other Information

     Item 2. Changes in Securities                                             4

Part 1.  Financial Information
------------------------------


Item 1.  Financial Statements
-----------------------------

                                                                                        MATERIAL TECHNOLOGIES, INC.
                                                                                      (A DEVELOPMENT STAGE COMPANY)

                                                                                        CONSOLIDATED BALANCE SHEETS

===================================================================================================================

                                                                                  March 31,          December 31,
ASSETS                                                                               2005                2004
                                                                               ----------------    ----------------
                                                                                 (Unaudited)
Current assets:
   Cash and cash equivalents                                                   $       364,109     $       100,800
   Investments in marketable securities held for trading                               186,400             988,990
   Certificates of deposit                                                             200,248                   -
   Receivable due on research contract                                                  16,613              15,895
   Receivable from officer                                                               1,998               1,950
                                                                               ----------------    ----------------

      Total current assets                                                             769,368           1,107,635
                                                                               ----------------    ----------------

Investments in marketable securities available for sale                                993,534           1,034,380
Property and equipment, net                                                             15,899              14,838
Intangible assets, net                                                                   7,359               7,888
Deposit                                                                                  2,348               2,348
                                                                               ----------------    ----------------

      Total Assets                                                             $     1,788,508     $     2,167,089
                                                                               ================    ================





































Continued...



                                                                                        MATERIAL TECHNOLOGIES, INC.
                                                                                      (A DEVELOPMENT STAGE COMPANY)

                                                                            CONSOLIDATED BALANCE SHEETS - CONTINUED

===================================================================================================================

                                                                                  March 31,          December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                 2005                2004
                                                                               ----------------    ----------------
                                                                                 (Unaudited)
Current liabilities:
   Accounts payable and accrued expenses                                       $       297,364     $       344,702
   Research and development sponsorship payable                                        795,068             760,831
   Notes payable                                                                        87,298              86,892
                                                                               ----------------    ----------------

      Total current liabilities                                                      1,179,730           1,192,425

Convertible debentures, net of discount of $698,985 and $798,839,
   respectively                                                                        554,634             424,612
                                                                               ----------------    ----------------

      Total liabilities                                                              1,734,364           1,617,037
                                                                               ----------------    ----------------

Minority interest in consolidated subsidiary                                               825                 825
                                                                               ----------------    ----------------

Commitments and contingencies

Stockholders' equity:
   Class A preferred stock - $.001 par value; liquidation preference of $720 per share; 350,000 shares authorized; 337 shares issued
     and outstanding at March 31, 2005 and December 31, 2004                                 -                   -
   Class B preferred stock - $.001 par value; liquidation preference of
     $10,000 per share; 15 shares authorized; 0 shares issued and
     outstanding at March 31, 2005 and December 31, 2004                                     -                   -
   Class C preferred stock - $.001 par value; liquidation preference of
     $0.001 per share; 25,000,000 shares authorized; 1,517
     shares issued and outstanding at March 31, 2005 and December 31, 2004                   1                   1
   Class D preferred stock - $.001 par value; liquidation preference of
     $0.001 per share; 20,000,000 shares authorized; 1,420,000 and
     1,920,000 shares issued and outstanding at March 31, 2005 and
     December 31, 2004, respectively                                                     1,420               1,920
   Class A common stock - $.001 par value; 1,699,400,000 shares authorized;
     108,995,367 and 107,517,617 shares issued, 88,162,524 and 86,684,774
     shares outstanding at March 31, 2005 and December 31, 2004, respectively           88,163              86,685
   Class B common stock - $.001 par value; 600,000 shares authorized, issued
     and outstanding at March 31, 2005 and December 31, 2004                               600                 600
   Additional paid-in capital                                                       42,942,241          41,717,219
   Deficit accumulated during the development stage                                (41,714,551)        (40,034,486)
   Notes receivable - common stock                                                     (56,093)            (55,096)
   Accumulated other comprehensive loss                                             (1,208,462)         (1,167,616)
                                                                               ----------------    ----------------

      Total stockholders' equity                                                        53,319             549,227
                                                                               ----------------    ----------------

      Total Liabilities and Stockholder's Equity                               $     1,788,508     $     2,167,089
                                                                               ================    ================









                 See accompanying notes to the consolidated financial statements

                                                                                      MATERIAL TECHNOLOGIES, INC.
                                                                                    (A DEVELOPMENT STAGE COMPANY)

                                                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                      (UNAUDITED)
=================================================================================================================


                                                                                                  From Inception
                                                                                                (October 21, 1983)
                                                             Three Months Ended March 31,            Through
                                                          -----------------------------------       March 31,
                                                                2005               2004                2005
                                                          ----------------   ----------------    ----------------
                                                                                (Restated)
Revenues:
   Research and development                               $        18,308    $        67,270     $     5,231,601
   Other                                                                -                  -             274,125
                                                          ----------------   ----------------    ----------------

      Total revenues                                               18,308             67,270           5,505,726
                                                          ----------------   ----------------    ----------------

Costs and expenses:
   Research and development                                     1,212,182            161,586          14,078,009
   General and administrative                                     321,562          1,523,769          22,317,864
                                                          ----------------   ----------------    ----------------

      Total costs and expenses                                  1,533,744          1,685,355          36,395,873
                                                          ----------------   ----------------    ----------------

      Loss from operations                                     (1,515,436)        (1,618,085)        (30,890,147)
                                                          ----------------   ----------------    ----------------

Other income (expense):
   Net realized and unrealized losses on
     marketable securities held for trading                        (3,499)                 -          (5,195,659)
   Other-than-temporary write-down of marketable
     securities available for sale                                      -                  -          (4,284,760)
   Interest expense                                              (165,353)           (83,225)         (1,412,556)
   Interest income                                                  5,023              3,090             359,761
   Loss on settlement of indebtedness                                   -                  -            (244,790)
   Loss on abandonment of interest in joint venture                     -                  -             (33,000)
                                                          ----------------   ----------------    ----------------

      Other expense, net                                         (163,829)           (80,135)        (10,811,004)
                                                          ----------------   ----------------    ----------------

Loss before provision for income taxes                         (1,679,265)        (1,698,220)        (41,701,151)

Provision for income taxes                                            800                800              13,400
                                                          ----------------   ----------------    ----------------

      Net loss                                            $    (1,680,065)   $    (1,699,020)    $   (41,714,551)
                                                          ================   ================    ================

Per share data:
   Basic and diluted net loss per share                   $         (0.02)   $         (0.03)
                                                          ================   ================
   Weighted average Class A common shares
     outstanding (basic and diluted)                           87,216,240         67,006,008
                                                          ================   ================









                 See accompanying notes to the consolidated financial statements

                                                                                      MATERIAL TECHNOLOGIES, INC.
                                                                                    (A DEVELOPMENT STAGE COMPANY)

                                                                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                                                                                      (UNAUDITED)
==================================================================================================================


                                                                                                  From Inception
                                                                                                (October 21, 1983)
                                                             Three Months Ended March 31,            Through
                                                          -----------------------------------       March 31,
                                                                2005               2004                2005
                                                          ----------------   ----------------    ----------------
                                                                                (Restated)

Net loss                                                  $    (1,680,065)   $    (1,699,020)    $   (41,714,551)

Other comprehensive loss:
   Decrease in market value of securities
     available for sale                                           (40,846)                 -          (1,208,462)
                                                          ----------------   ----------------    ----------------

Net comprehensive loss                                    $    (1,720,911)   $    (1,699,020)    $   (42,923,013)
                                                          ================   ================    ================









































                 See accompanying notes to the consolidated financial statements

                                                                                            MATERIAL TECHNOLOGIES, INC.
                                                                                          (A DEVELOPMENT STAGE COMPANY)

                                                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                            (UNAUDITED)
=======================================================================================================================


                                                                                                        From Inception
                                                                                                      (October 21, 1983)
                                                                   Three Months Ended March 31,            Through
                                                                -----------------------------------       March 31,
                                                                      2005               2004                2005
                                                                ----------------   ----------------    ----------------
                                                                                      (Restated)

Cash flows from operating activities:
   Net loss                                                     $    (1,680,065)   $    (1,699,020)    $   (41,714,551)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Issuance of common stock for services                           1,225,000          1,292,550          22,677,956
      Net realized and unrealized losses on marketable
       securities held for trading                                        3,499                  -           5,195,659
      Other-than-temporary write-down of marketable
        securities available for sale                                         -                  -           4,284,760
      Legal fees incurred for note payable                                    -                  -           1,456,142
      Accrued interest expense added to principal                        64,811             44,966             869,227
      Amortization of discount on convertible debentures                 99,854             37,572             426,015
      Accrued interest income added to principal                         (1,045)            (3,090)           (300,674)
      Loss on settlement of indebtedness                                      -                  -             244,790
      Depreciation and amortization                                       2,066              2,107             205,397
      Other non-cash adjustments                                              -                  -            (107,722)
      Increase in receivable due on research contract                      (718)            (6,303)            (66,941)
      Decrease in prepaid expenses and other current assets                   -              1,188                   -
      Increase in deposits                                                    -                  -              (2,348)
      (Decrease) increase in accounts payable and
        accrued expenses                                                (47,338)           (64,501)          1,173,643
                                                                ----------------   ----------------    ----------------

   Net cash used in operating activities                               (333,936)          (394,531)         (5,658,647)
                                                                ----------------   ----------------    ----------------

Cash flows from investing activities:
   Proceeds from sale of securities                                     802,498                  -           2,291,706
   Purchase of securities                                              (203,655)                 -          (1,193,661)
   Payment received on officer loans                                          -                  -             876,255
   Funds advanced to officers                                                 -                  -            (549,379)
   Purchase of property and equipment                                    (2,598)                 -            (269,746)
   Investment in joint ventures                                               -                  -            (102,069)
   Proceeds from foreclosure                                                  -                  -              44,450
   Proceeds from sale of equipment                                            -                  -              10,250
   Payment for license agreement                                              -                  -              (6,250)
                                                                ----------------   ----------------    ----------------

   Net cash provided by investing activities                            596,245                  -           1,101,556
                                                                ----------------   ----------------    ----------------












Continued ...



                                                                                            MATERIAL TECHNOLOGIES, INC.
                                                                                          (A DEVELOPMENT STAGE COMPANY)

                                                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                            (UNAUDITED)
=======================================================================================================================


                                                                                                        From Inception
                                                                                                      (October 21, 1983)
                                                                   Three Months Ended March 31,            Through
                                                                -----------------------------------       March 31,
                                                                      2005               2004                2005
                                                                ----------------   ----------------    ----------------
                                                                                      (Restated)

Cash flows from financing activities:
   Proceeds from sale of common stock                                     1,000                  -           3,341,858
   Proceeds from convertible debentures and other
     notes payable                                                            -            375,000           1,307,069
   Proceeds from sale of preferred stock                                      -                  -             473,005
   Costs incurred in offerings                                                -                  -            (468,201)
   Capital contributions                                                      -                  -             301,068
   Repurchase of common stock for
     cancellation                                                             -                  -             (28,599)
   Payment on proposed reorganization                                         -                  -              (5,000)
                                                                ----------------   ----------------    ----------------

   Net cash provided by financing activities                              1,000            375,000           4,921,200
                                                                ----------------   ----------------    ----------------

Net change in cash and cash equivalents                                 263,309            (19,531)            364,109

Cash and cash equivalents, beginning of period                          100,800             47,664                   -
                                                                ----------------   ----------------    ----------------

Cash and cash equivalents, end of period                        $       364,109    $        28,133     $       364,109
                                                                ================   ================    ================


Supplemental disclosure of cash flow information:

   Interest paid during the period                              $           688    $           688
                                                                ================   ================
   Income taxes paid during the period                          $           800    $           800
                                                                ================   ================

Supplemental disclosure of non-cash investing and financing activities:

2005
----

The Company issued 975,750 shares of its Class A common stock as compensation valued at $1,225,000.

The Company issued 500,000 shares of its Class A common stock through the conversion of 500,000 shares of Class D preferred stock.

2004
----

The Company issued 450,000 shares of its Class A common stock through the conversion of 450,000 shares of its Class D preferred stock.

The Company issued 625,000 shares of its Class A common stock in as compensation valued at $1,292,550.

The Company issued 25,000 shares of its Class A common stock in settlement of accounting fees payable of $25,000.

See accompanying notes to the consolidated financial statements for additional non-cash investing and financing activities.






                 See accompanying notes to the consolidated financial statements

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              For The Three Months Ended March 31, 2005 and 2004

================================================================================


NOTE 1 - BASIS OF PRESENTATION AND ORGANIZATION
-----------------------------------------------

Basis of Presentation
---------------------

The accompanying interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2004.

Restatement of March 31, 2004 Net Loss
--------------------------------------

The accompanying statement of operations for the three months ended March 31, 2004 has been restated to reflect amortization of the discount on the Company's convertible debenture as of December 31, 2004 (see Note 6) and to properly reflect the value of certain shares granted to consultants during the three months ended March 31, 2004.

A reconciliation of the restated net loss for the three months ended March 31, 2004 is as follows:

     Net loss as originally reported                             $     (922,098)
     Issuance of common stock for services                             (739,350)
     Amortization of discount on convertible debenture                  (37,572)
                                                                 ---------------

         Net loss as restated                                    $   (1,699,020)
                                                                 ===============

      Net loss per share:
         As originally reported                                  $        (0.01)
         Adjustment for increased expense                                 (0.02)
                                                                 ---------------

         As restated                                             $        (0.03)
                                                                 ===============

In addition, the accompanying statement of cash flows for the three months ended March 31, 2004 has been restated to reflect the above adjustments.

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              For The Three Months Ended March 31, 2005 and 2004

================================================================================


NOTE 1 - BASIS OF PRESENTATION AND ORGANIZATION, continued
----------------------------------------------------------

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

Going Concern
-------------

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (October 21, 1983). In addition, the Company has used substantial amounts of working capital in its operations. Further, at March 31, 2005, current liabilities exceed current assets by approximately $410,000 and the deficit accumulated during the development stage amounted to approximately $42,000,000.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its future operations. The Company has entered into a $215,000 contract to provide research services over a two-year period, of which approximately $138,000 is still available to be collected. During 2005, the Company netted approximately $600,000 from sale of marketable securities. At March 31, 2005, the Company has approximately $364,000 of cash and cash equivalents and $387,000 of marketable securities held for trading and certificates of deposit. Management believes that these sources of funds and current liquid assets will allow the Company to continue as a going concern through the end of 2005. Management of the Company will need to raise additional debt and/or equity capital to finance future activities beyond 2005. However, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods' operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              For The Three Months Ended March 31, 2005 and 2004

================================================================================


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

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the fair value of marketable securities. Accordingly, actual results could differ from those estimates.

Marketable Securities
---------------------

Marketable securities purchased with the intent of selling them in the near term are classified as trading securities. Trading securities are initially recorded at cost and are adjusted to their fair value, with the change in fair value during the period included in earnings as unrealized gains or losses. Realized gains or losses on dispositions are based upon the net proceeds and the adjusted book value of the securities sold, using the specific identification method, and are recorded as realized gains or losses in the consolidated statement of operations. Securities that are not classified as trading securities are classified as available-for-sale securities. Available-for-sale securities are initially recorded at cost and adjusted to their fair value. Any change in fair value during the period is excluded from earnings and recorded, net of tax, as a component of accumulated other comprehensive income (loss). Any decline in value of available-for-sale securities below cost that is considered to be "other than temporary" is recorded as a reduction of the cost basis of the security and is included in the statement of operations as a write down of the market value.

Long-Lived Assets
-----------------

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of March 31, 2005, the Company does not believe there has been any impairment of its long-lived assets.

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              For The Three Months Ended March 31, 2005 and 2004

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Intangible Assets
-----------------

Intangible assets consist of patents, license agreements and website design costs and are recorded at cost. Patents and license agreements are amortized over 17 years and website design costs are amortized over 5 years. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the carrying values of intangible assets are evaluated for impairment annually or whenever events or changes in circumstances indicate that the historical cost carrying value may no longer be appropriate. As of March 31, 2005, the Company does not believe there has been any impairment of its intangible assets.

Beneficial Conversion Feature
-----------------------------

The convertible feature of the Debentures (see Note 6) provides for a rate of conversion that is below market value. This feature is normally characterized as a beneficial conversion feature ("BCF"), which is recorded by the Company pursuant to Emerging Issues Task Forces ("EITF") Issue No. 98-5 ("EITF 98-05"), "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments."

Convertible Debentures
----------------------

The Company's convertible debentures are recorded net of the debt discount related to the BCF (see Note 6). The Company records the debt discount in proportion to principal advances and amortizes the discount to interest expense over the life of the debentures on a straight-line basis, which approximates the effective interest method.

Fair Value of Financial Instruments
-----------------------------------

The Company's financial instruments consist of cash and cash equivalents, investments in certificate of deposits with terms longer then three-months, marketable securities, accounts receivable, receivable from officer, accounts payable and accrued expenses, notes payable and convertible debentures. Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The Company cannot determine the estimated fair value of receivable from officer as the transaction originated with a related party and instruments similar to the convertible debentures could not be found. Other than these items, the Company considers the carrying values of its financial instruments in the financial statements to approximate their fair values.

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              For The Three Months Ended March 31, 2005 and 2004

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

Substantially all of the Company's revenue is derived from the Company's contracts relating to the further development of the Electrochemical Fatigue Sensor ("EFS"). Revenue on the contracts is recognized at the time services are rendered. The Company bills monthly for services pursuant to these contracts at which time revenue is recognized for the period that the respective invoice relates. In October 2003, the Company entered into a contract to provide research services to a third party in connection with the application of the Company's EFS to detect stress on military vehicles. The contract expires in September 2005 and has an approved budget of $215,281. As of March 31, 2005, $93,244 has been billed on this contract. This gross amount includes out-of-pocket expenses relating to third party engineering and other related costs.

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

Net Loss per Share
------------------

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the quarters ended March 31, 2005 and 2004, basic and diluted loss per share are the same, since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 140,453,819 and 80,638,323 in 2005 and 2004, respectively. Such amounts include shares potentially issuable pursuant to shares held in escrow (see Note 8), convertible debentures (see Note 6), convertible preferred stock (see Note 8) and outstanding options and warrants.

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              For The Three Months Ended March 31, 2005 and 2004

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Issuance of Stock for Non-Cash Consideration
--------------------------------------------

All issuances of the Company's stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares on the dates issued. In certain instances, the Company has discounted the values assigned to the issued shares for illiquidity and/or restrictions on resale (see Note 8).

Stock-Based Compensation
------------------------

The Company accounts for stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--An amendment to SFAS No. 123." These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123 and 148, the cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the quarters ended March 31, 2005 and 2004, the Company recognized no compensation expense under SFAS No. 123 for options issued to employees as no options were granted to employees during these periods.

Concentrations of Credit Risk
-----------------------------

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. From time-to-time, the Company's cash balances exceed the amount insured by the FDIC. Management believes the risk of loss of cash balances in excess of the insured limit to be low.

The Company's 2005 and 2004 revenues were generated from one and two customers, respectively.

Reclassifications
-----------------

Certain   amounts  in  the  March  31,  2004  financial   statements  have  been
reclassified   to  conform   with  the  March  31,   2005   presentation.   Such
reclassifications had no effect on net loss as previously reported, except as disclosed in Note 1 above.

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              For The Three Months Ended March 31, 2005 and 2004

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets, an amendment of APB Opinion 29, Accounting for Non-Monetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance." The provisions in SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company adopted this statement on January 1, 2005. The adoption of the statement did result in a significant change in the current manner in which the Company accounts for its exchanges of non-monetary assets.

The FASB has issued SFAS No. 123R, "Share-Based Payment." The new rule requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement precludes the recognition of compensation expense under APB Opinion No. 25's intrinsic value method. Public entities will be required to apply Statement 123R in the first annual reporting period that begins after June 15, 2005. Since the Company has been accounting for its share-based compensation under SFAS No. 123, management believes SFAS No. 123R should not have a significant impact on the way it accounts for its stock-based compensation.

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              For The Three Months Ended March 31, 2005 and 2004

================================================================================


NOTE 3 - INVESTMENTS
--------------------

On October 1, 2004, the Company consummated a Stock Purchase Agreement (the "Agreement") with Langley Park Investments, PLC ("Langley"), a corporation organized under the laws of England and Wales. The Langley shares are traded on the London Stock Exchange ("LSE"). Pursuant to the Agreement, the Company issued 8,666,666 shares of its common stock in exchange for 7,158,590 shares of Langley common stock. The number of Langley shares issued was based on the Company's shares having a value of $1.50 per share and the Langley shares having a value of one British Pound Sterling per share and the conversion rate of the British Pound Sterling to the U.S. Dollar in effect as of the close of business on the day preceding the closing date. The Company initially recorded the Langley shares at $12,973,513. This amount was determined by multiplying the number of Langley shares issued by the market value of the Langley shares of one British Pound Sterling and the applicable exchange rate. The Agreement further provides that of the Langley shares purchased, one half of the shares (3,579,295) are immediately saleable and the remaining half will be held in an escrow account for a period of two years. For financial reporting purposes, the Company considers the 3,579,295 shares held in escrow as shares available for sale. If, at the end of the two-year period, the shares of the Company do not have a market price greater than or equal to $1.50, the Company will be required to sell back some or all of the Langley shares held in escrow, based on a formula as defined in the Agreement. However, if at the end of the two-year period, the market value of the Company's common stock equals or exceeds $1.50, the Langley shares will be released from escrow and transferred to the Company. At March 31, 2005, the Company's common stock closing price was less than $1.50. Based upon the formula in the Agreement, the Company would be obligated to offer to sell back approximately 119,000 of the escrow shares to Langley at a nominal price. As of March 31, 2005, the Company recorded an unrealized loss related to these shares of $40,846 in other comprehensive loss.

During 2004, the Company sold 2,579,295 of its Langley trading shares for net proceeds of $1,005,606 and recognized a loss on these sales of $3,668,850, which was charged to operations. The Company has also determined that $4,284,760 of the decline in the value of available-for-sale investments is other than temporary and therefore, included the decline in operations as a write-down. The Company charged the $1,167,616 decline in market value of the Langley trading shares that was considered temporary at December 31, 2004 to other comprehensive loss.

During the quarter ended March 31, 2005, the Company sold its currently saleable shares for $281,861 and recognized a loss from the sale totaling $3,474.

As of March 31, 2005, the Company's investment in an open-end mutual fund approximated its cost of $186,400. The Company considers its investment in this account as being held for trading. During the quarter ended March 31, 2005, the Company sold 516,982 shares for $516,982 and recognized a net loss on the transaction totaling $25, which was charged to operations and paid $3,655 for new investments.

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              For The Three Months Ended March 31, 2005 and 2004

================================================================================


NOTE 3 - INVESTMENTS, continued
-------------------------------

Investments in marketable securities as of March 31, 2005 are as follows:

     Trading securities:
         Cost                                                   $      186,400
         Unrealized loss                                                     -
                                                                ---------------

         Fair value                                             $      186,400
                                                                ===============

     Available-for-sale securities:
         Adjusted cost                                          $    2,201,996
         Unrealized loss                                            (1,208,462)
                                                                ---------------

         Fair value                                             $      993,534
                                                                ===============

In addition, during the three-months ended March 31, 2005, the Company invested $200,000 in certificates of deposits with two different financial institutions. The certificates of deposit mature in September 2005 and bear interest at 3 percent per annum. The balance of these investments including accrued interest at March 31, 2005 totaled $200,248.

NOTE 4 - LICENSE AGREEMENT
--------------------------

The Company has entered into a license agreement with the University of Pennsylvania ("the University") for the development and marketing of EFS. EFS is designed to measure electrochemically the state of fatigue damage in a metal structural member. The Company is in the final stage of developing EFS.

Under the terms of the agreement, the Company issued to the University 13 shares of its common stock, and a 5% royalty on sales of the product. The Company valued the license agreement at $6,250. The license terminates upon the expiration of the underlying patents, unless sooner terminated as provided in the agreement. The Company is amortizing the license over 17 years.

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

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              For The Three Months Ended March 31, 2005 and 2004

================================================================================


NOTE 4 - LICENSE AGREEMENT, continued
-------------------------------------

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

The parties agreed that the balance owed on the sponsorship agreement was $200,000 and commencing June 30, 1997, the balance will accrue compound interest at a rate of 1.5% per month (19.6% effective annual rate) until maturity on December 16, 2001, when the loan balance and accrued interest became fully due and payable. In addition, the Company's president agreed to limit his compensation from the Company to $150,000 per year until the loan and accrued interest was fully paid. The obligation is currently in default. The Company continues to accrue interest under the terms of the agreement. Interest charged to operations for the three-months ended March 31, 2005 and 2004 relating to this obligation was $34,237 and $28,710, respectively. The balance of the obligation (including accrued interest) at March 31, 2005 and December 31, 2004 was $795,068 and $760,831, respectively, and is reflected in Research and Development Sponsorship Payable in the accompanying consolidated balance sheets.

Pursuant to the anti-dilution provision of the sponsorship agreement, the Company was required to issue an additional 5,338 shares to the University through December 31, 2003. The Company has made no additional issuance of shares in 2005 or 2004. The Company is currently in negotiations with the University regarding the default and other related matters.

NOTE 5 - NOTES PAYABLE
----------------------

On May 27, 1994, the Company borrowed $25,000 from a shareholder. The loan is evidenced by a promissory note bearing interest at major bank prime rate. The note is secured by the Company's patents and matured on May 31, 2002. The loan has not been paid and is now in default. As additional consideration for the loan, the Company granted to the shareholder a 1% royalty interest in the Fatigue Fuse and a 0.5% royalty interest in EFS (see Note 7). The balance due on this loan as of March 31, 2005 and December 31, 2004 was $52,298 and $51,892, respectively. Interest charged to operations for the quarters ended March 31, 2005 and 2004 was $406.

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              For The Three Months Ended March 31, 2005 and 2004

================================================================================


NOTE 5 - NOTES PAYABLE, continued
---------------------------------

In October 1996, the Company borrowed $25,000 from an unrelated third party. The loan bears interest at an annual rate of 11% and matured on October 15, 2000. The Company issued warrants to the lender for the purchase of 25 shares of the Company's common stock at a price of $1.00 per share. The loan balance as of March 31, 2005 and December 31, 2004 was $25,000 and $25,000, respectively. Interest charged to operations on this loan was $688 for the three months ended March 31, 2005 and 2004. The Company did not pay any principal amounts due on this note when it matured on October 15, 2000 and the note is in default. In 2004, the Company issued the note holder 25,000 shares of its common stock as additional compensation for the failure to payoff the indebtedness. The shares are subject to a three-year lockup agreement and were valued at $59,500 and charged to interest expense in 2004.

On April 28, 2003, the Company borrowed $10,000 from an unrelated third party. The loan is unsecured, non-interest bearing and due on demand.

NOTE 6 - CONVERTIBLE DEBENTURES
-------------------------------

On September 23, 2003, the Company entered into a Class A Secured Convertible Debenture (the "Debentures") with Palisades Capital, LLC or its registered assigns ("Palisades"), pursuant to which Palisades has agreed to loan the Company up to $1,500,000. On December 1, 2003, after Palisades had funded $240,000 of the original Debenture, the Company entered into additional Class A Secured Convertible Debentures with two additional investors, pursuant to which such investors would loan the Company up to $650,000 each, and the Company agreed with Palisades that Palisades would not make additional advances under the Debenture. At March 31, 2005, the Company has received a total of $1,125,000 under the Debentures.

Under the Debentures, each holder has to option to convert the principal amount of all monies loaned under the Debenture, together with accrued interest, into common stock of the Company at the lesser of (i) 50% of the average ten closing prices for the Company's common stock for the ten days immediately preceding the conversion date or (ii) $0.10 (the lesser of the two being referred to as the "Conversion Price.") In the event the holders of the three Debentures loan at least $1,500,000 to the Company and subsequently elect to exercise their right to convert the Debentures into the Company's common stock at a time when the conversion price is less than six cents per share, the three holders would receive at least 50 million shares of common stock, resulting in a change in control of the Company. However, Mr. Bernstein, the Company's president, would still retain voting control as a result of his holding 100 percent of the Company's Class B common stock. In addition, the Debentures provide that in the event the conversion price is less than $0.10 per share when the holder elects to convert, the Company would have the right, at any time during the 75 days following the date of the holder's notice of conversion, to prepay all or a portion of the Debenture that has been requested to be converted and the Company would therefore not be required to issue the conversion shares.

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              For The Three Months Ended March 31, 2005 and 2004

================================================================================


NOTE 6 - CONVERTIBLE DEBENTURES, continued
------------------------------------------

Since the Debentures allow the holders to convert the outstanding principal amount into shares of the Company's common stock at a discount to fair value, the Company has recorded a BCF in the amount of $1,125,000 during 2004. The amount was recorded as a debt discount and is being amortized as interest expense over the life of the Debentures. Total interest expense related to the amortization of the discount was $99,855 and $37,572 for the quarters ended March 31, 2005 and 2004, respectively.

The Company's president entered into a voting agreement and irrevocable proxy, which provides that as of September 23, 2006, if an event of default (as defined in the Debentures) continues for a period of not less than 30 days, all Class B common stock which Mr. Bernstein owns of record, or becomes the owner of record in the future will be voted in accordance with the direction of Mr. Monty Freedman or his designated successor. This loss of Mr. Bernstein's voting rights would affect a change in the voting control of the Company.

The Debentures bear interest at an annual rate of 10%, are secured by substantially all assets of the Company and mature on December 31, 2006, when all principal and accrued interest becomes payable. Advances to the Company totaled $0 and $375,000 during the three-months ended March 31, 2005 and 2004, respectively. The balance of the Debentures, including accrued interest, at March 31, 2005 and December 31, 2004 was $554,634 and $424,612 (net of
unamortized discount of $698,985 and $798,839, respectively). Interest expense on the Debentures, excluding amortization of the discount, was $30,167 and $11,918 during the three months ended March 31, 2005 and 2004, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

On August 30, 1986, the Company entered into a funding agreement with the Advanced Technology Center ("ATC"), whereby ATC paid $45,000 to the Company for the purchase of a royalty of 3% of future gross sales and 6% of sublicense revenue. The royalty is limited to the $45,000 plus an 11% annual rate of return. At December 31, 2004, the future royalty commitment was approximately $310,000. The payment of future royalties is secured by equipment used by the Company in the development of technology as specified in the funding agreement.

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              For The Three Months Ended March 31, 2005 and 2004

================================================================================


NOTE 7 - COMMITMENTS AND CONTINGENCIES, continued
-------------------------------------------------

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

A summary of royalty interests that the Company has granted and are outstanding as of March 31, 2005 follows:

                                                   Fatigue Fuse          EFS
                                                 ----------------     ---------

     Tensiodyne 1985-1 R&D Partnership                10.00% *             -
     Advanced Technology Center:
          Future gross sales                           6.00% *             -
          Sublicensing fees                           12.00% **            -
     Variety Investments, Ltd.                         5.00%               -
     University of Pennsylvania (see Note 7)
          Net sales of licensed products                 -               7.00%
          Net sales of services                          -               2.50%
     Shareholder                                       1.00%             0.50%

* Royalties limited to specific rates of return as discussed above.
** The Company granted 12% royalties on sales from sublicense. These royalties are also limited to specific rates of return as discussed above.

Through March 31, 2005, the Company owes no royalties under any agreements as sales of the products have not yet begun.

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              For The Three Months Ended March 31, 2005 and 2004

================================================================================


NOTE 7 - COMMITMENTS AND CONTINGENCIES, continued
-------------------------------------------------

Litigation
----------

In July 2002, the Company settled its pending lawsuit related to a contract dispute with Mr. Stephen Beck. Under the terms of the settlement, Mr. Beck received 1,000 shares of the Company's common stock. The shares to be issued are subject to anti-dilution provisions for a period of 18 months. The Company valued the shares issued to Mr. Beck at $40,000, the quoted price of the shares on date of issuance and charged the cost to operations. During 2002 and 2003, the Company issued Mr. Beck an additional 657 shares of common stock pursuant to the anti-dilutive provision of the settlement agreement. No additional shares were issued in 2004 or 2005.

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

The agreement is subject to a number of material conditions precedent before the obligation of any of the parties under the agreement matures. As of March 31, 2005, none of the conditions precedent were satisfied.

Indemnities and Guarantees
--------------------------

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company's officers under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company would be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liability has been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              For The Three Months Ended March 31, 2005 and 2004

================================================================================


NOTE 8 - STOCKHOLDERS' EQUITY
-----------------------------

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

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              For The Three Months Ended March 31, 2005 and 2004

================================================================================


NOTE 8 - STOCKHOLDERS' EQUITY, continued
----------------------------------------

Class C Preferred Stock
-----------------------

The Class C preferred stock was offered as a unit. Each unit consisted of one share of the Company's Class C preferred stock, one Class A warrant and one Class B warrant. Each warrant entitles the holder to purchase one share of the Company's Class A common stock. Class A warrants expired one year after issuance and entitled the warrant holder the right to purchase one share of the Company's Class A common stock at a price set forth in the respective warrant, which was dependent on the date on which the unit was purchased. Exercise prices for the Class A common stock warrants ranged from $0.05 per share to the greater of $0.35 or 1.5 times the average bid price. Class B warrants expire two years after issuance and entitle the warrant holder the right to purchase one share of the Company's Class A common stock at a price set forth in the respective warrant, which is dependent on the date on which the unit was purchased. Exercise prices for the Class B warrants range from $0.10 per share to the greater of $0.35 per share or 1.5 times the average bid price.

Each shareholder of Class C preferred stock is entitled to receive a cumulative dividend of 8% per annum for a period of two years. Dividends do not accrue or are payable except out of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). At March 31, 2005, no dividends are payable to Class C preferred shareholders. Holders of the Class C preferred stock are junior to holders of the Company's Class A and B preferred stock, but hold a higher position than common shareholders in terms of liquidation rights. Holders of Class C preferred stock have no voting rights. Holders of Class C preferred stock have the right to convert their shares to Class A common stock on a one-to-one basis.

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

Class D Preferred Stock
-----------------------

On December 29, 2003, certain shareholders exchanged 7,440,000 shares of common stock for 5,440,000 shares of Class D preferred stock. Holders of Class D preferred stock have a $0.001 liquidation preference, no voting rights and are junior to holders of all classes of preferred stock but senior to common shareholders in terms of liquidation rights. Class D preferred stockholders are entitled to dividends as declared by the Company's Board of Directors, which have not been declared as of March 31, 2005. Each share of Class D preferred stock is convertible at the holder's option into one share of the Company's Class A common stock.

During the three months ended March 31, 2005, 500,000 shares of Class D preferred stock were converted into 500,000 shares of the Company's common stock.

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              For The Three Months Ended March 31, 2005 and 2004

================================================================================


NOTE 8 - STOCKHOLDERS' EQUITY, continued
----------------------------------------

Issued and Outstanding Common Shares
------------------------------------

From time to time, the Company issues its Class A common shares and holds the shares in escrow on behalf of another party until consummation of certain transactions. The following is a reconciliation of shares issued and outstanding as of March 31, 2005:

Issued shares                                                                         108,995,367
Less shares held in escrow:
  Shares held for Seaside stock purchase agreement (see Note 7)                        (9,840,000)
  Shares held as finders' fee for Seaside stock purchase agreement (see Note 7)          (492,000)
  Shares held as consideration for contemplated debt financing                         (6,300,000)
  Shares held as collateral for contemplated debt financing                            (4,200,000)
  Other                                                                                      (843)
                                                                                   ---------------

                                                                                      (20,832,843)
                                                                                   ---------------

Outstanding shares                                                                     88,162,524
                                                                                   ===============

Class A Common Stock Issuances Involving Non-cash Consideration
---------------------------------------------------------------

The value assigned to shares issued for services were charged to operations in the period issued.

2005
----

On January 14, 2005, the Company issued 500,000 shares through the conversion of 500,000 shares of its Series D preferred stock. On February 7, 2005, the Company issued 400,000 shares for consulting services. These shares are subject to a 30-month lock-up agreement and were valued at $555,000. On March 11, 2005, the Company issued 75,750 shares for consulting services. These shares are subject to a 2-year lock-up agreement and were valued at $90,000. On March 24, 2005, the Company issued 500,000 shares for consulting services. These shares are subject to a 2-year lock-up agreement and were valued at $580,000.

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              For The Three Months Ended March 31, 2005 and 2004

================================================================================


NOTE 8 - STOCKHOLDERS' EQUITY, continued
----------------------------------------

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

NOTE 9 - RELATED PARTY TRANSACTIONS
-----------------------------------

During the three months ended March 31, 2005 and 2004, the Company credited to operations interest accrued on the balance due it from its president (accrued at an annual rate of 8 percent per annum) amounting to $48 and $2,093, respectively. The balance owed the Company from its president as of March 31, 2005 and December 31, 2004 was $1,998 and $1,950, respectively.

The balance on the stock subscription due from the Company's president at March 31, 2005 and December 31, 2004 were $56,093 and $55,096, respectively. Interest credited to operations (at a rate of 8 percent per annum) on this receivable for the three-months ended March 31, 2005 and 2004 amounted to $997.

NOTE 10 - STOCK-BASED COMPENSATION PLANS
----------------------------------------

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

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              For The Three Months Ended March 31, 2005 and 2004

================================================================================


NOTE 10 - STOCK-BASED COMPENSATION PLANS, continued
---------------------------------------------------

In September 1998, the Company adopted the 1998 Plan and reserved 800,000 shares of its common stock for grant under the plan. Eligible participants include employees, advisors, consultants, and officers who provide services to the Company. The option price is 100% of the fair market value of a share of common stock at either the date of grant or such other day as the as the Board may determine. During 2005 and 2004, there were no options granted under the 1998 Plan. The 1998 Plan expires upon the earlier of all reserved shares being granted or September 10, 2008.

In February 2002, the Company adopted the 2002 Plan and reserved 20,000,000 shares of its common stock for grant under the plan. Eligible plan participants include employees, advisors, consultants, and officers who provide services to the Company. The option price is 100% of the fair market value of a share of common stock at either the date of grant or such other day as the Board may determine. There were no options granted under the 2002 Plan in 2005 or 2004. The 2002 Plan expires upon the earlier of all reserved shares being awarded or December 31, 2007.

In September 2003, the Company adopted the 2003 Plan and reserved and 10,000,000 shares of its common stock for grant. Eligible plan participants include independent consultants. The option price shall be no less than 85% of the fair market value of a share of common stock at date of grant. During 2005 and 2004, there were no options granted under the 2003 Plan. The 2003 Plan expires upon the earlier of all reserved shares being granted or September 23, 2006.

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

In determining the fair value of the options granted during the respective years, the Black-Scholes Option Pricing Model was used with the following assumptions determined:

                                           2005        2004
                                           ----        ----

Risk free interest rate                     n/a         n/a
Expected life                               n/a         n/a
Expected volatility                         n/a         n/a

                                                     MATERIAL TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              For The Three Months Ended March 31, 2005 and 2004

================================================================================


NOTE 10 - STOCK-BASED COMPENSATION PLANS, continued
---------------------------------------------------

Stock Warrants
--------------

As a condition to enter into the Debentures (see Note 6), Palisades required the Company to settle its legal obligation of $1,583,128 to two attorneys. In 2003, the Company issued 22,000,000 shares of common stock and warrants to acquire up to 30,000,000 shares of common stock for $0.10 per share to seven investors in settlement of the $1,583,128 obligation (see Note 6). The warrants contain a provision limiting the exercise of the warrants to a number of shares that do not exceed an amount that would cause the holder of each such warrant to beneficially own 4.99% of the outstanding common stock of the Company. In addition, the warrants are granted only in proportion to the amount ultimately funded under the Debenture as a percentage of the $1,500,000 face value and expire December 31, 2010. At March 31, 2005, 22,500,000 of these warrants have been granted and are exercisable. During the three months ended March 31, 2005, warrants to purchase 2,000 shares of common stock were exercised at $0.50 per share.

NOTE 11 - SUBSEQUENT EVENTS
---------------------------

On April 1, 2005, the Company granted 5,000 shares of its Class A common stock to a consultant as compensation. The shares are subject to a two-year lock-up and were valued at their market price at date of issuance, less a discount for restrictions on transfer, amounting to $5,800.

On April 19, 2005, the Company granted 10,000 shares of its Class A common stock with a one-year lock-up to a consultant as additional consideration to hold the shares he already owned and the newly issued shares for a period of one year. The shares were valued at their market price at date of issuance, less a discount for restrictions on transfer, amounting to $12,150.

On April 12, 2005, the Company granted 50,000 shares of its Class A common stock to an employee as compensation. The shares are subject to a two-year lock-up and a two-year employment term and were valued at their market price at date of issuance, less a discount for restrictions on transfer, amounting to $54,000.

On April 26, 2005, the Company granted 125,000 shares of its Class A common stock to a consultant as compensation. The shares are subject to a two-year lock-up and were valued at their market price at date of issuance, less a discount for restrictions on transfer, amounting to $130,000.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results
--------------------------------------------------------------------------------
of Operations
-------------

     Critical Accounting Policies
     ----------------------------

     The discussion and analysis of the Company's financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with its Board of Directors, the Company has identified four accounting policies that it believes are key to an understanding of its financial statements. These are important accounting policies that require management's most difficult, subjective judgments.

     The first critical accounting policy relates to revenue recognition. Income from the Company's research is recognized at the time services are rendered and billed for.

     The second critical accounting policy relates to research and development expense. Costs incurred in the development of the Company's Electrochemical Fatigue Sensor and Videoscope are expensed as incurred.

     The third critical accounting policy relates to the valuation of non-monetary consideration issued for services rendered. The Company values all services rendered in exchange for its common stock at the quoted price of the shares at date of issuance or at the fair value of the services rendered, whichever is more readily determinable. In certain issuances, the Company may discount the value assigned to the shares for illiquidity and restrictions on resale. All other services provided in exchange for other non-monetary consideration are valued at either the fair value of the services received or the fair value of the consideration relinquished, whichever is more readily determinable.

     The fourth critical accounting policy is the Company's accounting for the beneficial conversion feature ("BCF") of its convertible debenture. The Company accounts for its BCF pursuant to Emerging Issues Task Force ("EITF") 98-5 and 00-27, whereas the beneficial conversion feature is calculated at its intrinsic value at the commitment date (that is, the difference between the conversion price and the fair value of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible). A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is then allocated to additional paid-in capital. The Company amortizes the debt discount to interest expense over the life of the conversion period, which equals the remaining term of the debenture.

     Results of Operations for the Three Months Ended March 31, 2005 and 2004
     ------------------------------------------------------------------------

     Revenue generated by the Company during the quarter ended March 31, 2005 came from its research contracts with Northrop-Gruman amounting to $18,308. In addition, interest income during the same quarter totaled $5,023 of which $1,045 was accrued on amounts due it from its president and $3,978 was earned on its investments.

     Revenue generated by the Company during the quarter ended March 31, 2004 came from its research contracts with Northrop-Gruman amounting to $25,715 and URS Corporation amounting to $41,555. In addition, the Company accrued interest income during the same quarter on amounts due it from its president in the amount of $3,090.

     During the three-month periods ended March 31, 2005 and 2004, the Company incurred development costs of $1,212,182 and $161,586, respectively. Of the $1,212,182 incurred in 2005, $1,135,000 was related to the issuance of 900,000 shares of the Company's common stock for services provided.

     General   and   administrative   costs  were   $321,562   and   $1,523,769,
     respectively, for the three-month periods ended March 31, 2005 and 2004.

     The major expenses incurred during 2005 consisted of consulting in the amount of $126,602, officer's salary of $54,000, secretarial salary of
     $10,574, professional fees of $64,508, travel expenses of $16,226, telephone expense of $7,886, rent of $7,044, franchise and other taxes of $8,243 and payroll taxes of $9,491. Of the $126,602 incurred for consulting expense, $90,000 related to the issuance of 75,750 shares of the Company's common stock. The shares are subject to a two-year lock up agreement.

     The major expenses incurred during 2004 consisted of consulting in the amount of $1,330,769, officer's salary of $48,000, secretarial salary of $11,658, professional fees of $81,863, travel expenses of $9,913, and telephone expense of $3,736. Of the $1,330,769 incurred for consulting expense, $1,292,550 was related to the issuance of 625,000 shares of the Company's common stock. Included in the 675,000 shares is 550,000 shares issued to two consultants for services rendered in connection with Matech Aerospace and for the overseeing the design, utilization and marketing of the Company's Videoscope. The shares are subject to a three-year lock up agreement and were valued at $1,135,750, which is based on 70% of the quoted market value of the shares on the date of issuance.

     Interest  charged to  operations  for the  quarter  ended March 31, 2005 of
     $165,353 consists of accrued interest due on the Company's various obligations totaling $65,498 and the amortization of the discount on its convertible debenture totaling $99,855. Interest charged to operations for the quarter ended March 31, 2004 of $83,225 consists of accrued interest due on the Company's various obligations totaling $45,653 and the amortization of the discount on its convertible debenture totaling $37,572.

     Liquidity and Capital Resources
     -------------------------------

     Cash and cash equivalents as of March 31, 2005 and 2004 were $364,109 and $28,133, respectively.

     During the quarter ended March 31, 2005, the Company received a total of $10,583 on services rendered on its research contract, $802,498 from the sale of marketable securities and $1,000 from the sale of its common stock. During the quarter, the Company spent $344,519 in its operations, paid $3,655 to acquire shares in its mutual fund investment, invested $200,000 in certificate of deposits with terms longer than three-months and purchased equipment totaling $2,598.

     During the quarter ended March 31, 2004, the Company received a total of $435,967 in cash. $60,967 was received on services rendered on its two research contracts and $375,000 was advanced on its Class A Senior Convertible Debenture. During the quarter, the Company spent $455,498 in its operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

     n/a.

Item 4. Controls and Procedures
-------------------------------

     As of March 31, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2005.

     (a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer
     ("CEO") of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO concluded that as of March 31, 2005 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO, as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Part II. Other Information
--------------------------

Item 2. Changes in Securities
-----------------------------

     On January 14, 2005, the Company issued 500,000 shares through the conversion of 500,000 shares of its Series D preferred stock. On February 7, 2005, the Company issued 400,000 shares for consulting services. These shares are subject to a thirty-month lock-up agreement and were valued at $555,000. On March 11, 2005, the Company issued 75,750 shares for consulting services. These shares are subject to a 2-year lock-up agreement and were valued at $90,000. On March 24, 2005, the Company issued 500,000 shares for consulting services. These shares are subject to a 2-year lock-up agreement and were valued at $580,000.

     The above issuances were unregistered, as the Company was relying on the exemptions from registration contained in Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, on the basis that such transactions did not involve public offerings of securities.

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