Form 10-Q
period 2005-06-30
MATERIAL TECHNOLOGIES INC /CA/
filed 2005-08-15
CIK 1036668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

33-23617
(Commission file number)

Material Technologies, Inc.
(Exact name of issuer as specified in its charter)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2005:
Class A Common Stock – 95,087,524 shares outstanding
Class B Common Stock – 600,000 shares outstanding

INDEX

                                                                                                                                       Page

Part 1.  Financial Information

            Item 1.  Financial Statements

                        Consolidated Balance Sheets as of June 30, 2005 (Unaudited)
                        and December 31, 2004                                                                       F-1 – F-2

                        Consolidated Statements of Operations
                        for the three and six months ended June 30, 2005
                        and 2004 and from the Company’s inception (October 21, 1983)
                        through June 30, 2005 (Unaudited)                                                                 F-3

                        Consolidated Statements of Comprehensive Loss
                        for the three and six months ended June 30, 2005 and 2004
                        and from the Company’s inception (October 21, 1983)
                        through June 30, 2005 (Unaudited)                                                                 F-4

                        Consolidated Statements of Cash Flows
                        for the six months ended June 30, 2005
                        and 2004 and from the Company’s inception (October 21, 1983)
                        through June 30, 2005 (Unaudited)                                                        F-5 – F-6

                        Notes to Consolidated Financial Statements                                         F-7 – F-27

            Item 2.  Management’s Discussion and Analysis                                                              1

            Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                3

            Item 4.  Controls and Procedures                                                                                    3

Part 2.  Other Information

Item 2.Changes in Securities                                                                                                        4

Part 1.   Financial Information

Item 1.   Financial Statements

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2005	December 31, 2004
                                                                                                                    (Unaudited)

Current assets:
       Cash and cash equivalents                                                                 $            301,296        $        100,800
       Investments in marketable securities held for trading                                           10,795                  988,990
       Certificate of deposit                                                                                       201,742                             -
       Receivable due on research contract                                                                    2,988                    15,895
       Receivable from officer                                                                                        2,048                      1,950

              Total current assets                                                                                   518,869               1,107,635

Investments in marketable securities available for sale                                               782,726              1,034,380
Investments in non-marketable securities                                                               7,107,750                            -
Property and equipment, net                                                                                      14,363                   14,838
Intangible assets, net                                                                                                    6,830                     7,888
Deposit                                                                                                                       2,348                      2,348

   Total assets
$ 8,432,886	$ 2,167,089

Continued…

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS - CONTINUED

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2005	December 31, 2004
                                                                                                                    (Unaudited)

Current liabilities:

       Accounts payable and accrued expenses                                           $           271,235         $        344,702
       Research and development sponsorship payable                                            830,846                    760,831
       Notes and accrued interest payable                                                                 87,704                      86,892

               Total current liabilities                                                                        1,189,785                  1,192,425

Convertible debentures, net of discount of $599,130 and
  $798,839, respectively                                                                                     685,744                      424,612

                Total liabilities                                                                                  1,875,529                  1,617,037

Minority interest in consolidated subsidiary                                                                 825                            825

Commitments and contingencies                                                                                     -                                -

Stockholders’ equity:
       Class A preferred stock - $.001 par value; liquidation preference of $720 per share; 350,000 shares authorized; 337 shares issued
         and outstanding at June 30, 2005 and December 31, 2004                                    -                                -
       Class B preferred stock - $.001 par value; liquidation preference of
         $10,000 per share; 15 shares authorized; 0 shares issued and
         outstanding at June 30, 2005 and December 31, 2004                                          -                                 -
       Class C preferred stock - $.001 par value; liquidation preference of
         $0.001 per share; 25,000,000 shares authorized; 1,517 shares
          issued and outstanding at June 30, 2005 and December 31, 2004                        1                                 1
       Class D preferred stock - $.001 par value; liquidation preference of
         $0.001 per share; 20,000,000 shares authorized; 1,420,000 and
         1,920,000 shares issued and outstanding at June 30, 2005 and
         December 31, 2004, respectively                                                                  1,420                          1,920
       Class A common stock - $.001 par value; 1,699,400,000 shares authorized; 136,843,367 and 107,517,617 shares issued,
         95,087,524 and 86,684,774 shares outstanding at June 30, 2005
         and December 31, 2004, respectively                                                          95,088                        86,685
       Class B common stock - $.001 par value; 600,000 shares authorized,
         issued and outstanding at June 30, 2005 and December 31, 2004                      600                             600
       Additional paid-in capital                                                                         50,243,866                 41,717,219
       Deficit accumulated during the development stage                                   (42,305,970)               (40,034,486)
       Treasury stock, 1,400 and 0 shares at June 30, 2005 and
        December 31, 2004, respectively                                                                   (2,112)                                -
       Notes receivable – common stock                                                                 (57,090)                      (55,096)
       Accumulated other comprehensive loss                                                     (1,419,271)                 (1,167,616)

                Total stockholders’ equity                                                                 6,556,532                      549,227

$ 8,432,886	$ 2,167,089

See accompanying notes to the consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

				From Inception
				(October 21, 1983)
For The Three Months Ended June 30,		For The Six Months Ended June 30,		Through
2005	2004	2005	2004	June 30, 2005
(Unaudited)	(Unaudited) (Restated)	(Unaudited)	(Unaudited) (Restated)	(Unaudited)

Revenues:

     Research and development                                         $                15,791     $                     3,065      $              34,099     $                 70,335    $            5,247,392
     Other                                                                                                     -                                   -                               -                                  -                     274,125
             Total revenues                                                                      15,791                            3,065                      34,099                        70,335                  5,521,517

Costs and expenses:
     Research and development                                                         183,017                        402,156                 1,395,199                      563,742                14,261,026
     General and administrative                                                          262,038                        159,465                    583,600                   1,683,234                22,579,902
             Total costs and expenses                                                    445,055                        561,621                 1,978,799                   2,246,976                36,840,928

             Loss from operations                                                        (429,264)                      (558,556)              (1,944,700)                 (2,176,641)             (31,319,411)

Other income (expense):
     Other-than-temporary write-down of marketable
       securities available for sale                                                                   -                                    -                                -                                 -                (4,284,760)
     Realized loss on sale of marketable securities                                      (41)                                  -                        (3,540)                               -                (3,672,390)
     Unrealized loss on decrease in market value of
       securities held for trading                                                                      -                                   -                                 -                                -               (1,523,310)
     Interest expense                                                                        (167,981)                     (191,325)                   (333,334)                   (274,550)              (1,580,537)
     Interest income                                                                               5,867                           3,156                        10,890                         6,246                    365,628
     Loss on settlement of indebtedness                                                         -                                  -                                  -                                -                   (244,790)
     Loss on abandonment of interest in joint venture                                     -                                  -                                  -                                 -                    (33,000)
             Other income, net                                                              (162,155)                    (188,169)                   (325,984)                   (268,304)            (10,973,159)

Loss before provision for income taxes                                            (591,419)                    (746,725)               (2,270,684)                 (2,444,945)           (42,292,570)

Provision for income taxes                                                                            -                                 -                           (800)                          (800)                  (13,400)

Net loss	$ (591,419)	$ (746,725)	$ (2,271,484)	$ (2,445,745)	$ (42,305,970)
Per share data:
Basic and diluted net loss per share	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.04)
Weighted average Class A common shares
Outstanding – basic and dilyuted	91,504,857	67,948,132	89,442,546	67,470,363

See accompanying notes to the consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

				From Inception
				(October 21, 1983)
For The Three Months Ended June 30,		For The Six Months Ended June 30,		Through
2005	2004	2005	2004	June 30, 2005
(Unaudited)	(Unaudited) (Restated)	(Unaudited)	(Unaudited) (Restated)	(Unaudited)

Net loss	$ (591,419)	$ (746,725)	$ (2,271,484)	$ (2,445,745)	$ (42,305,970)
Other comprehensive loss:
Decrease in market value of securities available for sale	(210,809)	-	(251,655)	-	(1,419,271)
Net comprehensive loss	$ (802,228)	$ (746,725)	$ (2,523,139)	$ (2,445,745)	$ (43,725,241)

See accompanying notes to the consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		From Inception
		(October 21, 1983)
For The Six Months Ended June 30,		Through
2005	2004	June 30, 2005
(Unaudited)	(Unaudited) (Restated)	(Unaudited)

Cash flows from operating activities:
     Net loss                                                                                           $        (2,271,484)        $              (2,445,745)       $                  (42,305,970)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
             Issuance of common stock for services                                                 1,425,500                          1,672,036                             22,878,456
             Net realized and unrealized losses on marketable securities                          3,540                                         -                               5,195,700
             Other-than-temporary write-down of marketable
               securities available for sale                                                                                -                                         -                               4,284,760
             Legal fees incurred for notes payable                                                                  -                                         -                               1,456,142
             Accrued interest expense added to principal                                            132,249                                94,649                                 936,665
             Amortization of discount on convertible debenture                                   199,710                              119,027                                 525,871
             Accrued interest income added to principal                                                (2,092)                               (6,246)                               (301,721)
             Loss on settlement of indebtedness                                                                     -                                         -                                  244,790
             Depreciation and amortization                                                                     4,131                                 4,214                                  207,462
             Other non-cash adjustments                                                                               -                                         -                                 (107,722)
             (Increase) decrease in receivables due on research
               contract                                                                                                  12,907                               24,977                                   (53,316)
             Increase in deposits                                                                                            -                                        -                                     (2,348)
             (Decrease) increase in accounts payable and accrued
               expenses                                                                                               (73,467)                            (90,248)                               1,147,514

     Net cash used in operating activities                                                               (569,006)                          (627,336)                             (5,893,717)

Cash flows from investing activities:
     Proceeds from sale of securities                                                                    1,279,982                                       -                                 2,769,190
     Purchase of securities                                                                                     (507,070)                                      -                               (1,497,076)
     Payments received on officer loans                                                                              -                                3,000                                   876,255
     Funds advanced to officer                                                                                           -                               (3,000)                                (549,379)
     Purchase of property and equipment                                                                   (2,598)                                (677)                                (269,746)
     Investment in joint ventures                                                                                          -                                       -                                 (102,069)
     Proceeds from foreclosure                                                                                           -                                       -                                    44,450
     Proceeds from sale of equipment                                                                                  -                                      -                                    10,250
     Payment for license agreement                                                                                      -                                      -                                    (6,250)

     Net cash provided by (used in) investing activities                                              770,314                                (677)                             1,275,625

Continued …

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

		From Inception
		(October 21, 1983)
For The Six Months Ended June 30,		Through
2005	2004	June 30, 2005
(Unaudited)	(Unaudited) (Restated)	(Unaudited)

Cash flows from financing activities:
     Proceeds from sale of common stock                                                                   1,300                              18,556                                3,342,158
     Proceeds from convertible debenture and other notes
       payable                                                                                                                     -                            685,000                                1,307,069
     Proceeds from sale of preferred stock                                                                         -                                        -                                   473,005
     Costs incurred in offerings                                                                                           -                               (2,785)                                (468,201)
     Capital contributions                                                                                                   -                                        -                                   301,068
     Repurchase of Company’s common stock for cancellation                                  (2,112)                                 (974)                                  (30,711)
     Payment on proposed reorganization                                                                           -                                        -                                     (5,000)

     Net cash (used in) provided by financing activities                                                  (812)                            699,797                               4,919,388

Net change in cash and cash equivalents                                                                200,496                               71,785                                  301,296

Cash and cash equivalents, beginning of period                                                     100,800                                47,665                                            -

Cash and cash equivalents, end of period	$ 301,296	$ 119,449	$ 301,296
Supplemental disclosure of cash flow information:
Interest paid during the period	$ 1,376	$ 1,376
Income taxes paid during the period	$ 800	$ 800

Supplemental disclosure of non-cash investing and financing activities:

2005

The Company issued 5,850,000 of its Class A common shares to Birchington Investments Limited and 885,000 shares to consultants in exchange for 5,850,000 shares of Birchington stock valued at $7,107,750.
The Company issued 1,165,750 shares of its Class A common stock for services valued at $1,425,500.
The Company issued 500,000 shares of its Class A common stock through the conversion of 500,000 shares of its preferred Class D stock.

2004

The Company issued 952,700 shares of its Class A common stock in consideration for the conversion of 2,700 shares of Class C preferred stock and 950,000 shares of Class D preferred stock.
The Company issued 783,000 shares of its common stock for services valued at $1,672,036.
The Company recorded a discount of $1,025,000 on its convertible debentures.
The Company issued 75,000 shares of its Class A common stock in settlement of professional fees payable of $64,467.

See accompanying notes to the consolidated financial statements for additional non-cash investing and financing activities.

See accompanying notes to the consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June  30, 2005 and 2004

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These interim consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Operating results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2004.

Restatement of June 30, 2004 Net Loss

The accompanying statements of operations for the three and six months ended June 30, 2004 have been restated to reflect amortization of the discount on the Company’s convertible debentures as of June 30, 2004 (see Note 6) and to properly reflect the value of certain shares granted to consultants during the six months ended June 30, 2004.

A reconciliation of the net loss as restated for the six months ended June 30, 2004 is as follows:

Net loss as originally reported	$ (1,378,509)
Issuance of common stock for services	(948,209)
Amortization of discount on convertible debentures	(119,027)

Net loss as restated	$ (2,445,745)

Net loss per share:
As originally reported	$ (0.02)
Adjustment for increased expense	(0.02)

As restated	$ (0.04)

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June  30, 2005 and 2004

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION, continued

A reconciliation of the net loss as restated for the three months ended June 30, 2004 is as follows:

Net loss as originally reported	$ (456,410)
Issuance of common stock for services	(208,859)
Amortization of discount on convertible debenture	(81,456)

Net loss as restated	$ (746,725)

Net loss per share:
As originally reported	$ (0.01)
Adjustment for increased expense	(0.00)

As restated	$ (0.01)

In addition, the accompanying consolidated statement of cash flows for the six months ended June 30, 2004 has been restated to reflect the above adjustments.

Organization

Material Technologies, Inc. (the "Company") was organized on October 21, 1983, under the laws of the state of Delaware.

The Company is in the development stage, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” with its principal activity being research and development in the area of metal fatigue technology with the intent of future commercial application.  The Company has not paid any dividends, and dividends that may be paid in the future will depend on the financial requirements of the Company and other relevant factors.

On September 23, 2003, the Company’s Board of Directors affected a 1,000 for 1 reverse stock split of its Class A common stock and all classes of its preferred stock.  The financial statements presented herein have been restated to reflect the reverse stock split as if it had occurred at the beginning of each period presented.  Unless otherwise noted, common stock refers to Class A common stock.

Going Concern

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (October 21, 1983).  In addition, the Company has used substantial amounts of working capital in its operations.  Further, at June 30, 2005, the deficits accumulated during the development stage amounted to approximately $42,300,000.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June  30, 2005 and 2004

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION, continued

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the Company’s ability to meet its financing requirements and the success of its future operations.  The Company has entered into a $215,000 contract to provide research services over a two-year period, of which approximately $106,000 is still available to be collected.  During 2005, the Company netted $1,279,982 from the sale of marketable securities.  At June 30, 2005, the Company has approximately $301,000 of cash and cash equivalents and $213,000 of marketable securities held for trading and certificates of deposit. Although it is the intent of the Company to sell these shares and utilize the proceeds to fund its operations, the Company cannot rely upon the fact that a market will exist to sell the shares at the time funds are needed, and therefore, the Company continues to seek additional capital from other sources. Management believes that these funds will allow the Company to continue as a going concern through the end of 2005.  Management of the Company will need to raise additional debt and/or equity capital to finance future activities beyond 2005.  However, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying financial statements include the accounts and transactions of Material Technologies, Inc. and its subsidiaries.  Intercompany transactions and balances have been eliminated in consolidation.  The minority owners’ interests in a subsidiary have been reflected as minority interest in the accompanying consolidated balance sheets.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the realizability of the non-marketable securities.  Accordingly, actual results could differ from those estimates.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June  30, 2005 and 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Investments

Marketable securities purchased with the intent of selling them in the near term are classified as trading securities. Trading securities are initially recorded at cost and are adjusted to their fair value, with the change in fair value during the period included in earnings as unrealized gains or losses.  Realized gains or losses on dispositions are based upon the net proceeds and the adjusted book value of the securities sold, using the specific identification method, and are recorded as realized gains or losses in the consolidated statements of operations.  Marketable securities that are not classified as trading securities are classified as available-for-sale securities.  Available-for-sale securities are initially recorded at cost.  Available-for-sale securities with quoted market prices are adjusted to their fair value.  Any change in fair value during the period is excluded from earnings and recorded, net of tax, as a component of accumulated other comprehensive income (loss).  Any decline in value of available-for-sale securities below cost that is considered to be “other than temporary” is recorded as a reduction of the cost basis of the security and is included in the statement of operations as a write down of the market value.  Non-marketable securities consist of equity securities for which there are no quoted market prices.  Such investments are recorded initially at cost and are adjusted to estimated fair value by management of the Company based on the latest available information from the investee company.  At such time as quoted market prices become available, these securities will be reclassified to the appropriate category of marketable securities.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of June 30, 2005, the Company does not believe there has been any impairment of its long-lived assets.

Intangible Assets

Intangible assets consist of patents, license agreements and website design costs and are recorded at cost.  Patents and license agreements are amortized over 17 years and website design costs are amortized over 5 years.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the carrying values of intangible assets are evaluated for impairment annually or whenever events or changes in circumstances indicate that the historical cost carrying value may no longer be appropriate.  As of June 30, 2005, the Company does not believe there has been any impairment of its intangible assets.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June  30, 2005 and 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Beneficial Conversion Feature

The convertible feature of the Debentures (see Note 6) provides for a rate of conversion that is below market value.  This feature is normally characterized as a beneficial conversion feature (“BCF”), which is recorded by the Company pursuant to Emerging Issues Task Forces (“EITF”) Issue No. 98-5 (“EITF 98-05”), “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments.”

Convertible Debentures

The Company’s convertible debentures are recorded net of the debt discount related to the BCF (see Note 6).  The Company records the debt discount in proportion to principal advances and amortizes the discount to interest expense over the life of the debentures on a straight-line basis, which approximates the effective interest method.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, investments in certificate of deposits, marketable securities, accounts receivable, receivable from officer, accounts payable and accrued expenses, notes payable and convertible debentures.  Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments at the balance sheet date.  The Company cannot determine the estimated fair value of the receivable from officer as the transaction originated with a related party and instruments similar to the convertible debentures could not be found.  Other than these items, the Company considers the carrying values of its financial instruments in the financial statements to approximate their fair values.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104.  As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectibility is probable.  Sales are recorded net of sales discounts.

Substantially all of the Company’s revenue is derived from the Company’s contracts relating to the further development of the Electrochemical Fatigue Sensor (“EFS”).  Revenue on the contracts is recognized at the time services are rendered.  The Company bills monthly for services pursuant to these contracts at which time revenue is recognized for the period that the respective invoice relates.  In October 2003, the Company entered into a contract to provide research services to a third party in connection with the application of the Company’s EFS to detect stress on military vehicles.  The contract expires in September 2005 and has an approved budget of $215,281.  As of June 30, 2005, $109,035 has been billed on this contract.  This gross amount includes out-of-pocket expenses relating to third party engineering and other related costs.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June  30, 2005 and 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Net Loss Per Share

The Company adopted the provisions of SFAS No. 128, “Earnings Per Share” (“EPS”).  SFAS No. 128 provides for the calculation of basic and diluted earnings per share.   Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the quarters ended June 30, 2005 and 2004, basic and diluted loss per share are the same, since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included.  If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 168,267,524 and 72,483,764 in 2005 and 2004, respectively.  Such amounts include shares potentially issuable pursuant to shares held in escrow (see Note 8), convertible debentures (see Note 6), convertible preferred stock (see Note 8) and outstanding options and warrants (see Note 9).

Issuance of Stock for Non-Cash Consideration

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

Stock-Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An amendment to SFAS No. 123.”  These standards define a fair value based method of accounting for stock-based compensation.  In accordance with SFAS Nos. 123 and 148, the cost of stock‑based employee compensation is measured at the grant date based on the value of the award and is recognized over the vesting period.  The value of the stock‑based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount an

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June  30, 2005 and 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

employee must pay to acquire the stock.  The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.  During the six months ended June 30, 2005 and 2004, the Company recognized no compensation expense under SFAS No. 123 for options issued to employees as no options were granted to employees during these periods.

Concentrations and Credit Risk

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000.  From time-to-time, the Company’s cash balances exceed the amount insured by the FDIC.  Management believes the risk of loss of cash balances in excess of the insured limit to be low.

The Company’s 2005 and 2004 revenues were generated from one and two customers, respectively.

Reclassifications

Certain amounts in the June 30, 2004 financial statements have been reclassified to conform with the June 30, 2005 presentation.  Such reclassifications had no effect on net loss as previously reported, except as disclosed in Note 1 above.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46R, “Consolidation of Variable Interest Entities.”  This statement requires that the assets, liabilities and results of the activities of variable interest entities be consolidated into the financial statements of the company that has a controlling financial interest.  It also provides the framework for determining whether an entity should be consolidated based on voting interest or significant financial support provided to it.  In general, for all entities that were previously considered special purpose entities, FIN 46R should be applied in periods ending after December 15, 2003.  Otherwise, FIN 46R is applicable to all public entities for periods ending after March 15, 2004.  The adoption of FIN 46R did not have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets, an amendment of APB Opinion 29, Accounting for Non-Monetary Transactions.”  The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance."  The provisions in SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Early application is permitted and companies must apply the standard prospectively.  The Company adopted this statement on January 1, 2005.  The adoption of the statement did not result in a significant change in the current manner in which the Company accounts for its exchanges of non-monetary assets.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June  30, 2005 and 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The FASB has issued SFAS No. 123R, “Share-Based Payment.”  The new rule requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  This statement precludes the recognition of compensation expense under APB Opinion No. 25’s intrinsic value method.  Public entities will be required to apply Statement 123R in the first annual reporting period that begins after December 15, 2005.  Since the Company has been accounting for its share-based compensation under SFAS No. 123, management believes SFAS No. 123R should not have a significant impact on the way it accounts for its stock-based compensation.

NOTE 3 – INVESTMENTS

On October 1, 2004, the Company consummated a Stock Purchase Agreement (the “Langley Agreement”) with Langley Park Investments, PLC (“Langley”), a corporation organized under the laws of England and Wales.  The Langley shares are traded on the London Stock Exchange (“LSE”).  Pursuant to the Langley Agreement, the Company issued 8,666,666 shares of its common stock in exchange for 7,158,590 shares of Langley common stock.  The number of Langley shares issued was based on the Company’s shares having a value of $1.50 per share and the Langley shares having a value of one British Pound Sterling per share and the conversion rate of the British Pound Sterling to the U.S. Dollar in effect as of the close of business on the day preceding the closing date.  The Company initially recorded the Langley shares at $12,973,513.  This amount was determined by multiplying the number of Langley shares issued by the market value of the Langley shares of one British Pound Sterling and the applicable exchange rate.  The Langley Agreement further provides that of the Langley shares purchased, one half of the shares (3,579,295) are immediately saleable and the remaining half will be held in an escrow account for a period of two years.  For financial reporting purposes, the Company considers the 3,579,295 shares held in escrow as shares available for sale.  If, at the end of the two-year period, the shares of the Company do not have a market price greater than or equal to the Company’s original closing price, as defined in the Langley Agreement, the Company will be required to sell back some or all of the Langley shares held in escrow, based on a formula as defined in the Langley Agreement.  However, if at the end of the two-year period, the market value of the Company’s common stock exceeds the closing price, the Langley shares will be released from escrow and transferred to the Company.  At June 30, 2005, the Company’s common stock closing price was less than the closing price.  Based upon the formula in the Langley Agreement, the Company would be obligated to offer to sell back approximately 119,000 of the escrow shares to Langley at a nominal price.

During 2004, the Company sold 2,579,295 of its Langley trading shares for net proceeds of $1,005,606 and recognized a loss on these sales of $3,668,850, which was charged to operations.  The Company determined that $4,284,760 of the decline in the value of available-for-sale investments in 2004 was other than temporary and therefore, included the decline in 2004 operations as a write-down. The Company charged the remaining $1,167,616 decline in market value of the Langley trading shares that was considered temporary at December 31, 2004 to other comprehensive loss.  During the six months ended June 30, 2005, the Company sold its remaining currently saleable shares for $285,516 and recognized a loss from the sale totaling $3,474.  In addition, for the six months ended June 30, 2005, the Company adjusted its remaining investment in the Langley shares to market and recorded an unrealized loss related to these shares of $251,655 in other comprehensive loss.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June  30, 2005 and 2004

NOTE 3 – INVESTMENTS, continued

On April 7, 2005, the Company entered into an agreement (the “Birchington Agreement”) to purchase 5,850,000 shares of Birchington Investments Limited (“Birchington”), a corporation organized under the laws of the British Virgin Islands.  The Birchington shares are listed, but not yet traded, on the Dublin Stock Exchange.  Pursuant to the Birchington Agreement, the Company issued 5,850,000 shares of its Class A common stock in exchange for 5,850,000 shares of Birchington’s common stock.   Additionally, the Company reserved 1,755,000 shares of its common stock in escrow (reflected as issued but not outstanding at June 30, 2005) as Downside Price Protection, as defined in the Birchington Agreement.  These shares were recorded at $1.215 per share, the average price of the Company’s stock on the ten days preceding the closing date, less a 10% discount due to a one-year lockup restriction on the shares.  The Company shares are restricted from sale by Birchington for a period of one year.  If the price of the Company’s common stock is below $1.00 on the anniversary of the closing date of this transaction, then Birchington shall be entitled to purchase out of escrow a percentage of the escrowed shares equal to the percentage of such decline for a price of $.01 per share.  Any shares remaining in escrow will then be returned to the Company.  No such decrease has occurred at June 30, 2005.  In addition, at June 30, 2005, the Company recorded the Birchington shares as non-marketable securities and valued them at cost as there has been no trading and quoted market prices are not available, and Company management has no information to support either a write up or write down of this value at June 30, 2005.  In connection with the Birchington Agreement, the Company issued 885,000 shares of its common stock to consultants. The value of these shares was offset against the value of the equity recorded in the transaction.

As of June 30, 2005, the Company’s investment in an open-end mutual fund approximated its cost of $10,800.  The Company considers its investment in this account as being held for trading.  During the six months ended June 30, 2005, the Company sold $694,162 of this investment and recognized a net loss on the transactions totaling $66, which was charged to operations.

Investments as of June 30, 2005 are as follows:

	Adjusted Cost	Unrealized Loss	Fair Value

Marketable trading securities:
Open-end mutual funds	$ 10,795	$ -	$ 10,795

Marketable available-for-sale securities:
Langley	$ 2,201,997	$ (1,419,271)	$ 782,726

Non-marketable securities:
Birchington	$ 7,107,750	$ -	$ 7,107,750

The Company also has a certificate of deposit that matures in September 2005 and bears interest at 3%.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June  30, 2005 and 2004

NOTE 4 – LICENSE AGREEMENT

The Company has entered into a license agreement with the University of Pennsylvania (the “University”) for the development and marketing of EFS.  EFS is designed to measure electrochemically the state of fatigue damage in a metal structural member.  The Company is in the final stage of developing EFS.

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

The parties agreed that the balance owed on the sponsorship agreement was $200,000 and commencing June 30, 1997, the balance will accrue compound interest at a rate of 1.5% per month (19.6% effective annual rate) until maturity on December 16, 2001, when the loan balance and accrued interest became fully due and payable.  In addition, the Company’s president agreed to limit his compensation from the Company to $150,000 per year until the loan and accrued interest was fully paid.  The obligation is currently in default.  The Company continues to accrue interest under the terms of the agreement.  Interest charged to operations for the three months ended June 30, 2005 and 2004 relating to this obligation was $35,778 and $30,002, respectively.  Interest charged to operations for the six months ended June 30, 2005 and 2004 relating to this obligation was $70,015 and $58,713, respectively.  The balance of the obligation (including accrued interest) at June 30, 2005 and December 31, 2004 was $830,846 and $760,831, respectively, and is reflected in Research and Development Sponsorship Payable in the accompanying consolidated balance sheets.

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June  30, 2005 and 2004

NOTE 5 – NOTES PAYABLE

On May 27, 1994, the Company borrowed $25,000 from a shareholder.  The loan is evidenced by a promissory note bearing interest at major bank prime rate.  The note is secured by the Company’s patents and matured on May 31, 2002.  The loan has not been paid and is now in default.  As additional consideration for the loan, the Company granted to the shareholder a 1% royalty interest in the Fatigue Fuse and a 0.5% royalty interest in EFS (see Note 7).  The balance due on this loan as of June 30, 2005 and December 31, 2004 (including accrued interest) was $52,704 and $51,892, respectively.  Interest charged to operations was $406 for the three months ended June 30, 2005 and 2004. Interest charged to operations was $811 for the six months ended June 30, 2005 and 2004.

In October 1996, the Company borrowed $25,000 from an unrelated third party.  The loan bears interest at an annual rate of 11% and matured on October 15, 2000.  The Company issued warrants to the lender for the purchase of 25 shares of the Company’s common stock at a price of $1.00 per share.  The loan balance as of June 30, 2005 and December 31, 2004 was $25,000 and $25,000, respectively.  Interest charged to operations on this loan was $688 for the three months ended June 30, 2005 and 2004.  Interest charged to operations on this loan was $1,376 for the six months ended June 30, 2005 and 2004, respectively. The Company did not pay any principal amounts due on this note when it matured on October 15, 2000 and the note is in default.  In 2004, the Company issued the note holder 25,000 shares of its common stock as additional compensation for the failure to pay off the indebtedness.  The shares are subject to a three-year lockup agreement and were valued at $59,500 and charged to interest expense in 2004.

On April 28, 2003, the Company borrowed $10,000 from an unrelated third party.  The loan is unsecured, non-interest bearing and due on demand.

NOTE 6 – CONVERTIBLE DEBENTURES

On September 23, 2003, the Company entered into a Class A Secured Convertible Debenture (the “Debentures”) with Palisades Capital, LLC or its registered assigns (“Palisades”), pursuant to which Palisades has agreed to loan the Company up to $1,500,000.  On December 1, 2003, after Palisades had funded $240,000 of the original Debenture, the Company entered into additional Class A Secured Convertible Debentures with two additional investors, pursuant to which such investors would loan the Company up to $650,000 each, and the Company agreed with Palisades that Palisades would not make additional advances under the Debenture.  At June 30, 2005, the Company has received a total of $1,125,000 under the Debentures.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June  30, 2005 and 2004

NOTE 6 – CONVERTIBLE DEBENTURES, continued

Under the Debentures, each holder has to option to convert the principal amount of all monies loaned under the Debenture, together with accrued interest, into common stock of the Company at the lesser of (i) 50% of the average ten closing prices for the Company’s common stock for the ten days immediately preceding the conversion date or (ii) $0.10 (the lesser of the two being referred to as the “Conversion Price.”)  In the event the holders of the three Debentures loan at least $1,500,000 to the Company and subsequently elect to exercise their right to convert the Debentures into the Company’s common stock at a time when the conversion price is less than six cents per share, the three holders would receive at least 50 million shares of common stock, resulting in a change in control of the Company.  However, Mr. Bernstein, the Company’s president, would still retain voting control as a result of his holding 100 percent of the Company’s Class B common stock.  In addition, the Debentures provide that in the event the conversion price is less than $0.10 per share when the holder elects to convert, the Company would have the right, at any time during the 75 days following the date of the holder’s notice of conversion, to prepay all or a portion of the Debenture that has been requested to be converted and the Company would therefore not be required to issue the conversion shares.

Since the Debentures allow the holders to convert the outstanding principal amount into shares of the Company’s common stock at a discount to fair value, the Company recorded a BCF in the amount of $1,125,000 during 2004.  The amount was recorded as a debt discount and is being amortized as interest expense over the life of the Debentures.  Total interest expense related to the amortization of the discount was $99,856 and $81,455 for the three months ended June 30, 2005 and 2004, respectively.  Total interest expense related to the amortization of the discount was $199,710 and $119,027 for the six months ended June 30, 2005 and 2004, respectively.

The Company’s president entered into a voting agreement and irrevocable proxy, which provides that as of September 23, 2006, if an event of default (as defined in the Debentures) continues for a period of not less than 30 days, all Class B common stock which Mr. Bernstein owns of record, or becomes the owner of record in the future will be voted in accordance with the direction of Mr. Monty Freedman or his designated successor.  This loss of Mr. Bernstein’s voting rights would affect a change in the voting control of the Company.

The Debentures bear interest at an annual rate of 10%, are secured by substantially all assets of the Company and mature on December 31, 2006, when all principal and accrued interest becomes payable.  Advances to the Company totaled $0 and $685,000 during the six months ended June 30, 2005, and 2004, respectively.  The balance of the Debentures, including accrued interest, at June 30, 2005 and December 31, 2004 was $685,744 and $798,839, respectively, (net of unamortized discount of $599,130 and $480,055, respectively).  Interest expense on the Debentures, excluding amortization of the discount, was $31,255 and $23,205 during the three months ended June 30, 2005 and 2004, respectively. Interest expense for the six months ended June 30, 2005 and 2004, excluding amortization of the discount, was $61,422 and $35,124, respectively.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June  30, 2005 and 2004

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Royalties

On December 24, 1985, to provide funding for research and development of the Fatigue Fuse, the Company entered into various agreements with the Tensiodyne 1985-I R & D Partnership (the “Partnership.”)  These agreements were amended on October 9, 1989, and under the revised terms, obligated the Company to pay the Partnership a royalty of 10% of future gross sales.  The Company's obligation to the Partnership is limited to the capital contributed to it by its partners of approximately $912,500 plus accrued interest.

On August 30, 1986, the Company entered into a funding agreement with the Advanced Technology Center (“ATC”), whereby ATC paid $45,000 to the Company for the purchase of a royalty of 3% of future gross sales and 6% of sublicense revenue.  The royalty is limited to the $45,000 plus an 11% annual rate of return.  At December 31, 2004, the future royalty commitment is approximately $310,000.  The payment of future royalties is secured by equipment used by the Company in the development of technology as specified in the funding agreement.

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June  30, 2005 and 2004

NOTE 7 – COMMITMENTS AND CONTINGENCIES, continued

As discussed in Note 5, the Company granted a 1% royalty interest in the Company's Fatigue Fuse and a 0.5% royalty interest in EFS to a shareholder as partial consideration on a $25,000 loan made by the shareholder to the Company.

A summary of royalty interests that the Company has granted and are outstanding as of June 30, 2005 follows:

	Fatigue Fuse	EFS

Tensiodyne 1985-1 R&D Partnership	10.00% *	-
Advanced Technology Center:
Future gross sales	6.00% *	-
Sublicensing fees	12.00% **	-
Variety Investments, Ltd.	5.00%	-
University of Pennsylvania (see Note 4)
Net sales of licensed products	-	7.00%
Net sales of services	-	2.50%
Shareholder	1.00%	0.50%

*     Royalties limited to specific rates of return as discussed above.

**   The Company granted 12% royalties on sales from sublicense.  These royalties are also limited to specific rates of return as discussed above.

Through June 30, 2005, the Company owes no royalties under any agreements as sales of the products have not yet begun.

Litigation

In July 2002, the Company settled its pending lawsuit related to a contract dispute with Mr. Stephen Beck.  Under the terms of the settlement, Mr. Beck received 1,000 shares of the Company’s common stock.  The shares to be issued are subject to anti-dilution provisions for a period of five years.  The Company valued the shares issued to Mr. Beck at $40,000, the quoted price of the shares on date of issuance and charged the cost to operations.  During 2002 and 2003, the Company issued Mr. Beck an additional 657 shares of common stock pursuant to the anti-dilutive provision of the settlement agreement.  No additional shares were issued in 2004 or 2005.

Mr. Beck has recently contacted the Company concerning an alleged breach of the above settlement.  The Company believes that it has a counter claim against Mr. Beck for a breach of a consulting agreement.  Currently negotiations regarding these matters are ongoing.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June  30, 2005 and 2004

NOTE 7 – COMMITMENTS AND CONTINGENCIES, continued

Stock Purchase Agreement

In August 2004, the Company entered into a Stock Purchase Agreement (the “Seaside Agreement”) with Seaside Investments, PLC (“Seaside”).  The Seaside Agreement obligated the Company to issue and sell 10,332,000 shares of its common stock to Seaside for a purchase price of $0.55 per share.  In negotiating the Seaside Agreement, the Company issued 9,840,000 shares of its common stock that were held in escrow until the transaction was consummated.  In June 2005, the Seaside Agreement was terminated by mutual consent and the 9,840,000 shares were returned to the Company for cancellation.

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions.  These indemnities include certain agreements with the Company’s officers under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship.  The duration of these indemnities and guarantees varies, and in certain cases, is indefinite.  The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company would be obligated to make.  Historically, the Company has not been obligated to make significant payments for these obligations and no liability has been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

NOTE 8 – STOCKHOLDERS' EQUITY

Class A Common Stock

The holders of the Company's Class A common stock are entitled to one vote per share of common stock held.  During the three months ended June 30, 2005, the Company repurchased 1,400 shares of its common stock in the public market for $2,112. These shares are being held in treasury for cancellation.

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June  30, 2005 and 2004

NOTE 8 – STOCKHOLDERS' EQUITY, continued

Class A Preferred Stock

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

Class C Preferred Stock

The Class C preferred stock was offered as a unit.  Each unit consisted of one share of the Company’s Class C preferred stock, one Class A warrant and one Class B warrant.  Each warrant entitles the holder to purchase one share of the Company’s Class A common stock.  Class A warrants expired one year after issuance and entitled the warrant holder the right to purchase one share of the Company’s Class A common stock at a price set forth in the respective warrant, which was dependent on the date on which the unit was purchased.  Exercise prices for the Class A common stock warrants ranged from $0.05 per share to the greater of $0.35 or 1.5 times the average bid price.  Class B warrants expire two years after issuance and entitle the warrant holder the right to purchase one share of the Company’s Class A common stock at a price set forth in the respective warrant, which is dependent on the date on which the unit was purchased.  Exercise prices for the Class B warrants range from $0.10 per share to the greater of $0.35 per share or 1.5 times the average bid price.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June  30, 2005 and 2004

NOTE 8 – STOCKHOLDERS' EQUITY, continued

Each shareholder of Class C preferred stock is entitled to receive a cumulative dividend of 8% per annum for a period of two years.  Dividends do not accrue or are payable except out of EBITDA.  At June 30, 2005, no dividends are payable to Class C preferred shareholders.  Holders of the Class C preferred stock are junior to holders of the Company’s Class A and B preferred stock, but hold a higher position than common shareholders in terms of liquidation rights.  Holders of Class C preferred stock have no voting rights.  Holders of Class C preferred stock have the right to convert their shares to Class A common stock on a one-to-one basis.

The Company requires an approval of at least two-thirds of the holders of Class C preferred shareholders to alter or change their rights or privileges by way of a reverse stock split, reclassification, merger, consolidation or otherwise, so as to adversely affect the manner by which the shares of Class C preferred stock are converted into common shares.

Class D Preferred Stock

Holders of Class D preferred stock have a $0.001 liquidation preference, no voting rights and are junior to holders of all classes of preferred stock but senior to common shareholders in terms of liquidation rights.  Class D preferred stockholders are entitled to dividends as declared by the Company’s Board of Directors, which have not been declared as of June 30, 2005.  Each share of Class D preferred stock is convertible at the holder’s option into one share of the Company’s Class A common stock.

During the six months ended June 30, 2005, 500,000 shares of Class D preferred stock were converted into 500,000 shares of the Company’s common stock.

Issued and Outstanding Common Shares

From time to time, the Company issues its Class A common shares and holds the shares in escrow on behalf of another party until consummation of certain transactions.  The following is a reconciliation of shares issued and outstanding as of June 30, 2005:

Issued shares	136,843,367
Less shares held in escrow:
Shares pledged to financial institution as collateral for potential financing	(40,000,000)
Shares held pursuant to Birchington Agreement (see Note 3)	(1,755,000)
Other	(843)

Outstanding shares	95,087,524

Class A Common Stock Issuances Involving Non-cash Consideration

      The value assigned to shares issued for services were charged to operations in the period issued.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June  30, 2005 and 2004

NOTE 8 – STOCKHOLDERS' EQUITY, continued

2005

On January 14, 2005, the Company issued 500,000 shares through the conversion of 500,000 shares of its Series D preferred stock.  On February 7, 2005, the Company issued 400,000 shares for consulting services.  These shares are subject to a 30-month lock-up agreement and were valued at $555,000.  On March 11, 2005, the Company issued 75,750 shares for consulting services.  These shares are subject to a two-year lock-up agreement and were valued at $90,000.  On March 24, 2005, the Company issued 500,000 shares for consulting services.  These shares are subject to a two-year lock-up agreement and were valued at $580,000.

On April 4, 2005 the Company issued 5,000 shares for consulting services.  These shares are subject to a two-year lock-up agreement and were valued at $4,800.  On April 13, 2005 the Company issued 50,000 shares to an employee for compensation.  These shares are subject to a two-year lock-up agreement and were valued at $54,000.  On April 20, 2005, the Company issued 10,000 shares of its common stock to a shareholder pursuant to an agreement whereby all Company shares held by him are locked up for one year.  The Company valued these shares at $11,700.  On April 26, 2005, the Company issued 125,000 shares for research consulting services.  These shares are subject to a two-year lock-up agreement and were valued at $130,000.  On May 17, 2005, the Company issued 5,850,000 shares of its common stock in exchange for 5,850,000 shares of common stock of Birchington (see Note 3).  These shares are subject to a one-year lock-up agreement and were valued at $7,107,750.  Additionally, the Company issued 885,000 shares to consultants in connection with the transaction, which were reflected as a reduction of the value of the shares issued.

2004

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June  30, 2005 and 2004

NOTE 8 – STOCKHOLDERS' EQUITY, continued

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

NOTE 9 – RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2005 and 2004, the Company credited to operations interest accrued on the balance due it from its president (accrued at an annual rate of 8 percent per annum) amounting to $50 and $1,782, respectively.  During the six months ended June 30, 2005 and 2004, accrued interest credited to operations was $98 and $2,159, respectively. The balance owed the Company from its president as of June 30, 2005 and December 31, 2004 was $2,048 and $1,950, respectively.

The balance on the stock subscription due from the Company’s president at June 30, 2005 and December 31, 2004 was $57,090 and $55,096, respectively.  Interest credited to operations (at a rate of 8 percent per annum) on this receivable for the three months ended June 30, 2005 and 2004 was $997. Interest credited to operations (at a rate of 8 percent per annum) on this receivable for the six months ended June 30, 2005 and 2004 amounted to $1,904.

NOTE 10 – STOCK-BASED COMPENSATION PLANS

Stock Options

The Company has three stock option plans:  The 1998 Stock Plan (“the 1998 Plan”), the 2002 Stock Issuance/Stock Plan (“the 2002 Plan”) and the 2003 Stock Option, SAR and Stock Bonus Consultant Plan (“the 2003 Plan”).

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June  30, 2005 and 2004

NOTE 10 – STOCK-BASED COMPENSATION PLANS, continued

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

The Company also has agreements with two consultants whereby the Company will grant options to purchase shares of its common stock upon the Company increasing its annual revenue by $5 million in any fiscal year over its revenues in 2002.  The collective number of shares to be issued will give the two consultants a fifteen percent interest in the outstanding shares of the Company’s common stock.  No grants have been made pursuant to these agreements as the Company has not achieved the required revenues.  The agreements expire in March 2008.

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
Expected volatility                             n/a                    n/a

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June  30, 2005 and 2004

NOTE 10 – STOCK-BASED COMPENSATION PLANS, continued

Stock Warrants

As a condition to enter into the Debenture (see Note 6), Palisades required the Company to settle its legal obligation of $1,583,128 to two attorneys.  In 2003, the Company issued 22,000,000 shares of common stock and warrants to acquire up to 30,000,000 shares of common stock for $0.10 per share to seven investors in settlement of the $1,583,128 obligation.  The warrants contain a provision limiting the exercise of the warrants to a number of shares that do not exceed an amount that would cause the holder of each such warrant to beneficially own 4.99% of the outstanding common stock of the Company.  In addition, the warrants are granted only in proportion to the amount ultimately funded under the Debenture as a percentage of the $1,500,000 face value and expire December 31, 2010.  At June 30, 2005, 22,500,000 of these warrants have been granted and are exercisable.  During the six months ended June 30, 2005, warrants to purchase 2,000 shares of common stock were exercised at $0.50 per share.

NOTE 11 – SUBSEQUENT EVENT

On July 28, 2005, the Company issued 250,000 shares of its Class A common stock for consulting services.  These shares were valued at $412,500.

Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Critical Accounting Policies

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

The first critical accounting policy relates to revenue recognition.  Income from the Company’s research is recognized at the time services are rendered and billed for.

The second critical accounting policy relates to research and development expense.  Costs incurred in the development of the Company’s Electrochemical Fatigue Sensor and Videoscope are expensed as incurred.

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

The fourth critical accounting policy is the Company’s accounting for the beneficial conversion feature (“BCF”) of its convertible debenture.  The Company accounts for its BCF pursuant to Emerging Issues Task Force (“EITF”) 98-5 and 00-27, whereas the beneficial conversion feature is calculated at its intrinsic value at the commitment date (that is, the difference between the conversion price and the fair value of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible).  A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is then allocated to additional paid-in capital.  The Company amortizes the debt discount to interest expense over the life of the conversion period, which equals the remaining term of the Debenture.

Results of Operations for the Three Months Ended June 30, 2005 and 2004

Revenue generated by the Company during the quarter ended June 30, 2005 came from its research contracts with Northrop-Gruman amounting to $15,791.  In addition, interest income during the same quarter totaled $5,867 of which $1,047 was accrued on amounts due from its president and $4,820 was earned on its investments.

Revenue generated by the Company during the quarter ended June 30, 2004 came from its research contracts with Northrop-Gruman amounting to $3,065. In addition, the Company accrued interest income during the same quarter on amounts due from its president in the amount of $3,156.

During the three-month periods ended June 30, 2005 and 2004, the Company incurred research and development costs of $183,017 and $402,156, respectively.  Of the $183,017 incurred in 2005, $130,000 was related to the issuance of 125,000 shares of the Company’s common stock for services provided. Of the $402,156 incurred in 2004, $285,600 was related to the issuance of 120,000 shares of the Company’s common stock for services provided.

General and administrative costs were $262,038 and $159,465, respectively, for the three-month periods ended June 30, 2005 and 2004.  The major expenses incurred during 2005 consisted of consulting in the amount of $84,893, officer’s salary of $45,000, secretarial salary of $10,670, professional fees of $62,241, office expense of $13,449, travel expenses of $10,237, rent of $7,044, franchise and other taxes of $2,538 and payroll taxes of $4,609.  Of the $84,893 incurred for consulting expense, $58,800 related to the issuance of 65,000 shares of the Company’s common stock.  The major costs incurred during the three month period in 2004 consisted of officer’s compensation of $48,000 of which $18,000 was accrued. Other expenses incurred during the three months ended June 30, 2004 included professional fees of $11,137, consulting fees of $34,211, travel expenses of $6,908, telephone expense of $4,631, office expense of $8,765 and rent of $8,765.

Interest charged to operations for the quarter ended June 30, 2005 of $167,981 consist of $67,438 accrued interest due on the Company’s various obligations and the amortization of the discount on its convertible debenture totaling $99,856.  Interest charged to operations for the quarter ended June 30, 2004 of $191,325 consists of $49,683 accrued interest due on the Company’s various obligations, the amortization of the discount on its convertible debenture totaling $81,455 and 25,000 shares issued to a noteholder valued at $59,500.

Results of Operations for the Six Months Ended June 30, 2005 and 2004

Revenue generated by the Company during the six months ended June 30, 2005 came from its research contracts with Northrop-Gruman amounting to $34,099.  In addition, interest income during the same period totaled $10,890 of which $1,949 was accrued on amounts due from its president and $8,941 was earned on its investments.

Revenue generated by the Company during the six months ended June 30, 2004 came from its research contracts with Northrop-Gruman and URS amounting to $70,335.  In addition, the Company accrued interest income during the same six months on amounts due from its president in the amount of $6,246.

During the six month periods ended June 30, 2005 and 2004, the Company incurred research and development costs of $1,395,199 and $563,742, respectively.  Of the $1,395,199 incurred in 2005, $1,265,000 was related to the issuance of 1,025,000 shares of the Company’s common stock for services provided. Of the $563,742 incurred in 2004, $285,600 was related to the issuance of 120,000 shares of the Company’s common stock for services provided.

General and administrative costs were $583,600 and $1,683,234, respectively, for the six month periods ended June 30, 2005 and 2004.  The major expenses incurred during 2005 consisted of consulting in the amount of $211,495, officer’s salary of $99,000, secretarial salary of $21,244, professional fees of $116,437, office expense of $17,286, travel expenses of $26,463, rent of $14,088, franchise and other taxes of $9,981 and payroll taxes of $14,100.  Of the $211,495 incurred for consulting expense, $160,500 related to the issuance of 130,000 shares of the Company’s common stock.  Major costs incurred during 2004 included officer’s salary of $96,000 of which $36,000 was accrued, office salaries of $21,445, professional fees of $93,001, consulting fees of $1,378,555, travel of $16,821, telephone expense of $8,336, rent of $11,735 and office expense of $18,884. Of the $1,378,555 in consulting fees, $51,655 was paid in cash or accrued and the remaining $1,326,900 was paid through the issuance of 663,000 shares of the Company’s common stock.

Interest charged to operations for the six months ended June 30, 2005 of $333,334 consist of $132,249 accrued interest due on the Company’s various obligations and the amortization of the discount on its convertible debenture totaling $199,710.  Interest charged to operations for the six months ended June 30, 2004 of $274,550 consists of $94,649 accrued interest due on the Company’s various obligations, the amortization of the discount on its convertible debenture totaling $119,027 and 25,000 shares issued to a noteholder valued at $59,500.

Liquidity and Capital Resources

Cash and cash equivalents as of June 30, 2005 and 2004 were $301,246 and $119,449, respectively.

During the six months ended June 30, 2005, the Company received a total of $47,006 on services rendered on its research contract, $1,279,982 from the sale of marketable securities and $1,300 from the sale of its common stock.  During the same period, the Company spent $624,010 in its operations,  purchased equipment totaling $2,598 and purchased 1,400 shares of its common stock from the public market for $2,112.

During the six months ended June 30, 2004, the Company received a total of $801,868, which consisted of $95,312 from its two research and development contracts, $18,556 through the sale of 18,576 shares of its common stock, $685,000 in advances on the Company’s convertible debenture and a $3,000 repayment from the Company’s president. During the same six months, the Company used $721,848 in its operations, purchased office equipment for $677, used $2,785 in its Regulation S offering, made a $3,000 advance to its president and used $974 to purchase its 260 shares of Company common stock from a shareholder in a private transaction.

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (October 21, 1983).  In addition, the Company has used substantial amounts of working capital in its operations.  Further, at June 30, 2005, the deficits accumulated during the development stage amounted to approximately $42,300,000.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the Company’s ability to meet its financing requirements and the success of its future operations.  The Company has entered into a $215,000 contract to provide research services over a two-year period, of which approximately $106,000 is still available to be collected.  At June 30, 2005, the Company has approximately $301,000 of cash and cash equivalents and $213,000 of marketable securities held for trading and certificates of deposit. Although it is the intent of the Company to sell these shares and utilize the proceeds to fund its operations, the Company cannot rely upon the fact that a market will exist to sell the shares at the time funds are needed, and therefore, the Company continues to seek additional capital from other sources. Management believes that these funds will allow the Company to continue as a going concern through the end of 2005.  Management of the Company will need to raise additional debt and/or equity capital to finance future activities beyond 2005.  However, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

n/a.

Item 4. Controls and Procedures

As of June 30, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2005.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO concluded that as of June 30, 2005 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS

The Company's management, including the CEO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

Part II. Other Information

Item 2. Changes in Securities

On April 4, 2005 the Company issued 5,000 shares of its common stock to a consultant valued at $4,800. The shares are subject to a two-year lock-up agreement.  On April 13, 2005 the Company issued 50,000 shares of its common stock to an employee valued at $54,000. The shares are subject to a two-year lock-up agreement.  On April 20, 2005, the Company issued 10,000 shares of its common stock to a shareholder pursuant to an agreement whereby all company shares held by him are locked up for one year.  The Company valued the 10.000 shares at $11,700, which was charged to operations.  On April 26, 2005, the Company issued 125,000 shares of its common stock to a consultant in connection with the Company’s research projects, which were valued at $130,000.  The shares are subject to a two-year lock-up agreement.  On May 17, 2005, the Company issued 8,190,000 shares of its common stock in exchange for purchasing 5,850,000 shares in Birchington Investments Limited.  Of the 8,190,000 shares issued, 5,850,000 were issued to Birchington subject to a one-year lock up agreement, 1,755,000 shares are being held in escrow as discussed in Note 3 above, and 585,000 shares were issued to a consultant in connection with the transaction.  On June 23, 2005, the Company issued 300,000 shares of its common stock to another consultant in connection with the Birchington transaction. The recipient of the 300,000 shares issued a check for $300 in addition to providing services.  The Company valued the 6,735,000 shares issued in connection with the Birchington purchase (excluding the 1,755,000 shares held in escrow) at $7,170,750.  On June 21, 2005, the Company returned to treasury 9,992,000 shares of its common stock that were previously held in escrow.  These shares were subsequently cancelled.  On June 27, 2005, the Company issued 40,000,000 shares to be held in escrow in connection with a proposed loan transaction.  If the transaction is consummated, the 40,000,000 shares will be pledged as collateral against the loan.  The negotiations on the loan are ongoing and there is no assurance that the loan will be consummated.

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

Material Technologies, Inc.
Registrant

            /s/ Robert M. Bernstein
Robert M. Bernstein, President and Chief
Financial Officer