Form 10-K/A
period 2004-12-31
MATERIAL TECHNOLOGIES INC /CA/
filed 2005-09-28
CIK 1036668

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


On February 12, 2004, the Company issued 25,000 Class A common shares to a consultant for services rendered in connection with accounting assistance. The shares are subject to a three-year lock up agreement.


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


Date:  September 27, 2005



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


Date:  September 27, 2005



By:   /s/ Joel Freedman
   -------------------------------
   Joel Freedman, Secretary and Director


Date:  September 27, 2005



By:   /s/ John Goodman
   -------------------------------
   John Goodman, Director


Date:  September 27, 2005

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

   Consolidated Statements of Cash Flows.................................F-14

   Notes to Consolidated Financial Statements............................F-17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



Board of Directors and Stockholders
Material Technologies, Inc.



We have audited the accompanying consolidated balance sheet of Material Technologies, Inc. (a development stage company) (the "Company") as of December 31, 2004, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the cumulative data from October 21, 1983 (inception) to December 31, 2003 in the consolidated statements of operations, comprehensive loss and cash flows, which were audited by other auditors whose reports dated March 7, 2003 and March 16, 2004, which expressed unqualified opinions (the March 16, 2004 report was modified related to the uncertainty of the Company's ability to continue as a going concern), have been furnished to us. Our opinion, insofar as it relates to the amounts included for the cumulative period from October 21, 1983 (inception) to December 31, 2003, is based solely on the reports of the other auditors.


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


In our opinion, based on our audit and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Material Technologies, Inc. (a development stage company) as of December 31, 2004, and the results of its operations, and its cash flows for the year then ended and for the cumulative period from October 21, 1983 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


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




                                              CORBIN & COMPANY, LLP

Irvine, California
March 18, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


Board of Directors
Material Technologies, Inc.
Los Angeles, California


We have audited the accompanying consolidated balance sheet of Material Technologies, Inc., (a development stage company) (the "Company") as of December 31, 2003 and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the cumulative data from October 21, 1983 (inception) to December 31, 2002 in the statements of operations and cash flows, which were audited by another auditor whose report, dated March 7, 2003, which expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for the cumulative period from October 21, 1983 (inception) to December 31, 2002, is based solely on the report of the other auditor.


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


In our opinion, based on our audit and the report of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Material Technologies, Inc. (a development stage company) as of December 31, 2003, and the results of its operations, and its cash flows for the year then ended and for the cumulative period from October 21, 1983 (inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


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

                            For The Years Ended December 31, 2004, 2003 and 2002

================================================================================


NOTE 3 - INVESTMENTS, continued
-------------------------------

Marketable Securities
---------------------


On October 1, 2004, the Company consummated a Stock Purchase Agreement (the "Agreement") with Langley Park Investments, PLC ("Langley"), a corporation organized under the laws of England and Wales. The Langley shares are traded on the London Stock Exchange ("LSE"). Pursuant to the Agreement, the Company issued 8,666,666 shares of its common stock in exchange for 7,158,590 shares of Langley common stock. The number of Langley shares issued was based on the Company's shares having a value of $1.50 per share and the Langley shares having a value of one British Pound Sterling and the conversion rate of the British Pound Sterling to the U.S. Dollar in effect as of the close of business on the day preceding the closing date. The Company initially recorded the Langley shares at $12,973,513. This amount was determined by multiplying the number of Langley shares issued by the market value of the Langley shares of one British Pound Sterling and the applicable exchange rate. The Agreement further provides that of the Langley shares purchased, one half of the shares (3,579,295) are immediately saleable and the remaining half, to which the Company has legal title, will be held in an escrow account for a period of two years. If, at the end of the two-year period, the shares of the Company do not have a market price of at least $1.50 per share, the Company will be required to sell back some or all of the Langley shares held in escrow, based on a formula as defined in the Agreement. However, if at the end of the two-year period, the market value of the Company's common stock exceeds $1.50 per share, the Langley shares will be released from escrow. At December 31, 2004, the Company's common stock closing price was in excess of $1.50 per share. For financial reporting purposes, the Company considers the 1,000,000 remaining saleable shares as shares held for trading and the 3,579,295 shares owned by the Company but held in escrow as shares available for sale.


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

Stock Purchase Agreement
------------------------


In August 2004, the Company entered into a Stock Purchase Agreement with Seaside Investments, PLC ("Seaside"). Once the agreement is closed, the Company will issue and sell 10,332,000 shares of its common stock to Seaside for a purchase price of $0.55 per share. The purchase price for the shares will be the issuance to the Company of 4,920,000 shares of Seaside, net of a 9.1% finder's fee. The agreement provides that 1,623,600 shares will be held in an escrow account and the balance of 3,296,400 shares will be saleable on the LSE. The shares of the Company will be restricted stock for a period of one year from the date of issuance. If the shares of the Company do not have a market price of at least $0.55 per share at the end of the restricted period, the Company will be required to return some or all of the Seaside shares based on a formula as defined in the agreement.




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

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For The Years Ended December 31, 2004, 2003 and 2002

================================================================================


NOTE 11 - COMMITMENTS AND CONTINGENCIES, continued
--------------------------------------------------


The agreement is subject to a number of material conditions precedent before the obligation of any of the parties under the agreement matures. As of December 31, 2004, none of the conditions precedent were satisfied. As a result, the shares in escrow are reflected as issued but not outstanding at December 31, 2004 (see
Note 12).


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

2004
----


On January 7, 2004, the Company issued its administrative assistant 25,000 shares of its common stock for services rendered. These shares are subject to a three-year lockup agreement and were valued at 70% of their quoted market price at date of issuance amounting to $48,125. On February 11, 2004, the Company cancelled 250,000 shares of its Class D preferred stock in exchange for issuing 250,000 shares of its common stock. On February 12, 2004, the Company issued to two consultants a total of 550,000 shares of its common stock for services rendered. These shares are subject to a three-year lockup agreement and were valued at 70% of their quoted market price at date of issuance amounting to $1,135,750. On February 12, 2004, the Company issued to a consultant 25,000 shares of its common stock as payment on past due invoices. These shares are subject to a three-year lockup agreement and were valued at the amount of indebtedness cancelled of $25,000. On March 8, 2004, the Company cancelled 200,000 shares of its Class D preferred stock in exchange for 200,000 shares of its common stock. On March 16, 2004, the Company issued to a consultant 25,000 shares of its common stock for services rendered. These shares are subject to a three-year lockup agreement and were valued at 70% of their quoted market price at date of issuance amounting to $53,550. On March 26, 2004, the Company issued to a consultant 25,000 shares of its common stock for services rendered. These shares are subject to a three-year lockup agreement and were valued at 70% of their quoted market price at date of issuance amounting to $55,125. On April 23, 2004, the Company cancelled 250,000 shares of its Class D preferred stock in exchange for 250,000 shares of its common stock. On May 12, 2004, the Company issued 25,000 shares of its common stock to a note holder as additional consideration for its delay in paying off the principal balance owed (see Note
8). These shares are subject to a three-year lockup agreement and were valued at 70% of their quoted market price at date of issuance amounting to $59,500. On May 13, 2004, the Company cancelled 250,000 shares of its Class D preferred stock in exchange for 250,000 shares of its common stock. On May 25, 2004, the Company issued to a consultant 10,000 shares of its common stock for services rendered. These shares are subject to a three-year lockup agreement and were valued at 70% of their quoted market price at date of issuance amounting to $24,150. On June 1, 2004, the Company cancelled 2,700 shares of its Class C preferred stock in exchange for 2,700 shares of its common stock. On June 18, 2004, the Company issued to a consultant 120,000 shares of its common stock for services rendered. These shares are subject to a three-year lockup agreement and



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

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For The Years Ended December 31, 2004, 2003 and 2002

================================================================================


NOTE 12 - STOCKHOLDERS' EQUITY, continued
-----------------------------------------

were valued at 70% of their quoted market price at date of issuance amounting to $285,600. On June 30, 2004, the Company issued an attorney 50,000 shares of its common stock as payment on past due invoices. The shares issued are subject to a three-year lockup agreement and were valued at the indebtedness cancelled of $39,467. On June 30, 2004, the Company issued to a consultant 3,000 shares of its common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $10,200. On July 27, 2004, the Company issued 1,000,000 of its common stock to Mr. William Berks, the Company's vice-president, for services rendered. These shares are subject to a three-year lockup agreement and were valued at 70% of their quoted market price at date of issuance amounting to $2,380,000. On July 27, 2004, the Company issued to a consultant 300 shares of its common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $1,020. On August 9, 2004, the Company issued to a consultant 1,800 shares of its common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $6,120. On August 16, 2004, the Company issued 1,000 shares of its common stock in connection with its Regulation S offering. These shares were valued at their quoted market price at date of issuance amounting to $3,400. On August 16, 2004, the Company issued three consultants a total of 599,000 shares of its common stock for services rendered. These shares are subject to a three-year lockup agreement and were valued at 70% of their quoted market price at date of issuance amounting to $1,341,760. On August 24, 2004, the Company issued to two consultants a total of 5,600 shares of its common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $18,200. On September 2, 2004, the Company issued 7,500 shares of its common stock to Mr. William Berks, the Company's vice-president, for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $24,000. On September 28, 2004, the Company issued its outside accountant 1,000 shares of its common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $3,020. On October 1, 2004, the Company issued 8,666,666 shares of its common stock in exchange for 7,158,590 shares of Langley Park Investments, PLC. The shares issued were valued at the market price of the shares received of $12,973,513. On October 1, 2004, the Company issued to a consultant 36,923 shares of its common stock for services rendered. These shares are subject to a three-year lockup agreement and were valued at 70% of their quoted market price at date of issuance amounting to $78,572. On October 1, 2004, the Company issued to a consultant 1,000 shares of its common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $2,128. On October 6, 2004, the Company issued to a consultant 200,000 shares of its common stock for services rendered. These shares are subject to a three-year lockup agreement and were valued at 70% of their quoted market price at date of issuance amounting to $425,600. On October 13, 2004, the Company cancelled 2,570,000 shares of its Class D preferred stock for 2,570,000 shares of its common stock. On October 15, 2004, the Company issued Joel Freedman, a director and corporate officer, 2,260,000 shares of its common stock for services rendered. These shares are subject to a two-year lockup agreement and were valued at 80% of their quoted market price at date of issuance amounting to $4,972,000. On October 15, 2004, the Company issued John Goodman, a director and corporate officer, 1,500,000 shares of its common stock for services rendered. These shares are subject to a two-year lockup agreement and were valued at 80% of their quoted market price at date of issuance amounting to $2,760,000. On October 25, 2004, the Company


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

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For The Years Ended December 31, 2004, 2003 and 2002

================================================================================


NOTE 12 - STOCKHOLDERS' EQUITY, continued
-----------------------------------------

issued 100,000 shares of its common stock to its outside accountant for services rendered. These shares are subject to a three-year lockup agreement and were valued at 70% of their quoted market price at date of issuance amounting to $210,000. On November 22, 2004, the Company issued its administrative assistant 25,000 shares of its common stock for services rendered. These shares are subject to a three-year lockup agreement and were valued at 70% of their quoted market price at date of issuance amounting to $39,375. On November 29, 2004, the Company issued an additional 24,800 shares of its common stock to certain shareholders in connection with its Regulation S Offering at no additional consideration than what these shareholders previously paid for the original shares issued. On December 17, 2004, the Company issued to two consultants a total of 175,000 shares of its common stock for services rendered. These shares are subject to a two-year lockup agreement and were valued at 80% of their quoted market price at date of issuance amounting to $315,000.

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