Form 10-Q/A
period 2005-03-31
MATERIAL TECHNOLOGIES INC /CA/
filed 2005-09-28
CIK 1036668

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

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              For The Three Months Ended March 31, 2005 and 2004

================================================================================


NOTE 3 - INVESTMENTS
--------------------


On October 1, 2004, the Company consummated a Stock Purchase Agreement (the "Agreement") with Langley Park Investments, PLC ("Langley"), a corporation organized under the laws of England and Wales. The Langley shares are traded on the London Stock Exchange ("LSE"). Pursuant to the Agreement, the Company issued 8,666,666 shares of its common stock in exchange for 7,158,590 shares of Langley common stock. The number of Langley shares issued was based on the Company's shares having a value of $1.50 per share and the Langley shares having a value of one British Pound Sterling per share and the conversion rate of the British Pound Sterling to the U.S. Dollar in effect as of the close of business on the day preceding the closing date. The Company initially recorded the Langley shares at $12,973,513. This amount was determined by multiplying the number of Langley shares issued by the market value of the Langley shares of one British Pound Sterling and the applicable exchange rate. The Agreement further provides that of the Langley shares purchased, one half of the shares (3,579,295) are immediately saleable and the remaining half, to which the Company has legal title, will be held in an escrow account for a period of two years. For financial reporting purposes, the Company considers the 3,579,295 shares held in escrow as shares available for sale. If, at the end of the two-year period, the shares of the Company do not have a market price greater than or equal to $1.50, the Company will be required to sell back some or all of the Langley shares it owns in escrow, based on a formula as defined in the Agreement. However, if at the end of the two-year period, the market value of the Company's common stock equals or exceeds $1.50, the Langley shares will be released from escrow. At March 31, 2005, the Company's common stock closing price was less than $1.50. Based upon the formula in the Agreement, the Company would be obligated to offer to sell back approximately 119,000 of the escrow shares to Langley at a nominal price. As of March 31, 2005, the Company recorded an unrealized loss related to these shares of $40,846 in other comprehensive loss.


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

The agreement is subject to a number of material conditions precedent before the obligation of any of the parties under the agreement matures. As of March 31, 2005, none of the conditions precedent were satisfied. As a result, the shares in escrow are reflected as issued but not outstanding at December 31, 2004 (see
Note 8).


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