Form 10-Q/A
period 2005-06-30
MATERIAL TECHNOLOGIES INC /CA/
filed 2005-09-28
CIK 1036668

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
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June  30, 2005 and 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Investments

Marketable securities purchased with the intent of selling them in the near term are classified as trading securities. Trading securities are initially recorded at cost and are adjusted to their fair value, with the change in fair value during the period included in earnings as unrealized gains or losses.  Realized gains or losses on dispositions are based upon the net proceeds and the adjusted book value of the securities sold, using the specific identification method, and are recorded as realized gains or losses in the consolidated statements of operations.  Marketable securities that are not classified as trading securities are classified as available-for-sale securities.  Available-for-sale securities are initially recorded at cost.  Available-for-sale securities with quoted market prices are adjusted to their fair value.  Any change in fair value during the period is excluded from earnings and recorded, net of tax, as a component of accumulated other comprehensive income (loss).  Any decline in value of available-for-sale securities below cost that is considered to be “other than temporary” is recorded as a reduction of the cost basis of the security and is included in the statement of operations as a write down of the market value.  Non-marketable securities consist of equity securities for which there are no quoted market prices.   Such investments are recorded initially at cost and are reduced when the Company has indications that permanent decline in value has occurred.  At such time as quoted market prices become available, the net cost basis of these securities will be reclassified to the appropriate category of marketable securities.

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

NOTE 3 – INVESTMENTS

On October 1, 2004, the Company consummated a Stock Purchase Agreement (the “Langley Agreement”) with Langley Park Investments, PLC (“Langley”), a corporation organized under the laws of England and Wales.  The Langley shares are traded on the London Stock Exchange (“LSE”).  Pursuant to the Langley Agreement, the Company issued 8,666,666 shares of its common stock in exchange for 7,158,590 shares of Langley common stock.  The number of Langley shares issued was based on the Company’s shares having a value of $1.50 per share and the Langley shares having a value of one British Pound Sterling per share and the conversion rate of the British Pound Sterling to the U.S. Dollar in effect as of the close of business on the day preceding the closing date.  The Company initially recorded the Langley shares at $12,973,513.  This amount was determined by multiplying the number of Langley shares issued by the market value of the Langley shares of one British Pound Sterling and the applicable exchange rate.  The Langley Agreement further provides that of the Langley shares purchased, one half of the shares (3,579,295) are immediately saleable and the remaining half, to which the Company has legal title, will be held in an escrow account for a period of two years.  For financial reporting purposes, the Company considers the 3,579,295 shares held in escrow and owned by the Company as shares available for sale.  If, at the end of the two-year period, the shares of the Company do not have a market price greater than or equal to the Company’s original closing price, as defined in the Langley Agreement, the Company will be required to sell back some or all of the Langley shares it owns in escrow, based on a formula as defined in the Langley Agreement.  However, if at the end of the two-year period, the market value of the Company’s common stock exceeds the closing price, the Langley shares will be released from escrow.  At June 30, 2005, the Company’s common stock closing price was less than the closing price.  Based upon the formula in the Langley Agreement, the Company would be obligated to offer to sell back approximately 119,000 of the escrow shares to Langley at a nominal price.

During 2004, the Company sold 2,579,295 of its Langley trading shares for net proceeds of $1,005,606 and recognized a loss on these sales of $3,668,850, which was charged to operations.  The Company determined that $4,284,760 of the decline in the value of available-for-sale investments in 2004 was other than temporary and therefore, included the decline in 2004 operations as a write-down. The Company charged the remaining $1,167,616 decline in market value of the Langley trading shares that was considered temporary at December 31, 2004 to other comprehensive loss.  During the six months ended June 30, 2005, the Company sold its remaining currently saleable shares for $285,516 and recognized a loss from the sale totaling $3,474.  In addition, for the six months ended June 30, 2005, the Company adjusted its remaining investment in the Langley shares to market (net of the number of the shares it would be required to sell back to Langley as of June 30, 2005)and recorded an unrealized loss related to these shares of $251,655 in other comprehensive loss.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June  30, 2005 and 2004

NOTE 3 – INVESTMENTS, continued

On April 7, 2005, the Company entered into an agreement (the “Birchington Agreement”) to purchase 5,850,000 shares of Birchington Investments Limited (“Birchington”), a corporation organized under the laws of the British Virgin Islands.  The Birchington shares are listed, but not yet traded, on the Dublin Stock Exchange.  Pursuant to the Birchington Agreement, the Company issued 5,850,000 shares of its Class A common stock in exchange for 5,850,000 shares of Birchington’s common stock.   Additionally, the Company reserved 1,755,000 shares of its common stock in escrow (reflected as issued but not outstanding at June 30, 2005 as the Company still has legal title to these shares) as Downside Price Protection, as defined in the Birchington Agreement.  These shares were recorded at $1.215 per share, the average price of the Company’s stock on the ten days preceding the closing date, less a 10% discount due to a one-year lockup restriction on the shares.  The Company shares are restricted from sale by Birchington for a period of one year.  If the price of the Company’s common stock is below $1.00 on the anniversary of the closing date of this transaction, then Birchington shall be entitled to purchase out of escrow a percentage of the escrowed shares equal to the percentage of such decline for a price of $.01 per share.  Any shares remaining in escrow will then be returned to the Company.  No such decrease has occurred at June 30, 2005.  In the future, as additional shares would be required to be sold, the Company will record the fair value of such additional shares as an unrealized loss on its investment.  In addition, at June 30, 2005, the Company recorded the Birchington shares as non-marketable securities and valued them at cost as there has been no trading and quoted market prices are not available, and Company management has no information to support any permanent reduction in value at June 30, 2005.  In connection with the Birchington Agreement, the Company issued 885,000 shares of its common stock to consultants. The shares were reflected as a dilution to the value per share recorded by the Company in the Birchington transaction.

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
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June  30, 2005 and 2004

NOTE 7 – COMMITMENTS AND CONTINGENCIES, continued

Stock Purchase Agreement

In August 2004, the Company entered into a Stock Purchase Agreement (the “Seaside Agreement”) with Seaside Investments, PLC (“Seaside”).  Once the Seaside Agreement was to have closed, the Company was to have issued and sold 10,332,000 shares of its common stock to Seaside for a purchase price of $0.55 per share.  In negotiating the Seaside Agreement, the Company issued 9,840,000 shares of its common stock that were held in escrow until the transaction was consummated.  In June 2005, the Seaside Agreement was terminated by mutual consent before it was closed and the 9,840,000 shares were returned to the Company for cancellation.

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