Form 10-Q
period 2005-09-30
MATERIAL TECHNOLOGIES INC /CA/
filed 2005-11-14
CIK 1036668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
               ACT OF 1934

For the quarterly period ended September 30, 2005

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
               ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 333-23617

Material Technologies, Inc. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	95-4622822 (I.R.S. Employer Identification No.)
11661 San Vicente Boulevard, Suite 707 Los Angeles, CA (Address of principal executive offices)	90049 (Zip Code)
Registrant’s telephone number, including area code  (310) 208-5589

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     X       No

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes              No    X

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

                Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes              No

Applicable only to corporate issuers

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 1, 2005, there were 151,573,275 shares issued, and 108,832,909 shares outstanding, of our Series A common stock.  As of November 1, 2005, there were 600,000 shares of Series B common stock issued and outstanding.

MATERIAL TECHNOLOGIES, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION................................................................................. 3

ITEM 1     Financial Statements...................................................................................................... 4

ITEM 2     Management’s Discussion and Analysis of Financial Condition and Results of

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward‑looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward‑looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.”  Forward‑looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward‑looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  Our future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1           Financial Statements

                                                                                                              MATERIAL TECHNOLOGIES, INC.
                                                                                                      (A DEVELOPMENT STAGE COMPANY)
                                                                                                          CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2005	December 31, 2004
                                                                                                                                                        (Unaudited)
Current assets:
       Cash and cash equivalents                                                                $            461,898         $               100,800
       Investments in marketable securities held for trading                                          10,919                          988,990
       Receivable due on research contract                                                                 17,107                            15,895
       Prepaid services                                                                                             437,500                                     -
       Prepaid expenses and other current assets                                                          2,100                               1,950

                Total current assets                                                                               929,524                        1,107,635

Investments in marketable securities available for sale                                             684,171                        1,034,380
Investments in non-marketable securities                                                             3,582,600                                      -
Property and equipment, net                                                                                    12,825                             14,838
Intangible assets, net                                                                                                  6,301                               7,888
Deposit                                                                                                                     2,348                               2,348

                                                                                                              $          5,217,769        $              2,167,089
                                                                                                             =============       ===============

Continued…
                                                                                                                                                                              F-1

                                                                                                              MATERIAL TECHNOLOGIES, INC.
                                                                                                      (A DEVELOPMENT STAGE COMPANY)
                                                                               CONSOLIDATED BALANCE SHEETS - CONTINUED

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2005	December 31, 2004
                                                                                                                                                                (Unaudited)

Current liabilities:
       Accounts payable and accrued expenses                                                  $             276,914         $              344,702
       Current portion of research and development sponsorship payable                             25,000                         760,831
       Notes and accrued interest payable                                                                           88,110                           86,892

                Total current liabilities                                                                                    390,024                      1,192,425

Research and development sponsorship payable, net of current portion                           745,147                                   -
Convertible debentures and accrued interest payable, net of discount of
       $499,275 and $798,839, respectively                                                                     817,985                        424,612

                Total liabilities                                                                                             1,953,156                     1,617,037

Minority interest in consolidated subsidiary                                                                            825                               825

Commitments and contingencies

Stockholders’ equity:
    Class A preferred stock - $.001 par value; liquidation preference of $720 per share; 350,000 shares authorized; 337 shares issued
      and outstanding at September 30, 2005 and December 31, 2004                                       -                                    -
    Class B preferred stock - $.001 par value; liquidation preference of
      $10,000 per share; 15 shares authorized; 0 shares issued and
      outstanding at September 30, 2005 and December 31, 2004                                              -                                    -
    Class C preferred stock - $.001 par value; liquidation preference of
      $0.001 per share; 25,000,000 shares authorized; 1,350 shares
      issued and outstanding at September 30, 2005 and December 31, 2004                             1                                   1
    Class D preferred stock - $.001 par value; liquidation preference of
      $0.001 per share; 20,000,000 shares authorized; 1,420,000 and
      1,920,000 shares issued and outstanding at September 30, 2005 and
      December 31, 2004, respectively                                                                                1,420                            1,920
    Class A common stock - $.001 par value; 1,699,400,000 shares authorized;
      151,513,275 and 107,517,617 shares issued, 107,957,432 and 86,684,774
      shares outstanding at September 30, 2005 and December 31, 2004, respectively     107,957                          86,685
    Class B common stock - $.001 par value; 600,000 shares authorized, issued
      and outstanding at September 30, 2005 and December 31, 2004                                   600                                600
    Additional paid-in capital                                                                                      56,238,449                   41,717,219
       Deficit accumulated during the development stage                                             (51,501,410)                 (40,034,486)
    Treasury stock (3,800 shares, at cost)                                                                         (7,316)                                  -
    Notes receivable – common stock                                                                             (58,088)                        (55,096)
    Accumulated other comprehensive loss                                                                 (1,517,825)                   (1,167,616)

                Total stockholders’ equity                                                                          3,263,788                         549,227

                                                                                                                      $         5,217,769           $         2,167,089

                                                                             See accompanying notes to the consolidated financial statements
                                                                                                                                                                               F-2

                                                                                                              MATERIAL TECHNOLOGIES, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                                                                     (UNAUDITED)

				From Inception
Three Months Ended		Nine Months Ended		(October 21, 1983)
September 30,		September 30,		Through
2005	2004	2005	2004	September 30, 2005

                                                                                       (Restated)                                     (Restated)

Revenues:
      Research and development             $         22,963     $        29,186      $         57,062    $     99,522       $           5,270,355
      Other                                                                 -                         -                          -                     -                       274,125

                   Total revenues                              22,963               29,186                57,062            99,522                    5,544,480

Costs and expenses:
      Research and development                      890,607          3,843,144           2,285,806        4,406,886                 15,151,633
      General and administrative                       495,410             204,984           1,079,010        1,888,218                 23,075,312

                   Total costs and expenses         1,386,017          4,048,128           3,364,816        6,295,104                 38,226,945
                   Loss from operations             (1,363,054)        (4,018,942)        (3,307,754)     (6,195,582)               (32,682,465)

Other income (expense):
      Other than temporary write down
         of marketable securities available
         for sale                                                            -                         -                        -                       -                   (4,284,760)
      Realized loss on sale of marketable
         securities                                                         -                         -                (3,540)                     -                    (3,672,390)
      Unrealized losses on decrease in value
         of securities held for trading                             -                         -                         -                      -                    (1,523,310)
      License settlement expense                 (7,738,400)                        -          (7,738,400)                    -                    (7,738,400)
      Interest expense                                      (97,635)            (150,651)           (430,969)        (425,201)                  (1,678,172)
      Interest income                                           3,649                  3,256               14,539               9,502                        369,277
      Loss on settlement of indebtedness                    -                          -                         -                       -                      (244,790)
      Loss on abandonment of interest in
         joint venture                                                   -                          -                         -                       -                        (33,000)
                    Other expense, net              (7,832,386)            (147,395)       (8,158,370)           (415,699)              (18,805,545)

Loss before provision for income taxes    (9,195,440)         (4,166,337)     (11,466,124)        (6,611,281)               (51,488,010)
Provision for income taxes                                       -                         -                   (800)                 (800)                       (13,400)

                   Net loss                             $ (9,195,440)     $ (4,166,337)  $ (11,466,924)     $ (6,612,081)      $       (51,501,410)

Per share data:
   Basic and diluted net loss per share    $          (0.10)     $          (0.06)   $            (0.12)     $          (0.10)
   Weighted average Class A common
      shares outstanding (basic and diluted) 96,309,168         70,149,996       91,756,572         68,374,027

                                                                                             See accompanying notes to the consolidated financial statements
                                                                                                                                                                                               F-3

                                                                                                              MATERIAL TECHNOLOGIES, INC.
                                                                                                      (A DEVELOPMENT STAGE COMPANY)
                                                              CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                                                                                                                                     (UNAUDITED)

				From Inception
Three Months Ended		Nine Months Ended		(October 21, 1983)
September 30,		September 30,		Through
2005	2004	2005	2004	September 30, 2005

                                                                               (Restated)                                    (Restated)

Net loss                                     $   (9,195,440)    $  (4,166,337)    $ (11,466,924) $ (6,612,081)    $        (51,501,410)

Other comprehensive loss:
      Decrease in market value of securities
        available for sale                           (98,554)                        -             (350,209)                    -                 (1,517,825)

Net comprehensive loss             $    (9,293,994)    $   (4,166,337)   $ (11,817,133) $  (6,612,081)   $        (53,019,235)
                                                 ===========    ==========    =========== ==========   =============

                                                                                    See accompanying notes to the consolidated financial statements
                                                                                                                                                                                      F-4

                                                                                                              MATERIAL TECHNOLOGIES, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                                                                     (UNAUDITED)

		From Inception
		(October 21, 1983)
Nine Months Ended September 30,		Through
2005	2004	September 30, 2005

                                                                                                                           (Restated)

Cash flows from operating activities:
       Net loss                                                                        $     (11,466,924)     $    (6,612,081)     $        (51,501,410)

       Adjustments to reconcile net loss to net cash
         used in operating activities:
                Issuance of common stock for services                         10,320,536              5,453,270                   24,483,456
                Other-than-temporary write-down of marketable
                  securities available for sale                                                          -                            -                      4,284,760
                Realized loss on sale of marketable securities                         3,540                            -                      3,672,324
                Unrealized loss on marketable securities                                        -                            -                      1,523,310
                Legal fees incurred for note payable                                              -                            -                      1,456,142
                Accrued interest expense added to principal                      129,343                 179,074                         933,759
                Amortization of discount on convertible debentures            299,565                 209,318                         625,726
                Accrued interest income added to principal                          (3,142)                   (9,502)                      (302,771)
                Loss on settlement of indebtedness                                               -                             -                         244,790
                Depreciation and amortization                                               6,197                      6,321                         209,528
                Other non-cash adjustments                                                         -                              -                        (107,722)
                (Increase) decrease in receivable due on research
                     contract                                                                         (1,212)                     8,206                          (67,435)
                Increase in deposits                                                                     -                              -                            (2,348)
                (Decrease) increase in accounts payable and
                  accrued expenses                                                            (92,788)                   (49,981)                    1,128,193

       Net cash used in operating activities                                          (804,885)                 (815,375)                   (6,129,596)

Cash flows from investing activities:
       Proceeds from sale of securities                                              1,481,601                               -                      2,970,809
       Purchase of securities                                                               (507,070)                              -                    (1,497,076)
       Payment received on officer loans                                                         -                        3,000                         876,255
      Funds advanced to officers                                                                    -                       (7,000)                      (549,379)
       Purchase of property and equipment                                            (2,598)                         (677)                      (269,746)
       Investment in joint ventures                                                                   -                                -                       (102,069)
       Proceeds from foreclosure                                                                    -                                -                          44,450
       Proceeds from sale of equipment                                                          -                                 -                         10,250
       Payment for license agreement                                                              -                                 -                         (6,250)

       Net cash provided by (used in) investing activities                       971,933                       (4,677)                  1,477,244

Continued …
                                                                                                                                                                                      F-5

                                                                                                              MATERIAL TECHNOLOGIES, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                                                                       (UNAUDITED)

		From Inception
		(October 21, 1983)
Nine Months Ended September 30,		Through
2005	2004	September 30, 2005

                                                                                                                               (Restated)

Cash flows from financing activities:
       Proceeds from sale of common stock                                       201,366                 170,556                       3,542,224
       Proceeds from convertible debentures and other
         notes payable                                                                                    -                 785,000                       1,307,069
       Proceeds from sale of preferred stock                                                 -                             -                          473,005
       Costs incurred in offerings                                                                   -                  (10,314)                        (468,201)
       Capital contributions                                                                           -                             -                          301,068
       Repurchase of common stock for
         cancellation                                                                              (7,316)                   (4,168)                         (35,915)
       Payment on proposed reorganization                                                   -                             -                            (5,000)

       Net cash provided by financing activities                                   194,050                 941,074                      5,114,250

Net change in cash and cash equivalents                                          361,098                 125,022                         461,898

Cash and cash equivalents, beginning of period                                100,800                   47,664                                    -

Cash and cash equivalents, end of period                           $           461,898       $         172,686       $               461,898
                                                                                         ============      ===========      ==============

Supplemental disclosure of cash flow information:

       Interest paid during the period                                    $               2,064       $              2,064
                                                                                        =============    ============
       Income taxes paid during the period                           $                   800       $                800
                                                                                        =============    ============

Supplemental disclosure of non-cash investing and financing activities:

2005

The Company issued 8,052,750 shares of its Class A common stock for services and license settlement valued at $10,320,536 and prepaid services with a net unamortized balance of $437,500.

The Company issued 11,850,000 shares and paid issuance costs of 1,185,000 shares of its Class A common stock for non-marketable securities valued at $3,570,750.

The Company issued 500,000 shares of its Class A common stock through the conversion of 500,000 shares of Class D preferred stock.

2004

The Company issued 450,000 shares of its Class A common stock through the conversion of 450,000 shares of its Class D preferred stock.

The Company issued 650,000 shares of its Class A common stock for services valued at $5,453,270.

See accompanying notes to the consolidated financial statements for additional non-cash investing and financing activities.

                                                                                    See accompanying notes to the consolidated financial statements
                                                                                                                                                                                      F-6

                                                                                                              MATERIAL TECHNOLOGIES, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                           For The Three and Nine Months Ended September 30, 2005 and 2004

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These interim consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2004.

Restatement of September 30, 2004 Net Loss

The accompanying statements of operations for the three and nine months ended September 30, 2004 have been restated to properly reflect certain shares granted to consultants and to reflect amortization of the discount on the Company’s convertible debentures as of September 30, 2004 (see Note 7).

A reconciliation of the net loss as restated for the nine months ended September 30, 2004 is as follows:

      Net loss as originally reported                                                                              $    (5,546,419)
      Issuance of common stock for services                                                                         (856,344)
      Amortization of discount on convertible debentures                                                       (209,318)

            Net loss as restated                                                                                       $    (6,612,081)
                                                                                                                                 ===========
       Net loss per share:
            As originally reported                                                                                    $             (0.08)
            Adjustment for increased expense                                                                                (0.02)

            As restated                                                                                                     $             (0.10)
                                                                                                                                 ===========

                                                                                                              MATERIAL TECHNOLOGIES, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                           For The Three and Nine Months Ended September 30, 2005 and 2004

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION, continued

A reconciliation of the net loss as restated for the three months ended September 30, 2004 is as follows:

      Net loss as originally reported                                                                              $    (4,167,912)
      Issuance of common stock for services                                                                             91,865
      Amortization of discount on convertible debenture                                                           (99,290)

            Net loss as restated                                                                                       $     (4,166,337)
                                                                                                                                 ===========

       Net loss per share:
            As originally reported                                                                                    $              (0.06)
            Adjustment for increased expense                                                                                  (0.00)

            As restated                                                                                                   $               (0.06)
                                                                                                                                ============

In addition, the accompanying consolidated statement of cash flows for the nine months ended September  30, 2004 has been restated to reflect the above adjustments.

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

On September 23, 2003, the Company’s Board of Directors affected a 1,000-for-1 reverse stock split of its Class A common stock and all classes of its preferred stock.  The financial statements presented herein have been restated to reflect the reverse stock split as if it had occurred at the beginning of each period presented.  Unless otherwise noted, common stock refers to Class A common stock.

Going Concern

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (October 21, 1983).  In addition, the Company has used substantial amounts of working capital in its operations.  Further, at September 30, 2005, the deficits accumulated during the development stage amounted to approximately $51,500,000.

                                                                                                              MATERIAL TECHNOLOGIES, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                           For The Three and Nine Months Ended September 30, 2005 and 2004

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION, continued

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the Company’s ability to meet its financing requirements and the success of its future operations.  The Company has entered into a $215,000 contract to provide research services over a two-year period, of which approximately $83,000 is still available to be collected.  During 2005, the Company netted approximately $978,000 from the sale of marketable securities and $201,000 from the sale of common stock.  At September 30, 2005, the Company has approximately $462,000 of cash and cash equivalents and $10,900 of marketable securities held for trading. Additionally, the Company has marketable securities available for sale of approximately $684,000 and non-marketable securities of approximately $3,583,000.  Although it is the intent of the Company to sell these shares and utilize the proceeds to fund its operations, the Company cannot rely upon the fact that a market will exist to sell the shares at the time funds are needed, and therefore, the Company continues to seek additional capital from other sources. Management believes that these funds will allow the Company to continue as a going concern through the first quarter of 2006.  Management of the Company will need to raise additional debt and/or equity capital to finance future activities beyond the first quarter of 2006.  However, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the realizability of available-for-sale and non-marketable securities.  Accordingly, actual results could differ from those estimates.

                                                                                                              MATERIAL TECHNOLOGIES, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                           For The Three and Nine Months Ended September 30, 2005 and 2004

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

Non-marketable securities consist of equity securities for which there are no quoted market prices.  Such investments are initially recorded at their cost.  In the case of non-marketable securities acquired with the Company’s common stock, the Company values the securities at a significant discount to the stated per share cost based upon the Company’s historical experience with similar transactions as to the amount ultimately realized from the sale of the shares.  For the Birchington shares (see Note 4), the Company has applied an 80% discount to the stated per share cost.  Such investments will be reduced when the Company has indications that a permanent decline in value has occurred.  At such time as quoted market prices become available, the net cost basis of these securities will be reclassified to the appropriate category of marketable securities.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of September 30, 2005, the Company does not believe there has been any impairment of its long-lived assets.

Intangible Assets

Intangible assets consist of patents, license agreements and website design costs and are recorded at cost.  Patents and license agreements are amortized over 17 years and website design costs are amortized over 5 years.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the carrying values of intangible assets are evaluated for impairment annually or whenever events or changes in circumstances indicate that the historical cost carrying value may no longer be appropriate.  As of September 30, 2005, the Company does not believe there has been any impairment of its intangible assets.

                                                                                                              MATERIAL TECHNOLOGIES, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                           For The Three and Nine Months Ended September 30, 2005 and 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Beneficial Conversion Feature

The convertible feature of the Debentures (see Note 7) provides for a rate of conversion that is below market value.  This feature is normally characterized as a beneficial conversion feature (“BCF”), which is recorded by the Company pursuant to Emerging Issues Task Forces (“EITF”) Issue No. 98-5 (“EITF 98-05”), “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments.”

Convertible Debentures

The Company’s convertible debentures are recorded net of the debt discount related to the BCF (see Note 7).  The Company records the debt discount in proportion to principal advances and amortizes the discount to interest expense over the life of the debentures on a straight-line basis, which approximates the effective interest method.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, receivable from officer, non-marketable securities, accounts payable and accrued expenses, notes payable and convertible debentures.  Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments at the balance sheet date.  The Company cannot determine the estimated fair value of the receivable from officer as the transaction originated with a related party nor the fair value of the convertible debentures as instruments similar to the convertible debentures could not be found.  Other than these items, the Company considers the carrying values of its financial instruments in the financial statements to approximate their fair values.

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

Substantially all of the Company’s revenue is derived from the Company’s contracts relating to the further development of the Electrochemical Fatigue Sensor (“EFS”).  Revenue on the contracts is recognized at the time services are rendered.  The Company bills monthly for services pursuant to these contracts at which time revenue is recognized for the period that the respective invoice relates.  In October 2003, the Company entered into a contract to provide research services to a third party in connection with the application of the Company’s EFS to detect stress on military vehicles.  The contract has an approved budget of $215,281.  As of September 30, 2005, $131,998 has been billed on this contract.  This gross amount includes out-of-pocket expenses relating to third party engineering and other related costs.

                                                                                                              MATERIAL TECHNOLOGIES, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                           For The Three and Nine Months Ended September 30, 2005 and 2004

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

Net Loss Per Share

The Company adopted the provisions of SFAS No. 128, “Earnings Per Share” (“EPS”).  SFAS No. 128 provides for the calculation of basic and diluted earnings per share.   Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the three and nine months ended September 30, 2005 and 2004, basic and diluted loss per share are the same, since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included.  If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of approximately 175,000,000 and 144,000,000 shares, respectively, for the three and nine months ended September 30, 2005.  Such amounts include shares potentially issuable pursuant to shares held in escrow (see Note 9), convertible debentures (see Note 7), convertible preferred stock (see Note 9) and outstanding options and warrants (see Note 11).

Issuance of Stock for Non-Cash Consideration

All issuances of the Company's stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others, license settlement, and marketable and non-marketable equity securities (see above).  Other than shares issued for equity securities, shares issued have been valued at the market value of the shares on the dates issued.  In certain instances, the Company has discounted the values assigned to the issued shares for illiquidity and/or restrictions on resale (see Note 9).

                                                                                                              MATERIAL TECHNOLOGIES, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                           For The Three and Nine Months Ended September 30, 2005 and 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and EITF 00-18, "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees." The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance to EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company recorded the fair value of the common stock issued for consulting services as prepaid services in its consolidated balance sheet (see Note 3).

Stock-Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An amendment to SFAS No. 123.”  These standards define a fair value based method of accounting for stock-based compensation.  In accordance with SFAS Nos. 123 and 148, the cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the vesting period.  The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount an employee must pay to acquire the stock.  The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.  During the three and nine months ended September 30, 2005 and 2004, the Company recognized no compensation expense under SFAS No. 123 for options issued to employees as no options were granted to employees during these periods.

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

Reclassifications

Certain amounts in the September 30, 2004 financial statements have been reclassified to conform with the September 30, 2005 presentation.  Such reclassifications had no effect on net loss as previously reported, except as disclosed in Note 1 above.

                                                                                                              MATERIAL TECHNOLOGIES, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                           For The Three and Nine Months Ended September 30, 2005 and 2004

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets, an amendment of APB Opinion 29, Accounting for Non-Monetary Transactions.”  The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance."  The provisions in SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after September 15, 2005.  Early application is permitted and companies must apply the standard prospectively.  The Company adopted this statement on January 1, 2005.  The adoption of the statement did not result in a significant change in the current manner in which the Company accounts for its exchanges of non-monetary assets.
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

NOTE 3 – PREPAID SERVICES

In July 2005, the Company entered into an agreement with a consultant.  The consulting agreement has a one-year term and provides for compensation of 250,000 shares of the Company’s common stock.  These shares were valued at their quoted market price at the date of issuance totaling $525,000.  As of September 30, 2005, $437,500 of the unamortized compensation cost was included in prepaid services in the accompanying consolidated balance sheet and $87,500 of amortized compensation cost was included in general and administrative expenses in the accompanying consolidated statement of operations.

                                                                                                              MATERIAL TECHNOLOGIES, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                           For The Three and Nine Months Ended September 30, 2005 and 2004

NOTE 4 – INVESTMENTS

Langley

On October 1, 2004, the Company consummated a Stock Purchase Agreement (the “Langley Agreement”) with Langley Park Investments, PLC (“Langley”), a corporation organized under the laws of England and Wales.  The Langley shares are traded on the London Stock Exchange (“LSE”).  Pursuant to the Langley Agreement, the Company issued 8,666,666 shares of its common stock in exchange for 7,158,590 shares of Langley common stock.  The number of Langley shares issued was based on the Company’s shares having a value of $1.50 per share and the Langley shares having a value of one British Pound Sterling per share and the conversion rate of the British Pound Sterling to the U.S. Dollar in effect as of the close of business on the day preceding the closing date.  The Company initially recorded the Langley shares at $12,973,513.  This amount was determined by multiplying the number of Langley shares issued by the market value of the Langley shares of one British Pound Sterling and the applicable exchange rate.  The Langley Agreement further provides that of the Langley shares purchased, one half of the shares (3,579,295) are immediately saleable and the remaining half, to which the Company has legal title, will be held in an escrow account for a period of two years.  For financial reporting purposes, the Company considers the 3,579,295 shares held in escrow as shares available for sale.  If, at the end of the two-year period, the shares of the Company do not have a market price greater than or equal to the Company’s original closing price, as defined in the Langley Agreement, the Company will be required to sell back some or all of its own shares held in escrow and owned by the Company, based on a formula as defined in the Langley Agreement.  However, if at the end of the two-year period, the market value of the Company’s common stock exceeds the closing price, the Langley shares will be released from escrow.  At September 30, 2005, the Company’s common stock closing price was less than the closing price.  Based upon the formula in the Langley Agreement, the Company would be obligated to offer to sell back approximately 1,075,000 of the escrow shares to Langley at a nominal price.  Based on the Company’s closing price at November 10, 2005, the Company would be obligated to offer to sell back approximately 2,696,000 of the escrow shares to Langley at a nominal price.

During 2004, the Company sold 2,579,295 of its Langley trading shares for net proceeds of $1,005,606 and recognized a loss on these sales of $3,668,850, which was charged to operations.  The Company determined that $4,284,760 of the decline in the value of available-for-sale investments in 2004 was other than temporary and therefore, included the decline in 2004 operations as a write-down. The Company charged the remaining $1,167,616 decline in market value of the Langley trading shares that was considered temporary at December 31, 2004 to other comprehensive loss.  During the nine months ended September 30, 2005, the Company sold its remaining currently saleable shares for $285,516 and recognized a loss from the sale totaling $3,474.  In addition, for the nine months ended September 30, 2005, the Company adjusted its remaining investment in the Langley shares to market (net of the number of shares it would be required to sell back to Langley at September 30, 2005) and recorded an unrealized loss related to these shares of $350,209 in other comprehensive loss.  Based on the Company’s closing price at November 10, 2005, the unrealized loss for 2005 would be approximately $770,000.

                                                                                                              MATERIAL TECHNOLOGIES, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                           For The Three and Nine Months Ended September 30, 2005 and 2004

NOTE 4 – INVESTMENTS, continued

Birchington

During the nine months ended September 30, 2005, the Company entered into two agreements (the “Birchington Agreements”) with Birchington Investments Limited (“Birchington”), a corporation organized under the laws of the British Virgin Islands.  The Birchington shares are listed, but not yet traded, on the Dublin Stock Exchange.  On April 7, 2005, the Company entered into an agreement (the “April Birchington Agreement”) to purchase 8,307,000 shares of Birchington.  Pursuant to the April Birchington Agreement, the Company issued 5,850,000 shares of its Class A common stock in exchange for 5,850,000 shares of Birchington’s common stock.  Additionally, the Company reserved 1,755,000 shares of its common stock in escrow (reflected as issued but not outstanding at September 30, 2005) as downside price protection, as defined in the April Birchington Agreement.  On September 27, 2005, the Company entered into another agreement (the “September Birchington Agreement”) to purchase 9,606,000 shares of Birchington common stock.  Pursuant to the September Birchington Agreement, the Company issued 6,000,000 shares of its Class A common stock in exchange for 9,606,000 shares of Birchington’s common stock.  Additionally, the Company reserved 1,800,000 shares of its common stock in escrow (reflected as issued but not outstanding at September 30, 2005) as downside price protection, as defined in the September Birchington Agreement.

Under the terms of the Birchington Agreements, the number of shares of Birchington to be issued to the Company was determined as the number of shares of the Company’s stock issued to Birchington multiplied by the average of the closing prices of the Company’s common stock for the ten days immediately preceding the closing date.  The Birchington Agreements also provide for additional shares to be placed in escrow as the downside price protection equal to 30% of the number of shares issued.

The Company shares are restricted from sale by Birchington for a period of one year.  If the price of the Company’s common stock is below the closing price (as defined) on the anniversary of the closing date of these transactions, then Birchington shall be entitled to purchase out of escrow a percentage of the escrowed shares equal to the percentage of such decline for a price of $.01 per share.  Any shares remaining in escrow will then be returned to the Company.  No such decrease has occurred at September 30, 2005.  Based on the Company’s closing price at November 10, 2005, Birchington would be entitled to purchase approximately 2,681,000 shares out of escrow.  The value of these additional shares will be recorded as an unrealized loss if the Birchington shares become marketable; otherwise, the value of such shares will not be recorded unless the decline in value is considered other than temporary.

The Company valued the Birchington common shares at $0.20 per share, an 80% discount to the stated value of $1.00 per share.  The per share price was determined by the Company based upon the current non-marketability of the Birchington shares.

                                                                                                              MATERIAL TECHNOLOGIES, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                           For The Three and Nine Months Ended September 30, 2005 and 2004

NOTE 4 – INVESTMENTS, continued

In connection with the Birchington Agreements, the Company issued 1,485,000 shares of its common stock to consultants. These shares were reflected as a dilution to the value per share recorded by the Company in the Birchington transactions.

Mutual Fund

As of September 30, 2005, the Company’s investment in an open-end mutual fund approximated its cost of $10,919.  The Company considers its investment in this account as being held for trading.  During the nine months ended September 30, 2005, the Company sold $1,196,085 of this investment and recognized a net loss on the transactions totaling $66, which was charged to operations.

Investments as of September 30, 2005 are as follows:

Adjusted Cost	Unrealized Loss	Fair Value

Marketable trading securities:
      Open-end mutual funds                   $           10,919          $                 -          $         10,919
                                                            ===========          ==========       ==========

Marketable available-for-sale securities:
      Langley                                           $      2,201,996          $ (1,517,825)         $       684,171
                                                            ===========          ===========      ==========

Non-marketable securities:
      Birchington                                      $      3,582,600          $                 -          $    3,582,600
                                                             ===========         ============    ==========

NOTE 5 – LICENSE AGREEMENT

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

                                                                                                              MATERIAL TECHNOLOGIES, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                           For The Three and Nine Months Ended September 30, 2005 and 2004

NOTE 5 – LICENSE AGREEMENT, continued

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

The parties agreed that the balance owed on the sponsorship agreement was $200,000 and commencing September 30, 1997, the balance accrued compound interest at a rate of 1.5% per month (19.6% effective annual rate) until maturity on December 16, 2001, when the loan balance and accrued interest became fully due and payable.

In August 2005, the parties entered into an agreement (the “Workout Agreement”) that again modified the terms of the Company’s obligation under the licensing agreement.  Pursuant to the Workout Agreement, retroactive to January 1, 2005, interest will be charged only on the December 31, 2004 balance of $760,831 (“Remaining Obligation”) at a monthly rate of 0.5% simple interest.  The Company is obligated to pay $25,000 annually due on the anniversary date of the Workout Agreement.  Further, the Company is also obligated to pay within ten days following the filing of the Company’s Forms 10-Q or 10-K an amount equal to 10% of the Company’s net income before extraordinary items and income taxes as reflected in the quarterly and annual filings.  Under the revised terms of the Workout Agreement, Mr. Bernstein’s annual cash salary is capped at $250,000.  The Company agreed to pay the University an amount equal to any cash salary paid to Mr. Bernstein in excess of the $250,000, which will be credited against the Remaining Obligation.  In accordance with the terms of the Workout Agreement, the Company issued 4,552,000 shares of its Class A common stock to the University representing 5.25% of the Company outstanding shares as of the date of the Workout Agreement.  The University cannot sell the shares for 18 months.  The Company valued the shares at $7,738,400, which was charged to operations as a license settlement.  The shares were valued at their quoted market price on the date of issuance less a 15% discount for the sales restriction.

Interest accrued for the first six months of 2005 of $70,015, which was originally charged to operations was adjusted under the revised interest structure to $22,825, and the difference of $47,190 was credited as a reduction in interest expense in the third quarter of 2005.  Interest expense charged to operations for the three months ended September 30, 2005 and 2004 relating to this obligation was $11,491 and $31,352, respectively.  Interest charged to operations for the nine months ended September 30, 2005 and 2004 relating to this obligation was $34,316 and $90,065, respectively.  The balance of the obligation (including accrued interest) at September 30, 2005 and December 31, 2004 was $770,147 and $760,831, respectively, and is reflected in research and development sponsorship payable in the accompanying consolidated balance sheets.

                                                                                                              MATERIAL TECHNOLOGIES, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                           For The Three and Nine Months Ended September 30, 2005 and 2004

NOTE 6 – NOTES PAYABLE

On May 27, 1994, the Company borrowed $25,000 from a shareholder.  The loan is evidenced by a promissory note bearing interest at major bank prime rate.  The note is secured by the Company’s patents and matured on May 31, 2002.  The loan has not been paid and is now in default.  As additional consideration for the loan, the Company granted to the shareholder a 1% royalty interest in the Fatigue Fuse and a 0.5% royalty interest in EFS (see Note 7).  The balance due on this loan as of September 30, 2005 and December 31, 2004 (including accrued interest) was $53,110 and $51,892, respectively.  Interest charged to operations was $406 for the three months ended September 30, 2005 and 2004. Interest charged to operations was $1,218 for the nine months ended September 30, 2005 and 2004.

In October 1996, the Company borrowed $25,000 from an unrelated third party.  The loan bears interest at an annual rate of 11% and matured on October 15, 2000.  The Company issued warrants to the lender for the purchase of 25 shares of the Company’s common stock at a price of $1.00 per share.  The loan balance as of September 30, 2005 and December 31, 2004 was $25,000 and $25,000, respectively.  Interest charged to operations on this loan was $688 for the three months ended September 30, 2005 and 2004.  Interest charged to operations on this loan was $2,064 for the nine months ended September 30, 2005 and 2004, respectively. The Company did not pay any principal amounts due on this note when it matured on October 15, 2000 and the note is in default.  In 2004, the Company issued the note holder 25,000 shares of its common stock as additional compensation for the failure to pay off the indebtedness.  The shares are subject to a three-year lockup agreement and were valued at $59,500 and charged to interest expense in 2004.

On April 28, 2003, the Company borrowed $10,000 from an unrelated third party.  The loan is unsecured, non-interest bearing and due on demand.

NOTE 7 – CONVERTIBLE DEBENTURES

On September 23, 2003, the Company entered into a Class A Secured Convertible Debenture (the “Debentures”) with Palisades Capital, LLC or its registered assigns (“Palisades”), pursuant to which Palisades has agreed to loan the Company up to $1,500,000.  On December 1, 2003, after Palisades had funded $240,000 of the original Debenture, the Company entered into additional Class A Secured Convertible Debentures with two additional investors, pursuant to which such investors would loan the Company up to $650,000 each, and the Company agreed with Palisades that Palisades would not make additional advances under the Debenture.  At September 30, 2005, the Company has received a total of $1,125,000 under the Debentures.

                                                                                                              MATERIAL TECHNOLOGIES, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                           For The Three and Nine Months Ended September 30, 2005 and 2004

NOTE 7 – CONVERTIBLE DEBENTURES, continued

Under the Debentures, each holder has to option to convert the principal amount of all monies loaned under the Debenture, together with accrued interest, into common stock of the Company at the lesser of (i) 50% of the average ten closing prices for the Company’s common stock for the ten days immediately preceding the conversion date or (ii) $0.10 (the lesser of the two being referred to as the “Conversion Price.”)  In the event the holders of the three Debentures loan at least $1,500,000 to the Company and subsequently elect to exercise their right to convert the Debentures into the Company’s common stock at a time when the conversion price is less than nine cents per share, the three holders would receive at least 50 million shares of common stock, resulting in a change in control of the Company.  However, Mr. Bernstein, the Company’s president, would still retain voting control as a result of his holding 100 percent of the Company’s Class B common stock.  In addition, the Debentures provide that in the event the conversion price is less than $0.10 per share when the holder elects to convert, the Company would have the right, at any time during the 75 days following the date of the holder’s notice of conversion, to prepay all or a portion of the Debenture that has been requested to be converted and the Company would therefore not be required to issue the conversion shares.

Since the Debentures allow the holders to convert the outstanding principal amount into shares of the Company’s common stock at a discount to fair value, the Company recorded a BCF in the amount of $1,125,000 during 2004.  The amount was recorded as a debt discount and is being amortized as interest expense over the life of the Debentures.  Total interest expense related to the amortization of the discount was $99,856 and $90,290 for the three months ended September 30, 2005 and 2004, respectively.  Total interest expense related to the amortization of the discount was $299,565 and $209,318 for the nine months ended September 30, 2005 and 2004, respectively.

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

The Debentures bear interest at an annual rate of 10%, are secured by substantially all assets of the Company and mature on December 31, 2006, when all principal and accrued interest becomes payable.  Advances to the Company totaled $0 and $785,000 during the nine months ended September 30, 2005, and 2004, respectively.  The balance of the Debentures, including accrued interest, at September 30, 2005 and December 31, 2004 was $817,985 and $424,612, respectively, (net of unamortized discount of $499,275 and $798,839, respectively).  Interest expense on the Debentures, excluding amortization of the discount, was $32,386 and $27,915 during the three months ended September 30, 2005 and 2004, respectively. Interest expense for the nine months ended September 30, 2005 and 2004, excluding amortization of the discount, was $93,808 and $63,039, respectively.

                                                                                                              MATERIAL TECHNOLOGIES, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                           For The Three and Nine Months Ended September 30, 2005 and 2004

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

                                                                                                              MATERIAL TECHNOLOGIES, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                           For The Three and Nine Months Ended September 30, 2005 and 2004

NOTE 8 – COMMITMENTS AND CONTINGENCIES, continued

A summary of royalty interests that the Company has granted and are outstanding as of September 30, 2005 follows:

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
            University of Pennsylvania (see Note 5)
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

Through September 30, 2005, the Company owes no royalties under any agreements as sales of the products have not yet begun.

Litigation

In July 2002, the Company settled its pending lawsuit related to a contract dispute with Mr. Stephen Beck.  Under the terms of the settlement, Mr. Beck received 1,000,000 shares of the Company’s common stock.  The shares to be issued are subject to anti-dilution provisions for a period of eighteen months.  The Company valued the shares issued to Mr. Beck at $40,000, the quoted price of the shares on date of issuance and charged the cost to operations.  During 2002 and 2003, the Company issued Mr. Beck an additional 657 shares of common stock pursuant to the anti-dilutive provision of the settlement agreement.  No additional shares were issued in 2004 or 2005.

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

                                                                                                              MATERIAL TECHNOLOGIES, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                           For The Three and Nine Months Ended September 30, 2005 and 2004

NOTE 8 – COMMITMENTS AND CONTINGENCIES, continued

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

NOTE 9 – STOCKHOLDERS' EQUITY

Class A Common Stock

The holders of the Company's Class A common stock are entitled to one vote per share of common stock held.  During the three months ended September 30, 2005, the Company issued 312,500 shares of its common stock for cash proceeds of $156,000 and  repurchased 2,400 shares of its common stock in the public market for $5,204. These shares are being held in treasury for cancellation.

In July 2005, the Company entered into a Regulation S stock purchase agreement (the “Ischian Agreement”) with Ischian Holdings, Ltd. (“Ischian”), a company incorporated in the British Virgin Islands.  Pursuant to the Agreement, Ischian may purchase up to 8.5 million shares of the Company’s common stock through November 2005 at a stated discount to the bid price of the Company’s common stock.  The shares purchased under the terms of the Ischian Agreement have a one year restriction on resale within the United States.  A commission of 15 percent of the net proceeds from the sale of the Company’s common stock to Ischian, collectively, will be paid to two consultants.  The Company sold to Ischian 225,408 shares of its common stock for cash proceeds of $44,066 during the three and nine months ended September 30, 2005.

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

                                                                                                              MATERIAL TECHNOLOGIES, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                           For The Three and Nine Months Ended September 30, 2005 and 2004

NOTE 9 – STOCKHOLDERS' EQUITY, continued

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

Each shareholder of Class C preferred stock is entitled to receive a cumulative dividend of 8% per annum for a period of two years.  Dividends do not accrue or are payable except out of EBITDA.  At September 30, 2005, no dividends are payable to Class C preferred shareholders.  Holders of the Class C preferred stock are junior to holders of the Company’s Class A and B preferred stock, but hold a higher position than common shareholders in terms of liquidation rights.  Holders of Class C preferred stock have no voting rights.  Holders of Class C preferred stock have the right to convert their shares to Class A common stock on a one-to-one basis.

                                                                                                              MATERIAL TECHNOLOGIES, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                           For The Three and Nine Months Ended September 30, 2005 and 2004

NOTE 9 – STOCKHOLDERS' EQUITY, continued

The Company requires an approval of at least two-thirds of the holders of Class C preferred shareholders to alter or change their rights or privileges by way of a reverse stock split, reclassification, merger, consolidation or otherwise, so as to adversely affect the manner by which the shares of Class C preferred stock are converted into common shares.

Class D Preferred Stock

Holders of Class D preferred stock have a $0.001 liquidation preference, no voting rights and are junior to holders of all classes of preferred stock but senior to common shareholders in terms of liquidation rights.  Class D preferred stockholders are entitled to dividends as declared by the Company’s Board of Directors, which have not been declared as of September 30, 2005.  Each share of Class D preferred stock is convertible at the holder’s option into one share of the Company’s Class A common stock.

During the nine months ended September 30, 2005, 500,000 shares of Class D preferred stock were converted into 500,000 shares of the Company’s common stock.

      Issued and Outstanding Common Shares

From time to time, the Company issues its Class A common shares and holds the shares in escrow on behalf of another party until consummation of certain transactions.  The following is a reconciliation of shares issued and outstanding as of September 30, 2005:

Issued shares                                                                                                            151,513,275
Less shares held in escrow:
  Shares pledged to financial institutions as collateral for potential financing                   (40,000,000)
  Shares held pursuant to Birchington Agreement (see Note 4)                                      (3,555,000)
  Other                                                                                                                                  (843)

Outstanding shares                                                                                                   107,957,432

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

                                                                                                              MATERIAL TECHNOLOGIES, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                           For The Three and Nine Months Ended September 30, 2005 and 2004

NOTE 9 – STOCKHOLDERS' EQUITY, continued

On April 4, 2005 the Company issued 5,000 shares for consulting services.  These shares are subject to a two-year lock-up agreement and were valued at $4,800.  On April 13, 2005 the Company issued 50,000 shares to an employee for compensation.  These shares are subject to a two-year lock-up agreement and were valued at $54,000.  On April 20, 2005, the Company issued 10,000 shares of its common stock to a shareholder pursuant to an agreement whereby all Company shares held by him are locked up for one year.  The Company valued these shares at $11,700.  On April 26, 2005, the Company issued 125,000 shares for research consulting services.  These shares are subject to a two-year lock-up agreement and were valued at $130,000.  On May 17, 2005, the Company issued 5,850,000 shares of its common stock in exchange for 8,307,000 shares of common stock of Birchington (see Note 4).  These shares are subject to a one-year lock-up agreement and were valued at $1,661,400.  Additionally, the Company issued 885,000 shares to consultants in connection with the transaction, which were reflected as a reduction of the per share value of the Company shares issued.

On August 3, 2005, the Company issued 250,000 shares for prepaid consulting services valued at $525,000, (see Note 3).  On August 15, 2005, the Company issued 4,552,000 shares to the University of Pennsylvania pursuant to the terms of the Workout Agreement (see Note 5). The shares are subject to an 18-month sales restriction and were valued at $7,738,400.  On September 26, 2005, the Company issued its corporate secretary 200,000 shares for services and issued 700,000 shares to two directors for services rendered in connection with the Company’s research and development efforts. The 900,000 shares are subject to a two-year sales restriction and have been valued at $1,080,000.  On September 2, 2005, the Company issued 6,000,000 shares in exchange for 9,606,000 shares of Birchington valued at $1,921,200 (see Note 4) and subject to a one-year sales restriction. In addition, the Company also issued 600,000 shares to consultants in connection with the Birchington transaction, which were reflected as a reduction of the per share value of the Company shares issued.

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

                                                                                                              MATERIAL TECHNOLOGIES, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                           For The Three and Nine Months Ended September 30, 2005 and 2004

NOTE 9 – STOCKHOLDERS' EQUITY, continued

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

On July 16, 2004, the Company issued 1,047,000 of its Class A common stock for $123,500. On July 27, 2004, the Company issued 1,000,000 of its Class A common stock to Mr. William Berks, the Company’s Vice-President, for services rendered. These shares are subject to a three-year lockup agreement. On July 27, 2004, the Company issued a consultant 300 shares of its Class A common stock for services rendered. On August 9, 2004, the Company issued a consultant 1,800 shares of its Class A common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $6,210. On August 16, 2004, the Company issued 1,000 shares of its Class A common in connection with its Regulation S offering.  On August 24, 2004, the Company issued three consultants a total of 599,000 shares of its Class A common stock for services rendered. These shares are subject to a three-year lockup agreement. On August 27, 2004, the Company issued to two consultants a total of 5,600 shares of its Class A common stock for services rendered. On September 2, 2004, the Company issued 7,500 of its Class A common stock to Mr. William Berks, the Company’s Vice-President, for services rendered. On September 13, 2004, the Company issued 14,760 shares of its Class A common stock in exchange for $14,500. On September 14, 2004, the Company purchased 1,066 shares of its common stock for $3,194. These shares were subsequently cancelled. On September 28, 2004, the Company issued a consultant 1,000 shares of its common stock for services rendered.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2005 and 2004, the Company credited to operations interest accrued on the balance due it from its president (accrued at an annual rate of 8 percent per annum) amounting to $51 and $2,258, respectively.  During the nine months ended September 30, 2005 and 2004, accrued interest credited to operations was $151, and $6,510, respectively. The balance owed the Company from its president as of September 30, 2005 and December 31, 2004 was $2,100 and $1,950, respectively.

                                                                                                              MATERIAL TECHNOLOGIES, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                           For The Three and Nine Months Ended September 30, 2005 and 2004

NOTE 10 – RELATED PARTY TRANSACTIONS, continued

The balance on the stock subscription due from the Company’s president at September 30, 2005 and December 31, 2004 was $58,088 and $55,096, respectively.  Interest credited to operations (at a rate of 8 percent per annum) on this receivable for the three months ended September 30, 2005 and 2004 was $997 and $998. Interest credited to operations (at a rate of 8 percent per annum) on this receivable for the nine months ended September 30, 2005 and 2004 amounted to $2,992 and $2,992.

NOTE 11 – STOCK-BASED COMPENSATION PLANS

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

                                                                                                              MATERIAL TECHNOLOGIES, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                           For The Three and Nine Months Ended September 30, 2005 and 2004

NOTE 11 – STOCK-BASED COMPENSATION PLANS, continued

In determining the fair value of the options granted during the respective years, the Black-Scholes Option Pricing Model was used with the following assumptions determined:

                                                     2005          2004

Risk free interest rate                      n/a              n/a
Expected life                                   n/a              n/a
Expected volatility                           n/a              n/a

Stock Warrants

As a condition to enter into the Debenture (see Note 6), Palisades required the Company to settle its legal obligation of $1,583,128 to two attorneys.  In 2003, the Company issued 22,000,000 shares of common stock and warrants to acquire up to 30,000,000 shares of common stock for $0.10 per share to seven investors in settlement of the $1,583,128 obligation.  The warrants contain a provision limiting the exercise of the warrants to a number of shares that do not exceed an amount that would cause the holder of each such warrant to beneficially own 4.99% of the outstanding common stock of the Company.  In addition, the warrants are granted only in proportion to the amount ultimately funded under the Debenture as a percentage of the $1,500,000 face value and expire December 31, 2010.  At September 30, 2005, 22,500,000 of these warrants have been granted and are exercisable.  During the nine months ended September 30, 2005, warrants to purchase 2,000 shares of common stock were exercised at $0.50 per share.

NOTE 12 – SUBSEQUENT EVENTS

During October 2005, the Company issued 738,938 shares for services collectively valued at $351,187 and 136,539 shares for cash proceeds $25,867.

ITEM 2           Management’s Discussion and Analysis or Plan of Operation

          This Form 10-Q report may contain forward-looking statements which involve risks and uncertainties.  Such forward-looking statements include, but are not limited to, statements regarding future events and our plans and expectations.  Our actual results may differ significantly from the results discussed in forward-looking statements as a result of certain factors, including those discussed in our Form 10-K for the period ended December 31, 2004 and this report.  We expressly disclaim any obligations or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change or expectations or any events, conditions or circumstances on which any such statement is based.

Overview

          We research and develop technologies that detect and measure metal fatigue.  We have developed two products, and we have a third product that is very close to final development.  Our two products are the Fatigue Fuse and Electrochemical Fatigue Sensor.  We do not generate any revenue from the sale of our products, and thus we are a development stage company.  We do generate revenue from research and development services provided to third parties, primarily one defense contractor, however our revenues are minimal.

          Our biggest challenge is funding the continued research and development of our products, and then the marketing of our products, until they generate sufficient revenue to support our operations.  We try to keep our overhead low and utilize outside consultants as much as possible in order to reduce expenses, and thus far we have been successful in raising enough capital through loans and the sale of our common stock to fund operations.  For the foreseeable future, we will continue to raise capital in this manner.

Results of Operations for the Three Months Ended September 30, 2005 and 2004

Introduction

          Our revenues for the third quarter of 2005 were substantially similar to the third quarter of 2004, and were limited exclusively to our research contracts with Northrop Grumman.  Most of our research and development costs in both years are related to the recorded cost of stock issued to third party consultants.  In the third quarter of 2005, we renegotiated our licensing contract with the University of Pennsylvania and issued common stock to them, resulting in a charge of over $7.7 million that contributed substantially to our large loss for the quarter.

Revenues and Loss from Operations

          Our revenue, research and development costs, general and administrative expenses, and loss from operations for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004 and June 30, 2005, are as follows:

	3 Months Ended September 30, 2005	3 Months Ended September 30, 2004	Percentage Change	3 Months Ended June 30, 2005

Revenue	$22,963	$29,187	(21)%	$15,791
Research and Development Costs	890,607	3,843,144	(77)%	183,017
General & Administrative Expenses	495,410	204,984	142%	262,038

Loss from Operations	$(1,363,054)	$(4,018,94	(66)%	$(429,264)

          Our revenue for all three quarters shown above came from our research contracts with Northrop Grumman.

          During the three month periods ended September 30, 2005 and 2004, we incurred research and development costs of $890,607 and $3,843,144, respectively.  Of the $893,607 incurred in 2005, $480,000 was related to the issuance of 400,000 shares of our common stock for services provided by employees.  Of the $3,843,659 incurred in 2004, $3,771,100 was related to the issuance of 1,613,900 shares of our common stock for services provided.  Of the $183,017 incurred for the three months ended June 30, 2005, $130,000 was related to the issuance of 125,000 shares of our common stock for services provided.

          General and administrative expenses were $495,410 and $204,984, respectively, for the three month periods ended September 30, 2005 and 2004.  The major expenses incurred during the three months ended September 30, 2005 were:

3 Months Ended September 30, 2005

Consulting Services	$364,878
Officer’s Salary	45,000
Secretarial Salary	10,336
Professional Fees	22,916
Office Expense	9,658
Travel Expenses	7,795
Rent	7,044
Franchise and Other Taxes	2,040
Payroll Taxes	3,853
Telephone	6,988

          Of the $364,878 incurred for consulting services for the third quarter of 2005, $327,500 relates to the issuance of 450,000 shares of our common stock.  Additionally, $437,500 is included in prepaid expenses and other current assets as of September 30, 2005.

Other Income and Expenses and Net Loss

          Our license modification expense, interest expense, interest income, and net loss for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004 and June 30, 2005, are as follows:

	3 Months Ended September 30, 2005	3 Months Ended September 30, 2004	Percentage Change	3 Months Ended June 30, 2005

License Modification Expense	$(7,738,400)	$-	100%	$-
Interest Expense	(97,635)	(150,651)	(35)%	(167,981)
Interest Income	3,649	3,256	12%	5,867

Net Loss	$(9,195,440)	$(4,166,337)	12%	$(591,419)

          During the three months ended September 30, 2005, we charged $7,738,400 to operations relating to the issuance of 4,552,000 shares of our common stock to the University of Pennsylvania pursuant to the terms of a workout agreement with them.  Interest expense for the quarter totaling $97,635 consists of $44,969 in accrued interest due on our various obligations, the amortization of the discount on our convertible debenture totaling $99,856, and a credit of $47,190 relating to the retroactive change in the computation of interest under the workout agreement with the University of Pennsylvania.  Interest income during the same quarter totaled $3,649, of which $1,048 was accrued on amounts due from our president, and $1,171 was earned on our investments.

          For the three months ended September 30, 2004, interest expense of $150,651 consists of $60,361 accrued interest due on our various obligations, and the amortization of the discount on our convertible debenture totaling $90,290.  Interest income during the same quarter reflects amounts due from our president in the amount of $3,256.

Results of Operations for the Nine Months Ended September 30, 2005 and 2004

Introduction

          As with the three month periods discussed above, all of our revenues for the first nine months of 2005 were limited exclusively to our research contracts with Northrop Grumman.  Most of our research and development costs in both years are related to the recorded cost of stock issued to third party consultants.  In the third quarter of 2005, we renegotiated our licensing contract with the University of Pennsylvania and issued common stock to them, resulting in a charge of over $7.7 million that contributed substantially to our large loss for the period.

Revenues and Loss from Operations

            Our revenue, research and development costs, general and administrative expenses, and loss from operations for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, are as follows:

	9 Months Ended September 30, 2005	9 Months Ended September 30, 2004	Percentage Change

Revenue	$57,062	$99,522	(43)%
Research and Development Costs	2,285,806	4,406,886	(48)%
General & Administrative Expenses	1,079,010	1,888,218	(43)%

Loss from Operations	$(3,307,754)	$(6,195,582)	(47)%

          Our revenue for 2005 came from our research contracts with Northrop Grumman, and our revenue for 2004 came from our research contracts with Northrop Grumman as well as URS.

          During the nine month periods ended September 30, 2005 and 2004, we incurred research and development costs of $2,285,806 and $4,406,886, respectively.  Of the $2,285,806 incurred in 2005, $2,105,000 was related to the issuance of 1,725,000 shares of our common stock for services provided by employees.  Of the $4,406,886 incurred in 2004, $4,056,700 was related to the issuance of 1,734,200 shares of our common stock for services provided.

          General and administrative expenses were $1,079,010 and $1,888,218, respectively, for the nine month periods ended September 30, 2005 and 2004.  The major expenses incurred during the nine months ended September 30, 2005 were:

9 Months Ended September 30, 2005

Consulting Services	$588,073
Officer’s Salary	144,000
Secretarial Salary	31,580
Professional Fees	146,353
Office Expense	26,941
Travel Expenses	34,258
Rent	21,132
Franchise and Other Taxes	12,021
Payroll Taxes	17,953

          Of the $588,073 incurred for consulting services for the nine month period of 2005, $476,300 relates to the issuance of 580,000 shares of our common stock.  An additional $437,000 related to the issuance of shares is included in prepaid expenses and other current assets as of September 30, 2005.  Of the total incurred for consulting services for the nine month period of 2004, $1,357,349 relates to the issuance of 649,575 shares of our common stock.

Other Income and Expenses and Net Loss

            Our license modification expense, interest expense, interest income, and net loss for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, are as follows:

	9 Months Ended September 30, 2005	9 Months Ended September 30, 2004	Percentage Change

License Modification Expense	$(7,738,400)	$-	100%
Interest Expense	(430,969)	(425,201)	1%
Interest Income	14,539	9,502	53%

Net Loss	$(11,466,924)	$(6,612,081)	73%

          During the nine months ended September 30, 2005, we charged $7,738,400 to operations relating to the issuance of 4,552,000 shares of our common stock to the University of Pennsylvania pursuant to the terms of a workout agreement with them.  Interest expense for the period totaling $430,969 consists of $178,593 in accrued interest due on our various obligations, the amortization of the discount on our convertible debenture totaling $299,566, and a credit of $47,190 relating to the retroactive change in the computation of interest under the workout agreement with the University of Pennsylvania.  Interest income during the same period totaled $14,539, of which $3,143 was accrued on amounts due from our president and $11,396 was earned on our investments.

          For the three months ended September 30, 2004, interest expense of $425,201 consists of $51,361 accrued interest due on our various obligations, and the amortization of the discount on our convertible debenture totaling $99,290.  Interest income during the same quarter reflects amounts due from our president in the amount of $9,502.

Liquidity and Capital Resources

Introduction

            During the nine months ended September 30, 2005, we did not generate positive cash flow.  As a result, we funded our operations through the sale of marketable securities that we obtained in a financing transaction, the sale of our common stock, and loans.

          Our cash, investments in marketable securities held for trading, prepaid expenses and other current assets, total current assets, total assets, total current liabilities, and total liabilities as of September 30, 2005, as compared to September 30, 2004 and June 30, 2005, were as follows:

	September 30,	September 30,	June 30,
	2005	2004	2005

Cash	$461,898	$168,686	$301,296
Marketable securities	10,919	-	10,795
Prepaid expenses and other	439,600	5,689	-
Total current assets	929,524	288,623	518,869
Total assets	5,217,769	315,957	8,432,886
Total current liabilities	390,024	1,222,139	1,189,785
Total liabilities	1,953,156	2,405,932	1,875,529

Cash Requirements

            For the nine months ended September 30, 2005, our net cash used in operations was $(804,885), compared to $(815,375) for the nine months ended September 30, 2004.  Negative operating cash flows during the nine months ended September 30, 2005, were primarily created by a net loss from operations of $11,466,924, offset by non-cash stock related expenses of $10,320,536, accrued interest expense added to principal of $129,343, and amortization of discount on convertible debenture of $299,565.  Because of our need for cash to fund our continuing research and development, we do not have an opinion as to how indicative these results will be of future results.

          Negative operating cash flows during the nine months ended September 30, 2004, were primarily created by a net loss from operations of $6,612,081, offset by non-cash stock related expenses of $5,453,270, accrued interest expense added to principal of $179,074, and amortization of discount on convertible debenture of $209,318.

Sources and Uses of Cash

            Net cash provided by investing activities for the nine months ended September 30, 2005 and 2004, were $971,933 and $(677), respectively.  For the nine months ended September 30, 2005, the net cash came primarily from the sale of marketable securities in the amount of $1,481,601, offset by the amount for purchase of securities of $(507,070).

            Net cash provided by financing activities for the nine months ended September 30, 2005 and 2004, were $194,050 and $937,074, respectively.  For the nine months ended September 30, 2005, the net cash came primarily from the sale of common stock in the amount of $201,366.  For the nine months ended September 30, 2004, the net cash came primarily from the sale of common stock in the amount of $170,556, and proceeds from convertible debentures of $785,000.

          We are not generating sufficient cash flow from operations to fund growth.  We cannot predict when we will begin to generate revenue from the sale of our products, and until that time, we will need to raise additional capital through the sale of our equity securities.  If we are unsuccessful in raising the required capital, we may have to curtail operations.

Critical Accounting Policies

          The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  In consultation with our Board of Directors, we have identified four accounting policies that we believe are key to an understanding of our financial statements.  These are important accounting policies that require management's most difficult, subjective judgments.

          The first critical accounting policy relates to revenue recognition.  Income from our research is recognized at the time services are rendered and billed.

          The second critical accounting policy relates to research and development expense.  Costs incurred in the development of our Electrochemical Fatigue Sensor and Videoscope are expensed as incurred.

          The third critical accounting policy relates to the valuation of non-monetary consideration issued for services rendered.  We value all services rendered in exchange for our common stock at the quoted price of the shares at date of issuance or at the fair value of the services rendered, whichever is more readily determinable.  In certain issuances, we may discount the value assigned to the shares for illiquidity and restrictions on resale.  All other services provided in exchange for other non-monetary consideration are valued at either the fair value of the services received or the fair value of the consideration relinquished, whichever is more readily determinable.

          The fourth critical accounting policy is our accounting for the beneficial conversion feature (“BCF”) of our convertible debenture.  We account for our BCF pursuant to Emerging Issues Task Force (“EITF”) 98-5 and 00-27, whereas the beneficial conversion feature is calculated at its intrinsic value at the commitment date (that is, the difference between the conversion price and the fair value of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible).  A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is then allocated to additional paid-in capital.  We amortize the debt discount to interest expense over the life of the conversion period, which equals the remaining term of the Debenture.

          The fifth critical accounting policy is our accounting for the fair market value of non-marketable securities we have acquired.  In the case of non-marketable securities we acquired with  our common stock, we value the securities at a significant discount to the stated per share cost based upon our historical experience with similar transactions as to the amount ultimately realized from the sale of the shares.  Such investments are reduced when we have indications that a permanent decline in value has occurred.

ITEM 3           Quantitative and Qualitative Disclosures About Market Risk

          Our primary financial instruments are cash in banks and money market instruments.  We do not believe that these instruments are subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices.  We do not have derivative financial instruments for speculative or trading purposes.  We are not currently exposed to any material currency exchange risk.

ITEM 4           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2005, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

          In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

          A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of September 30, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level:

          1.         We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2006.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

          2.         We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

          3.         We had a significant number of audit adjustments last fiscal year.  Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information.  The failure could be due to inadequate design of the internal controls or to a misapplication or override of controls.  Management evaluated the impact of our significant number of audit adjustments last year and has concluded that the control deficiency that resulted represented a material weakness.

          To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

          To remediate the material weaknesses in our disclosure controls and procedures identified above, subsequent to December 31, 2004, in addition to working with our independent auditors, we have refined our internal procedures to begin to implement segregation of duties and to reduce the number of audit adjustments.

Changes in Internal Control over Financial Reporting

          Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1           Legal Proceedings

          In the ordinary course of business, we may from time to time be involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 2           Unregistered Sales of Equity Securities and Use of Proceeds

          On September 7, 2005, we issued a total of 9,539 shares of our Class A common stock, restricted in accordance with Rule 144, to four foreign investors in offshore transactions, for cash totaling $2,246, pursuant to the terms of stock purchase agreements.  The issuance was exempt from registration pursuant to Regulation S of the Securities Act of 1933, and the shareholders are sophisticated, foreign investors who are familiar with our operations.

          On September 14, 2005, we issued 4,552,000 shares of our Class A common stock, subject to an eighteen month resale restriction, to the University of Pennsylvania (“Penn”), in exchange for Penn’s waiver, valued at $7,733,848, of potential legal remedies under that certain License Agreement dated August 26, 1993, as amended by Amendment 1 dated December 17, 1997 (collectively, the “License Agreement”) and that certain Sponsored Research Agreement dated August 26, 1993, as amended by the Repayment Agreement dated December 17, 1997 (collectively, the “SRA/Repayment Agreement”), pursuant to the terms of that certain Workout Agreement dated August 31, 2005.  The issuance was exempt from registration pursuant to Regulation D, Rule 506 of the Securities Act of 1933, and the shareholder is accredited.

          On September 20, 2005, we issued a total of 6,233 shares of our Class A common stock, restricted in accordance with Rule 144, to two foreign investors in offshore transactions, for cash totaling $1,468, pursuant to the terms of stock purchase agreements.  The issuance was exempt from registration pursuant to Regulation S of the Securities Act of 1933, and the shareholders are sophisticated, foreign investors who are familiar with our operations.

          On September 22, 2005, we issued a total of 149,701 shares of our Class A common stock, restricted in accordance with Rule 144, to sixteen foreign investors in offshore transactions, for cash totaling $26,971, pursuant to the terms of stock purchase agreements.  The issuance was exempt from registration pursuant to Regulation S of the Securities Act of 1933, and the shareholders are sophisticated, foreign investors who are familiar with our operations.

          On September 23, 2005, we issued a total of 300,000 shares of our Class A common stock, restricted in accordance with Rule 144, to an individual who provided us with consulting services in connection with the Birchington Investments Ltd. (“Birchington”) transaction set forth in that certain Stock Purchase Agreement dated April 7, 2005.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor and familiar with our operations.

          On September 26, 2005, we issued a total of 900,000 shares of our Class A common stock, restricted in accordance with Rule 144, to three officers and directors for services rendered as follows:  Bill Berks (500,000), John Goodman (200,000), and Joel Freedman (200,000).  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders are accredited.

          On September 27, 2005, we issued a total of 7,800,000 shares of our Class A common stock, restricted in accordance with Rule 144, to Birchington, in an offshore transaction, in exchange for 9,606,000 Ordinary Shares of Birchington, pursuant to the terms of that certain Stock Purchase Agreement dated September 27, 2005 (the “Stock Purchase Agreement”).  Of the shares of our Class A common stock issued to Birchington, 1,800,000 are held in escrow to be sold or returned to us pursuant to the terms of the Stock Purchase Agreement.  The issuance was exempt from registration pursuant to Regulation S of the Securities Act of 1933, and the shareholder is a sophisticated, foreign investor who is familiar with our operations.

          On September 27, 2005, we issued a total of 600,000 shares of our Class A common stock, restricted in accordance with Rule 144, to an individual who provided us with consulting services in connection with the Birchington transaction set forth in that certain Stock Purchase Agreement dated September 27, 2005.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor and familiar with our operations.

          On September 28, 2005, we issued a total of 89,935 shares of our Class A common stock, restricted in accordance with Rule 144, to seven foreign investors in offshore transactions, for cash totaling $13,129, pursuant to the terms of stock purchase agreements.  The issuance was exempt from registration pursuant to Regulation S of the Securities Act of 1933, and the shareholders are sophisticated, foreign investors who are familiar with our operations.  On October 3, 2005, we issued 312,500 shares of our common stock, restricted in accordance with Rule 144 for cash proceeds of 156,250.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was accredited.

ITEM 3           Defaults Upon Senior Securities

          There have been no events which are required to be reported under this Item.

ITEM 4           Submission of Matters to a Vote of Security Holders

          There have been no events which are required to be reported under this Item.

ITEM 5           Other Information

University of Pennsylvania Agreement

          On August 31, 2005, we executed a workout agreement, with an effective date of August 15, 2005, with the University of Pennsylvania.  We are parties to a License Agreement with the University dated August 26, 1993, as amended by Amendment 1 dated December 17, 1997 (together the “Amended License Agreement”).  We are also parties with the University to a Sponsored Research Agreement dated August 26, 1993 (the “SRA Agreement”), as amended by a Repayment Agreement dated December 17, 1997 (the “Repayment Agreement”, and together with the SRA Agreement, the “SRA/Repayment Agreement”).

          Pursuant to the terms of the Workout Agreement we agreed as follows:

  acknowledged, that as of December 31, 2004, all amounts due and owing to the University pursuant to the SRA/Repayment Agreement are Seven Hundred Sixty Thousand Eight Hundred Thirty-One Dollars ($760,831.00) (the “Remaining Obligation”);

  On August 12, 2005, we delivered to the University the sum of Twenty-Five Thousand Dollars ($25,000), as a partial payment of the Remaining Obligation owed pursuant to the SRA/Repayment Agreement;

  On or before each one-year anniversary of the Workout Agreement Effective Date (August 15, 2005), we agreed to pay the University an additional sum equal to Twenty Five Thousand Dollars ($25,000), which will be applied toward reducing the then-current Remaining Obligation and Accrued Interest;

  Beginning with our Second Quarter 2005, and continuing for so long as any portion of the Remaining Obligation or Accrued Interest are outstanding, we shall pay, or shall cause one of our affiliates (a “Registrant Affiliate”) to pay, to the University quarterly payments (each, the “Quarterly Payment”), toward the full payment of the Remaining Obligation and Accrued Interest.  Such Quarterly Payment shall be due to the University by the earlier of: (a) ten days following the filing of our quarterly Form 10-Q or Form 10-K for each year that any portion of the Remaining Obligation or Accrued Interest is outstanding; or (b) sixty (60) days after the end of the calendar quarter for any quarter in which any portion of the Remaining Obligation or Accrued Interest is outstanding.  Notwithstanding the foregoing, the Quarterly Payments shall be made only out of, and not to exceed ten percent (10%) of, our Net Income Before Extraordinary Items and Provision for Income Taxes (“Net Income”).  “Net Income” shall have the same meaning as “Net Income Before Extraordinary Items and Provision for Income Taxes” as set forth in our quarterly and annual financial statements with the Securities and Exchange Commission or successor regulatory authority and determined by our accountant in accordance with generally accepted accounting principles consistently applied, or, in the case of a Registrant Affiliate, as “net income” determined by the Registrant Affiliate’s accountant in accordance with generally accepted accounting principles consistently applied.  If we, or a Registrant Affiliate, has any Net Income for a quarter, we shall pay, or shall cause the Registrant Affiliate or Licensee to pay, some amount to the University as a Quarterly Payment up to the 10% of Net Income; if we or a Registrant Affiliate does not have Net Income for the quarter, then no Quarterly Payment shall be due;

  We agreed to issue to the University, certain Class A common shares;

  In the event we fail to remit, or fail to cause our Registrant Affiliate or any Licensee to remit, any payment due under the Workout Agreement, the University shall deliver a written notice to us demanding payment.  If such payment is not paid to the University within sixty (60) days after the date of such written notice (the “Due Date”), in addition to any other rights and remedies the University may have at law or in equity:

  the University shall have the right to immediately file suit to enforce the terms of the Workout Agreement; and

  the University shall have the right, but not the obligation, to terminate the Amended License Agreement, effective as of a date selected by the University at least sixty (60) days after the Due Date, by delivering a notice of termination of the Amended

License Agreement to Registrant at least thirty (30) days prior to the selected effective date of such termination of the Amended License Agreement.

Birchington Transaction

          On September 27, 2005, we entered into a Stock Purchase Agreement with Birchington Investments Limited, a British Virgin Islands corporation.  In the agreement, Birchington purchased 6,000,000 shares of our restricted common stock in exchange for 9,606,000 Ordinary Shares of Birchington, calculated on the basis of a $1.00 U.S. per share valuation.  Birchington’s Ordinary Shares were recently listed on the Irish Stock Exchange in Dublin, Ireland.  Birchington is a newly formed company which was formed for the specific purpose of investing in United States small cap companies which Birchington believes to have long term growth potential.

          Birchington has entered into a lock-up agreement with us pursuant to which they have agreed not to sell, transfer, or assign the shares of our common stock which it received for a period of one year from the closing date.

          An additional 1,800,000 shares of our common stock will be held in escrow for one year following the closing.  In the event that the average closing bid price per share of our common stock during the ten trading days immediately preceding the one year anniversary date of the closing is less than the per share market price of our common stock as of the date of the closing, then Birchington shall be entitled to purchase out of escrow a percentage of the escrowed shares equal to the percentage of such decline, for a price of $0.01 per share.  The remaining escrowed shares, if any, will be returned to us.

ITEM 6           Exhibits

(a)        Exhibits

3.1 (1)	Certificate of Incorporation of Material Technologies, Inc.

3.2 (2)	Certificate of Amendment to Articles of Incorporation dated February 16, 2000

3.3 (2)	Certificate of Amendment to Articles of Incorporation dated July 12, 2000

3.4 (2)	Certificate of Amendment to Articles of Incorporation dated July 31, 2000

3.5 (3)	Amended and Restated Certificate of Incorporation dated September 12, 2003

3.6 (1)	Bylaws of Material Technologies, Inc.

4.1 (1)	Class A Convertible Preferred Stock Certificate of Designations

4.2 (1)	Class B Convertible Preferred Stock Certificate of Designations

10.1	Stock Purchase Agreement with Birchington Investments Limited dated April 7, 2005

10.2	Escrow Agreement with Birchington Investments Limited dated September 27, 2005

10.3	Master Agreement with Barclay Asset Management, LLC dated June 28, 2005, and exhibits thereto

10.4	Regulation S Stock Purchase Agreement dated June 29, 2005

10.5	Consulting Services Agreement with Mark Theriot dated July 28, 2005

10.6	Workout Agreement with the University of Pennsylvania dated as of August 15, 2005

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)     Incorporated by reference from our registration statement on Form S-1 filed with the Commission on April 30, 1997.

(2)     Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on March 30, 2001.

(3)     Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on April 9, 2004.

(b)        Reports on Form 8-K

          On September 13, 2005, we filed an Item 1.01 and 3.02 Current Report on Form 8-K regarding our entry into a material definitive agreement with the University of Pennsylvania and our issuance of unregistered securities in connection therewith.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 11, 2005		/s/ Robert M. Bernstein
	By:	Robert M. Bernstein
	Its:	President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Director