Form 10KSB
period 2005-12-31
MATERIAL TECHNOLOGIES INC /CA/
filed 2006-02-10
CIK 1036668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  33-23617

Material Technologies, Inc.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4622822 (I.R.S. Employer Identification No.)
11661 San Vicente Boulevard, Suite 707 Los Angeles, California (Address of principal executive offices)	90049 (Zip Code)
Issuer’s telephone number    (310) 208-5589

Securities registered under Section 12(g) of the Exchange Act:

Common stock, par value $0.001
(Title of class)

                Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [ X ]

                Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     X         No           .

                Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ X ]

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                No     X    .

                State issuer’s revenues for its most recent fiscal year.   The issuer’s revenues for the year ended December 31, 2005 were $139,346.

                State the aggregate market value of voting and non‑voting common equity held by non‑affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in rule 12b‑2 of the Exchange Act.)  $20,078,226, based on the closing price of $0.13 for our common stock on January 30, 2006.

                State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of January 30, 2006, there were 218,911,233 shares issued, and 176,355,380 shares outstanding, of our Class A common stock.  As of January 30, 2006, there were 600,000 shares of our Series B Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

                If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10‑KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”).  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).  None.

                Transitional Small Business Disclosure Format (check one):  Yes _____     No     X

Material Technologies, Inc.

ITEM 7 - FINANCIAL STATEMENTS. 28
ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT................................ 31
ITEM 10 - EXECUTIVE COMPENSATION......................................................................................... 35
ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

PART I

            This Annual Report includes forward‑looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward‑looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward‑looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

            Forward‑looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  The Company’s future results and shareholder values may differ materially from those expressed in these forward‑looking statements.  Readers are cautioned not to put undue reliance on any forward‑looking statements.

ITEM 1 ‑ DESCRIPTION OF BUSINESS

Introduction

            We are engaged in research and development of metal fatigue detection, measurement, and monitoring technologies.  As such, we are developing several monitoring devices for metal fatigue detection and measurement.  We are a development stage company doing business as Tensiodyne Scientific Corporation.

            Our efforts are dedicated to developing devices and systems that indicate the true fatigue status of a metal component.  We have developed two products.  The first is a small, extremely simple device that continuously integrates the effect of fatigue loading in a structural member, called a Fatigue Fuse.  The second is an instrument that detects very small cracks in metals, the Electrochemical Fatigue Sensor.  It has demonstrated that it can detect cracks, in the laboratory, as small as 10 microns (0.0004 inches), which is smaller than any other practical crack detection technology, as acknowledged by the United States Air Force and confirmed by Rockwell Scientific Corporation.  We hold the patents on the Fatigue Fuse and license the technology on the Electrochemical Fatigue Sensor from the University of Pennsylvania.

            We were formed as a Delaware corporation on March 4, 1997.  We are the successor to the business of Material Technology, Inc., a Delaware corporation, also doing business as Tensiodyne Scientific, Inc. Material Technology, Inc. was the successor to the business of Tensiodyne Corporation that began developing the Fatigue Fuse in 1983.  Our two predecessors, Tensiodyne Corporation and Material Technology, Inc. were engaged in developing and testing the Fatigue Fuse and, beginning in 1993, developing the Electrochemical Fatigue Sensor.

            As of December 31, 2005, our investments in our subsidiary companies represented less than 10% of our total assets.  We have controlling interests in each of our subsidiary companies and members of our management also serve as officers and directors of each subsidiary.

Our Technologies

The Fatigue Fuse

            The Fatigue Fuse is designed to be affixed to a structure to give warnings as pre-selected portions of the fatigue life have been used up (i.e., how far to failure the structure has progressed).  It warns against a condition of widespread generalized cracking due to fatigue.

            The Fatigue Fuse is a thin piece of metal similar to the material being monitored.  It consists of a series of parallel metal strips connected to a common base, much as fingers are attached to a hand.  Each “finger” has a different geometric pattern, called “notches,” defining its boundaries.  Each finger incorporates an application-specific notch near the base.  By applying the laws of physics to determine the geometric contour of each notch, the fatigue life of each finger is finite and predictable.  When the fatigue life of a finger (Fuse) is reached, the Fuse breaks.

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

The Electrochemical Fatigue Sensor (“EFS”)

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

Development of our Technologies

            Currently, our primary focus is on the development and commercialization of the EFS.  Due to our limited resources, efforts in the development and testing of the Fatigue Fuse have been delayed.

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

            The Fatigue Fuse is at its final stages of testing and development.  To begin marketing the Fatigue Fuse, it is our belief that it will take from six to 12 months and cost approximately $600,000, including technical and beta testing and final development.  If testing, development, and marketing are successful, we estimate we should begin receiving revenue from the sale of the Fatigue Fuse within a year of completing development. However, we cannot estimate the amount of revenue that may be realized from sales of the Fuse, if any.

            To date, certain organizations have included our Fatigue Fuse in test programs.  We have already completed the tests for welded steel civil bridge members conducted at the University of Rhode Island.  In 1996, Westland Helicopter, a British firm, tested the Fatigue Fuse on helicopters.  That test was successful with the legs of the Fatigue Fuses failing in sequence as predicted.

            The Fatigue Fuse has been at this stage for the past several years as we have not had the necessary financial resources to finalize our development and commence marketing.  At the present time we have elected to defer future development of the Fatigue Fuse and apply our resources to pursue the EFS technology.

Status of the EFS

            The existence of very small cracks can be determined by EFS, and in this regard it appears superior in resolution to other current non-destructive testing techniques.  It has succeeded in regularly detecting cracks as small as 40 microns in a titanium alloy, in a laboratory environment, as verified by a scanning electronic microscope, and has proven to be capable of detecting cracks down to ten microns, as acknowledged by the Materials Laboratory at Wright Patterson Air Force on a titanium alloy and confirmed by evaluations at Rockwell Scientific Corporation on bridge grade steel.  This is much smaller than the capability of any other practical non-destructive testing method for structural components.  There is also a vast body of testing supporting successful use of this technology with selected aluminum alloys.  Within the past twelve months, we have successfully evaluated EFS on six highway bridges.  These are considered Beta Tests verifying the procedure in the real world.  We are now preparing to begin the marketing of the EFS for bridges.

Commercial Markets for our Products and Technologies

            No commercial application of our products has been arranged to date, but we believe it can be applied to certain markets.  Our technology is applicable to many market sectors such as bridges and aerospace as well as ships, cranes, railways, power plants, nuclear facilities, chemical plants, mining equipment, piping systems, and heavy iron.

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

Our Patent Protections

            We are the assignee of four patents originally issued to Tensiodyne Corporation.  The first was issued on May 27, 1986, and expired on May 27, 2003.  It is titled “Device for Monitoring Fatigue Life” and bears United States Patent Office Number 4,590,804.  The second patent, titled “Metal Fatigue Detector” was issued on August 24, 1993 and expires on August 24, 2010, United States Patent Number 5,237,875.  The third patent, titled “Device for Monitoring the Fatigue Life of a Structural Member and a Method of Making Same,” was issued on June 14, 1994 and expires on June 14, 2011, United States Patent Number 5,319,982.  In addition, we own a fourth patent, titled “Device for Monitoring the Fatigue Life of a Structural Member and a

Method of Making Same,” which was issued June 20, 1995, United States Patent Number 5,425,274, and expires June 20, 2012.

Our Patents are Encumbered

            The patents described in the preceding section are pledged as collateral to secure the repayment of loans extended to us or indebtedness that we currently owe.  On August 30, 1986, we entered into a funding agreement with the Advanced Technology Center, whereby ATC paid $45,000 to us for the purchase of a royalty of 3% of future gross sales and 6% of sublicensing revenue.  The royalty is limited to the $45,000 plus an 11% annual rate of return. At December 31, 2005, the future royalty commitment was limited to approximately $344,000.  The payment of future royalties is secured by equipment we use in the development of technology as specified in the funding agreement, however, no lien against our equipment or our patents in favor of ATC vests until we generate royalties from product sales.

            On May 4, 1987, we entered into a funding agreement with ATC whereby ATC provided $63,775 to us for the purchase of a royalty of 3% of future gross sales and 6% of sublicensing revenue.  The agreement was amended August 28, 1987, and as amended, the royalty cannot exceed the lesser of (1) the amount of the advance plus a 26% annual rate of return or, (2) total royalties earned for a term of 17 years.  As with our first agreement with ATC, no lien or encumbrance against our assets, including our patents, vests in favor of ATC until we generate royalties from product sales.  If we were to default on these payments to ATC, our obligations relating to these agreements then become secured by our patents, products and accounts receivable.  At December 31, 2005, the total future royalty commitments, including the accumulated 26% annual rate of return, were limited to approximately $6,142,000.

            On May 27, 1994, we borrowed $25,000 from Sherman Baker, one of our shareholders.  We gave Mr. Baker a promissory note due May 31, 2002 and we pledged our patents as collateral to secure the repayment of this note.  As of the date of this prospectus, there is a first priority security interest in our patents as collateral for the repayment of the amounts we owe to Mr. Baker.  As additional consideration for this loan, we granted to Mr. Baker a 1% royalty interest in the Fatigue Fuse and a 0.5% royalty interest in the Electrochemical Fatigue Sensor.  We are in default of the repayment terms of the note held by Mr. Baker, and at December 31, 2005, we owe Mr. Baker $53,515 in principal and accrued interest.  Mr. Baker has not taken any action to foreclose his interest in the collateral and we are in discussions with Mr. Baker, with the expectation that we will cure any default in the note he holds and avoid any foreclosure of his security interest held in our patents.  We believe that although we have not yet cured our defaults on the loans to Mr. Baker, our current communications with him suggest that Mr. Baker does not have the present intention of foreclosing on the patents as collateral or the pursuit of legal action against us to collect the balance due under our note.

Distribution of our Products

            Subject to available financing, we intend to exhibit the Fatigue Fuse and the Electrochemical Fatigue Sensor at various trade shows and intend to also market our products directly to end users including certain state regulatory agencies charged with overseeing bridge maintenance, companies engaged in manufacturing and maintaining large ships and tankers, and the military.  Although we intend to undertake marketing, dependent on the availability of funds, within and without the United States, no assurance can be given that any such marketing activities will be implemented.

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

Employees

            We have four employees, Robert M. Bernstein, President, Chief Executive Officer and Chief Financial Officer, a Secretary, and two part time engineers. In addition, we retain consultants for specialized work.

ITEM 2 ‑ DESCRIPTION OF PROPERTY

Corporate Office

            We lease an office at 11661 San Vicente Blvd., Suite 707, Los Angeles, California, 90049.  The space consists of 830 square feet and will be adequate for our current and foreseeable needs.  The total rent is payable at $2,348 per month on a month-to-month basis.  Either party may cancel the lease on 30 days notice.

ITEM 3 ‑ LEGAL PROCEEDINGS

            On June 15, 2005, we filed a Complaint in the Los Angeles Superior Court, State of California, case number BC336689, against Gem Advisors, Inc., GEM Global Emerging Markets, and Global Emerging Markets of North America, Inc., seeking a declaration regarding certain agreements we entered into with the parties.  We did not seek monetary damages.  On November 16, 2005, Gem Advisors, Inc. filed an Answer and Cross-Complaint, seeking approximately $1.9 million in damages arising out of finders fees for certain transactions.  On November 30, 2005, default judgments were entered against the other defendants who failed to respond to our Complaint.  No discovery has been taken.  We intend to pursue our Complaint and defend the Cross-Complaint vigorously and anticipate that discovery will commence shortly.

            In the ordinary course of business, we may be from time to time involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  However, in the opinion of our management, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 4 ‑ SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            There have been no events that are required to be reported under this Item.

PART II

ITEM 5 ‑ MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

            Our common stock is quoted on the OTC Bulletin Board under the symbol “MTNA.”   For the periods indicated, the following table sets forth the high and low bid prices per share of common stock.  These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal year ended December 31, 2004:
First Quarter.....................................................	$3.15	$2.70
Second Quarter................................................	$3.55	$3.15
Third Quarter...................................................	$3.45	$3.02
Fourth Quarter..................................................	$3.05	$1.75

Fiscal year ended December 31, 2005:
First Quarter.....................................................	$2.25	$1.25
Second Quarter................................................	$1.65	$1.00
Third Quarter...................................................	$2.46	$0.75
Fourth Quarter..................................................	$2.40	$0.15

Fiscal year ended December 31, 2006:
First Quarter (through January 27, 2006)............	$0.21	$0.08

            The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock.  The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Holders

            As of January 30, 2006, we had approximately 1,492 holders of our Class A common stock and 1 holder of our Class B common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  The transfer agent of our common stock is Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117.

Dividends

            We have never declared or paid any cash dividends on our common stock.  We do not anticipate paying any cash dividends to stockholders in the foreseeable future.  In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

            We have three stock option plans:  The 1998 Stock Plan (“the 1998 Plan”), the 2002 Stock Issuance/Stock Plan (“the 2002 Plan”) and the 2003 Stock Option, SAR and Stock Bonus Consultant Plan (“the 2003 Plan”).  There are currently no options outstanding under any of the plans.

            In September 1998, we adopted the 1998 Plan and reserved 800,000 shares of our common stock for grant under the plan.  Eligible participants include employees, advisors, consultants, and officers who provide services to us.  The option price is 100% of the fair market value of a share of common stock at either the date of grant or such other day as the as the Board may determine.  During 2005 and 2004, there were no options granted under the 1998 Plan.  The 1998 Plan expires upon the earlier of all reserved shares being granted or September 10, 2008.

            In February 2002, we adopted the 2002 Plan and reserved 20,000,000 shares of our common stock for grant under the plan.  Eligible plan participants include employees, advisors, consultants, and officers who provide services to us.  The option price is 100% of the fair market value of a share of common stock at either the date of grant or such other day as the Board may determine.  During 2005 and 2004, there were no options granted under the 2002 Plan.  The 2002 Plan expires upon the earlier of all reserved shares being awarded or December 31, 2007.

            In September 2003, we adopted the 2003 Plan and reserved and 10,000,000 shares of our common stock for grant.  Eligible plan participants include independent consultants.  The option price shall be no less than 85% of the fair market value of a share of common stock at date of grant.  During 2005 and 2004, there were no options granted under the 2003 Plan.  The 2003 Plan expires upon the earlier of all reserved shares being granted or September 23, 2006.

            As of December 31, 2005, the plan information is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holders	30,800,000	n/a	30,800,000
Total	30,800,000	n/a	30,800,000

Recent Sales of Unregistered Securities

            Following is a summary of unregistered securities issued during 2005 and 2004.

2005

            On January 14, 2005, we issued 500,000 shares through the conversion of 500,000 shares of our Series D preferred stock.

            On February 7, 2005, we issued 400,000 shares for consulting services. These shares are subject to a thirty-month lock-up agreement and were valued at $555,000.

            On March 11, 2005, we issued 2,000 shares of our common stock through an exercise of warrants and received $1,000.

            On March 11, 2005, we issued 75,750 shares for consulting services. These shares are subject to a 2-year lock-up agreement and were valued at $90,000.

            On March 24, 2005, we issued 500,000 shares for consulting services. These shares are subject to a 2-year lock-up agreement and were valued at $580,000.

            On April 4, 2005 we issued 5,000 shares of our common stock to a consultant valued at $4,800.  The shares are subject to a two-year lock-up agreement.

            On April 13, 2005 we issued 50,000 shares of our common stock to an employee valued at $54,000. The shares are subject to a two-year lock-up agreement.

            On April 20, 2005, we issued 10,000 shares of our common stock to a shareholder pursuant to an agreement whereby all company shares held by him are locked up for one year.  We valued the 10,000 shares at $11,700, which was charged to operations.

            On April 26, 2005, we issued 125,000 shares of our common stock to a consultant in connection with our research projects, which were valued at $130,000.  The shares are subject to a two-year lock-up agreement.

            On May 17, 2005, we issued 8,190,000 shares of our common stock in exchange for purchasing 8,307,000 shares in Birchington Investments Limited.  Of the 8,190,000 shares issued, 5,850,000 were issued to Birchington subject to a one-year lock up agreement, 1,755,000 shares are being held in escrow and 585,000 shares were issued to a consultant in connection with the transaction.

            On June 23, 2005, we issued 300,000 shares of our common stock to another consultant in connection with the Birchington transaction.  The recipient of the 300,000 shares issued a check for $300 in addition to providing services.  We valued the 6,735,000 shares issued in connection with the Birchington purchase (excluding the 1,755,000 shares held in escrow) at $1,661,400.

            On June 21, 2005, we returned to treasury 20,832,000 shares of our common stock that were previously held in escrow.  These shares were subsequently cancelled.

            On June 27, 2005, we issued 40,000,000 shares to be held in escrow in connection with a proposed loan transaction.  If the transaction is consummated, the 40,000,000 shares will be pledged as collateral against the loan.  The negotiations on the loan are ongoing and there is no assurance that the loan will be consummated.

            On August 3, 2005, we issued 250,000 shares of our common stock for prepaid consulting services valued at $525,000.

            On September 7, 2005, we issued a total of 9,539 shares of our Class A common stock to four foreign investors in offshore transactions, for cash totaling $2,246, pursuant to the terms of stock purchase agreements.  The issuance was exempt from registration pursuant to Regulation S of the Securities Act of 1933, and the shareholders are sophisticated, foreign investors who are familiar with our operations.

            On September 14, 2005, we issued 4,552,000 shares of our Class A common stock, subject to an eighteen-month resale restriction, to the University of Pennsylvania (“Penn”), in exchange for Penn’s waiver, valued at $7,733,848, of potential legal remedies under that certain License Agreement dated August 26, 1993, as amended by Amendment 1 dated December 17, 1997 (collectively, the “License Agreement”) and that certain Sponsored Research Agreement dated August 26, 1993, as amended by the Repayment Agreement dated December 17, 1997 (collectively, the “SRA/Repayment Agreement”), pursuant to the terms of that certain Workout Agreement dated August 31, 2005.

            On September 20, 2005, we issued a total of 6,233 shares of our Class A common stock to two foreign investors in offshore transactions, for cash totaling $1,468, pursuant to the terms of stock purchase agreements.  The issuance was exempt from registration pursuant to Regulation S of the Securities Act of 1933, and the shareholders are sophisticated, foreign investors who are familiar with our operations.

            On September 22, 2005, we issued a total of 149,701 shares of our Class A common stock to sixteen foreign investors in offshore transactions, for cash totaling $26,971, pursuant to the terms of stock purchase agreements.  The issuance was exempt from registration pursuant to Regulation S of the Securities Act of 1933, and the shareholders are sophisticated, foreign investors who are familiar with our operations.

            On September 26, 2005, we issued a total of 900,000 shares of our Class A common stock to three officers and directors for services rendered as follows:  Bill Berks (500,000), John Goodman (200,000), and Joel Freedman (200,000).  These shares are subject to a 2-year lock-up agreement and were valued at $1,080,000.

            On September 27, 2005, we issued a total of 7,800,000 shares of our Class A common stock to Birchington, in an offshore transaction, in exchange for 9,606,000 Ordinary Shares of Birchington, pursuant to the terms of that certain Stock Purchase Agreement dated September 27, 2005 (the “Stock Purchase Agreement”).  Of the shares of our Class A common stock issued to Birchington, 1,800,000 are held in escrow to be sold or returned to us pursuant to the terms of the Stock Purchase Agreement.  The issuance was exempt from registration pursuant to Regulation S of the Securities Act of 1933, and the shareholder is a sophisticated, foreign investor who is familiar with our operations.

            On September 27, 2005, we issued a total of 600,000 shares of our Class A common stock to an individual who provided us with consulting services in connection with the Birchington transaction set forth in that certain Stock Purchase Agreement dated September 27, 2005.  We valued the 6,600,000 shares issued in connection with the Birchington purchase (excluding the 1,800,000 shares held in escrow) at $1,921,200.

            On September 28, 2005, we issued a total of 89,935 shares of our Class A common stock to seven foreign investors in offshore transactions, for cash totaling $13,129, pursuant to the terms of stock purchase agreements.  The issuance was exempt from registration pursuant to Regulation S of the Securities Act of 1933, and the shareholders are sophisticated, foreign investors who are familiar with our operations.

            On October 1, 2005, we cancelled 2,084 outstanding shares for no consideration.

            On October 3, 2005, we issued 312,500 shares of our common stock for cash proceeds of $156,250.

            On October 4, 2005, we committed to issue 30,135,172 shares to warrant holders in connection with their cashless exercise of 31,000,000 warrants.  Such shares were issued in January, 2006.

            On October 4, 2005, we issued 50,000 shares of our common stock to a consultant for services rendered valued at $67,500.

            On October 5, 2005, we issued 62,467 shares of our common stock pursuant to a Regulation S offering for $11,302.

            On October 11, 2005, we issued 4,000 shares of our common stock for cash proceeds of $2,000.

            On October 14, 2005, we issued 70,072 shares of our common stock pursuant to a Regulation S offering for $12,565.

            On October 27, 2005, we issued 410,000 shares of our common stock to a consultant for media services valued at $123,000.

            On October 28, 2005, we issued 86,000 shares of our common stock for legal services valued at $34,400.

            On October 31, 2005, we issued 192,938 shares of our common stock to various shareholders of Matech Aerospace (a majority owned subsidiary of the Company) as compensation for the subsidiary’s inactive status, valued at $67,528.

            On November 9, 2005, we issued 295,545 shares of our common stock pursuant to a Regulation S offering for $35,207.

            On November 15, 2005, we issued 173,577 shares of our common stock pursuant to a Regulation S offering for $14,353.

            On November 28, 2005, we issued 90,513 shares of our common stock pursuant to a Regulation S offering for $4,900.

            On December 2, 2005, we issued 101,353 shares of our common stock pursuant to a Regulation S offering for $6,196.

            On December 8, 2005, we issued 100,000 shares of our common stock for $2,000.

            On December 12, 2005, we issued 531,195 shares of our common stock pursuant to a Regulation S offering for $25,352.

            On December 15, 2005, we issued an aggregate of 135,747 shares of our common stock to Lynx Consulting as compensation for investor relations services performed on behalf of our company pursuant that certain Investor Relations Services Agreement valued at $32,579.

            To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with Golden Gate Investors, Inc. (“Golden Gate”) on December 16, 2005, as amended by that certain Addendum to Convertible Debenture, Warrant to Purchase Common Stock and Securities Purchase Agreement, and that certain Addendum to Convertible Debenture and Warrant to Purchase Common Stock, each dated as of December 16, 2005, for the sale of (i) $40,000 in convertible debentures and (ii) warrants to buy 4,000,000 shares of our common stock.  The investors provided us with an aggregate of $40,000 upon the execution of final definitive agreements.

            The debentures bear interest at 5¼%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholder’s option.  The convertible debentures are convertible into the number of our shares of common stock equal to the dollar amount of the debentures being converted multiplied by 110, less the product of the conversion formula multiplied by 100 times the dollar amount of the debenture being converted, which is divided by the conversion formula.  The conversion formula for the convertible debentures is the lesser of (i) $0.70, (ii) eighty percent of the average of the thee lowest volume weighted average prices during the twenty (20) trading days prior to the conversion or (iii) eighty percent of the volume weighted average price on the trading day prior to the conversion.  Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted.  Golden Gate has agreed that, beginning in the first full calendar month after the registration statement is declared effective, it shall convert at least 5%, but no more than 10%, of the debentures per calendar month, provided that the common stock is available, registered and freely tradable; provided that, if, at any time during the applicable month, the volume weighted average price is below $0.10, Golden Gate is not obligated to convert any portion of the debenture during that month.  However, in the event that our volume weighted average price is less than $0.20, we will have the option to prepay the debenture at 130% rather than have the debenture converted.  If we elect to prepay the debenture, Golden Gate will withdraw its conversion notice.  In addition, the selling stockholder is obligated to exercise no less than 5%, and no more than 10%, of the outstanding warrant beginning in the first full month after the Securities and Exchange Commission declares this prospectus effective; provided that, if, at any time during the applicable month, the volume weighted average price is below $0.10, Golden Gate is not obligated to exercise any portion of the warrant during that month.  The warrant is exercisable into 4,000,000 shares of common stock at an exercise price of $1.09 per share.

            The selling stockholder has contractually agreed to restrict its ability to convert or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 9.9% of the then issued and outstanding shares of common stock.

            On December 30, 2005, we issued 250,000 shares of our common stock for consulting services valued at $50,000.

2004

            On January 7, 2004, we issued 25,000 Class A common shares to our executive secretary. The shares are subject to a three-year lock up agreement and were valued at $48,125.

            On February 11, 2004, we issued 250,000 Class A common shares of our common stock through the conversion of 250,000 shares of Class D preferred stock.

            On February 12, 2004, we issued 500,000 Class A common shares to a consultant for services rendered in connection with Matech Aerospace and for the overseeing the design, utilization, and marketing of the Videoscope.  The shares are subject to a three-year lock up agreement and were valued at $1,032,500.

            On February 12, 2004, we issued 50,000 Class A common shares to a consultant for services rendered in connection with Matech Aerospace and the design and utilization of the Videoscope.  The shares are subject to a three-year lock up agreement and were valued at $103,250.

            On February 12, 2004, we issued 25,000 Class A common shares to a consultant for services rendered in connection with accounting assistance. The shares are subject to a three-year lock up agreement and were valued at $25,000.

            On March 8, 2004, we issued 200,000 Class A common shares of our common stock through the conversion of 200,000 shares of Class D preferred stock.

            On March 16, 2004, we issued 25,000 shares of our Class A common stock to a consultant for services rendered in connection with the development of the Electrochemical Fatigue Sensor for use on bridges. The shares are subject to a three-year lock up agreement and were valued at $53,550.

            On March 26, 2004, we issued to a consultant 25,000 shares of our Class A common stock for services rendered. These shares are subject to a three-year lockup agreement and were valued at $55,125.

            On April 1, 2004, certain shareholders exercised 3,300 warrants to purchase 6,200 shares of our Class A common stock for $4,550.

            On April 23, 2004, we cancelled 250,000 shares of our Class D preferred stock in exchange for issuing 250,000 shares of our common stock.

            On May 12, 2004, we issued 25,000 shares of our common stock to a note holder as additional consideration for our delay in paying off the principal balance owed. These shares are subject to a three-year lockup agreement and were valued at $59,500.

            On May 13, 2004, we cancelled 250,000 shares of our Class D preferred stock in exchange for issuing 250,000 shares of our common stock.

            On May 25, 2004, we issued to a consultant 10,000 shares of our common stock for services rendered.  These shares are subject to a three-year lockup agreement and were valued at $24,150.

            On June 1, 2004, we cancelled 2,700 shares of our Class C Preferred in exchange for issuing 2,700 shares of our common stock.

            On June 8, 2004, we issued 1,900 shares of our Class A common stock for $3,600.

            On June 16, 2004, we purchased 260 shares of our Class A common stock from S. Beck for $974, which were subsequently cancelled.

            On June 18, 2004, we issued to a consultant 120,000 shares of our Class A common stock for services rendered.  These shares are subject to a three-year lockup agreement and were valued at $285,600.

            On June 25, 2004, we issued 11,875 shares of our common stock for cash proceeds of $8,906.

            On June 30, 2004, we issued an attorney 50,000 shares of our Class A common stock as payment on past due invoices. The shares issued are subject to a three-year lockup agreement and were valued of the indebtedness cancelled totaling $39,467.

            On June 30, 2004, we issued to a consultant 3,000 shares of our Class A common stock for services rendered valued at $10,200.

            On July 16, 2004, we issued 1,047,000 of our Class A common stock for cash proceeds of $123,500.

            On July 27, 2004, we issued 1,000,000 of our Class A common stock to Mr. William Berks, our Vice-President, for services rendered.  These shares are subject to a three-year lockup agreement and were valued at $2,380,000.

            On July 27, 2004, we issued to a consultant 300 shares of our Class A common stock for services rendered valued at $1,020.

            On August 9, 2004, we issued to a consultant 1,800 shares of our Class A common stock for services rendered valued at $6,120.

            On August 16, 2004, we issued 1,000 shares of our Class A common in connection with our Regulation S offering valued at $3,400.

            On August 16, 2004, we issued three consultants a total of 599,000 shares of our Class A common stock for services rendered. These shares are subject to a three-year lockup agreement and were valued at $1,341,760.

            On August 24, 2004, we issued to two consultants a total of 5,600 shares of our Class A common stock for services rendered valued at $18,200.

            On September 2, 2004, we issued 7,500 of our Class A common stock to Mr. William Berks, our vice-president, for services rendered valued at $24,000.

            On September 13, 2004, we issued 14,760 shares of our Class A common stock for cash proceeds of $14,500.

            On September 14, 2004, we purchased 1,066 shares of our common stock for $3,194. These shares were subsequently cancelled.

            On September 28, 2004, we issued a consultant 1,000 shares of our common stock for services rendered valued at $3,020.

            On October 1, 2004, we issued 8,666,666 shares of our common stock in exchange for 7,158,590 shares of Langley Park Investments PLC valued at $12,973,513.

            On October 1, 2004, we issued to a consultant 36,923 shares of our Class A common stock for services rendered.  These shares are subject to a three-year lockup agreement and were valued at $78,572.

            On October 1, 2004, we issued to a consultant 1,000 shares of our Class A common stock for services rendered valued at $2,128.

            On October 6, 2004, we issued to a consultant 200,000 shares of our common stock for services rendered. These shares are subject to a three-year lockup agreement and were valued at $425,600.

            On October 13, 2004, we cancelled 2,570,000 shares of our Class D Preferred in exchange for issuing 2,570,000 shares of our Class A common stock.

            On October 14, 2004, we issued 130,000 shares of our Class A common stock cash proceeds of for $10,000.

            On October 15, 2004, we issued Joel Freedman, a Director and Corporate officer, 2,260,000 shares of our Class A common stock for services rendered. These shares are subject to a two-year lockup agreement and were valued at $4,972,000.

            On October 15, 2004, we issued John Goodman, a Director and Corporate officer, 1,500,000 shares of our Class A common stock for services rendered.  These shares are subject to a three-year lockup agreement and were valued at $2,760,000.

            On October 25, 2004, we issued 100,000 shares of our common stock to a consultant for services rendered.  These shares are subject to a two-year lockup agreement and were valued at $210,000.

            On November 22, 2004, we issued our administrative assistant 25,000 shares of our Class A common stock for services rendered. These shares are subject to a three-year lockup agreement and were valued at $39,375.

            On November 29, 2004, we issued an additional 24,800 shares of our Class A common stock to certain shareholders in connection with our Regulation S Offering for no additional consideration than what these shareholders previously paid for the original shares issued.

            On December 17, 2004, we issued to two of our advisory board members a total of 175,000 shares of our Class A common stock for services rendered.  These shares are subject to a two-year lockup agreement and were valued at $315,000.

            Unless otherwise noted, all of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.  No advertising or general solicitation was employed in offering the securities.  The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of our company or executive officers of our company, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.  In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment.  Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM 6 ‑ MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Disclaimer Regarding Forward Looking Statements

            Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

            Although the forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

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

Results of Operations for the Three Months Ended December 30, 2005 and 2004

Introduction

            Our revenues for the fourth quarter of 2005 were substantially similar to the fourth quarter of 2004 and the third quarter of 2005, and were limited exclusively to our research contracts with Northrop Grumman.  Most of our research and development costs in both years are related to the recorded cost of stock issued to third party consultants.

Revenues and Loss from Operations

            Our revenue, research and development costs, general and administrative expenses, and loss from operations for the three months ended December 31, 2005, as compared to the three months ended December 31, 2004 and September 30, 2005, are as follows:

	3 Months Ended December 31, 2005	3 Months Ended December 31, 2004	Percentage Change	3 Months Ended September 30, 2005

Revenue	$82,284	$47,410	74%	$22,963
Research and development costs	78,253	3,198,861	(98)	890,607
General and administrative expenses	722,918	6,122,205	(88)	495,410

Loss from operations	$(718,887)	$(9,273,656)	(91)%	$(1,363,054)
	===========	===========		============

            Our revenue for all three quarters shown above came from our research contracts with Northrop Grumman.

            During the three month periods ended December 31, 2005 and September 30, 2005, we incurred research and development costs of $78,253 and $890,607, respectively.  Of the $890,607 incurred in 2005, $840,000 was related to the issuance of 700,000 shares of our common stock for services provided by employees.

            General and administrative expenses were $722,918 and $495,410, respectively, for the three month periods ended December 31, 2005 and September 30, 2005.  The major expenses incurred during the three months ended December 31, 2005 and 2004 and September 30, 2005 were:

	3 Months Ended December 31, 2005	3 Months Ended December 31, 2004	3 Months Ended September 30, 2005

		(Restated)

Consulting services	$505,533	$343,792	$364,878
Officer’s salary	48,000	48,000	45,000
Secretarial salary	10,202	28,283	10,336
Professional fees	98,800	270,610	22,916
Office expense	13,050	10,808	9,658
Travel expenses	13,106	13,304	7,795
Rent	7,044	7,044	7,044
Franchise and other taxes	-	5,808	2,040
Payroll taxes	4,671	2,134	3,853
Telephone	4,340	6,392	6,988

            Of the $505,533 of consulting services for the fourth quarter of 2005, $340,608 relates to the issuance of 688,685 shares of our common stock.  Of the $364,878 incurred for consulting services for the third quarter of 2005, $327,500 relates to the issuance of 450,000 shares of our common stock.  Additionally, $306,250 and $437,500 was included in prepaid expenses and other current assets as of December 31, 2005 and September 30, 2005, respectively.

Other Income and Expenses and Net Loss

            Our other income and expenses and net loss for the three months ended December 31, 2005 and 2004, as compared to the three months ended September 30, 2005 are as follows:

	3 Months Ended December 31, 2005	3 Months Ended December 31, 2004	Percentage Change	3 Months Ended September 30, 2005

Modification of research and development sponsorship agreement	$-	$-	0%	$(7,738,400)
Interest expense	(6,062,376)	(180,779)	3,253	(97,635)
Realized/unrealized loss on securities	(1,918,636)	(9,476,920)	(79)	-
Change in fair value of investments derivative liability	(585,735)	-	100	-
Interest income	3,298	2,995	10	3,649

Net loss	$(9,282,336)	$(18,883,210)	(51)%	$(9,195,440)
	===========	===========		============

            During the three months ended December 31, 2005, we incurred interest expense of $6,062,376.  Of this amount, $5,917,188 relates to the initial recording of the fair value of the derivative and warrant liabilities, $99,855 represents amortization of the discount on convertible debt and accrued interest on our various obligations of $45,333.  Interest income during the quarter was $3,298 of which $1,050 was accrued on amounts due from our president and $2,248 was earned on our investments.  We also recorded impairment losses on our Langley investment of $1,918,587 and a derivative value of $585,735 related ot our Birchington investment.

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

Results of Operations for the Years ended December 31, 2005 and 2004

Introduction

            In 2005, our revenues were limited exclusively to our research contracts with Northrop Grumman, and totaled $139,346.  In 2004 we generated only $46,932 from our contracts with Northrop Grumman, but also generated $100,000 of our income for the year from research contract with URS Corporation.  We continued to fund the majority of our operations through the issuance of our stock, resulting in large expenses in the areas of research and development and consulting.  The amount of cash used our operations was relatively consistent at approximately $1.05 million in 2005 and $1.32 million in 2004.  We anticipate that we will continue to fund a substantial portion of our operations through the issuance of stock until such time as we can begin to generate revenue from the sale of our products, and we do not have an estimate of when such revenues will begin.

Revenues and Loss from Operations

            Our revenue, research and development costs, general and administrative expenses, and loss from operations for the year ended December 31, 2005 as compared to the year ended December 31, 2004 are as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Percentage Change

Revenue	$139,346	$146,932	(5) %
Research and development costs	2,364,059	7,605,747	(69) %
General and administrative expenses	1,801,928	8,010,423	(78) %

Loss from Operations	$(4,026,641)	$(15,469,238)	(74) %
	============	============

            All of our revenues in 2005 came from our research contracts with Northrop Grumman.  Of the $146,932 in revenues in 2004, $46,932 came from research contracts with Northrop Grumman, while the balance came from a research contract with URS Corporation.

            Of the $2,364,059 in research and developments costs for 2005, $2,105,000 was related to the issuance of 1,725,000 shares of our common stock, of which 700,000 shares were issued to Messrs. Goodman and Berks, our officers who are responsible for project development, valued at $840,000.  The 1,025,000 shares were issued to other consultants.  Of the $7,605,747 in research and development costs for 2004, $7,174,203 was related to the issuance of 3,422,075 shares of our common stock, of which 2,507,500 shares were issued to Messrs. Goodman and Berks, valued at $5,164,000.

            General and administrative expenses were $1,801,928 and $8,010,423, respectively, for the years ended December 31, 2005 and 2004.  The major expenses incurred during each of the years were:

	Year Ended December 31, 2005	Year Ended December 31, 2004

Consulting services	$1,093,606	$7,149,240
Officer’s salary	192,000	192,000
Secretarial salary	41,782	61,750
Professional fees	245,153	398,492
Office expense	39,991	35,608
Travel expenses	47,364	49,456
Rent	28,176	28,171
Franchise and other taxes	12,021	9,317
Payroll taxes	22,624	10,670
Telephone	21,274	20,295

            Of the $1,093,606 in consulting expense for 2005, $948,159 was related to the issuance of 1,618,685 shares of our common stock.  Included in the 1,618,685 shares were 250,000 shares issued for services to be rendered through July 2006 which was valued at $525,000, of which $218,750 was expensed and included in consulting expense.  The remaining $306,250 is considered prepaid for services to be rendered in 2006 and is included in current assets on our balance sheet.  Also included in the 1,618,685 shares were 200,000 shares issued to Joel Freedman, our corporate secretary, valued at $240,000 and 50,000 shares to an employee valued at $54,000.

            Of the $7,149,240 in consulting expense for 2004, $6,842,477 was related to the issuance of 3,159,923 shares of our common stock.  Included in the 3,159,923 shares was 2,260,000 shares issued to Joel Freedman, valued at $4,972,000.

Other Income and Expenses and Net Loss

            Our license modification expense, write-down of marketable securities, realized loss on the sale of marketable securities, unrealized loss on decrease in value of marketable securities, interest expense, interest income, and net loss for the year ended December 31, 2005 as compared to the year ended December 31, 2004 are as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Percentage Change

Modification of research and development agreement	$(7,738,400)	$-	100%
Realized/unrealized loss on securities	(1,922,176)	(9,476,920)	(80)%
Change in fair value of investmentderivative liability	(585,735)	-
Interest expense	(6,493,345)	(605,980)	972%
Interest income	17,837	12,497	43%

Net loss	$(20,749,260)	$(25,495,291)	(19)%
	===========	===========

            In 2005, we charged $7,738,400 to operations relating to the issuance of 4,552,000 shares of our common stock to the University of Pennsylvania pursuant to the terms of a workout agreement with them.  There was no such workout agreement in 2004.

            The realized/unrealized loss on securities relates to the Langley investment.  In 2004, the shares experienced a sharp decline, which leveled off in 2005. As a result, the loss recognized to operations was much larger in 2004..

            The change in fair value of investments derivative liability relates to our investment in Birchington.  This value represents the value of the downside price protection shares that we would be required to sell to Birchington based on the value of our shares as of December 31, 2005.  The Birchington transaction was new in 2005.

            Of the $6,493,345 in interest expense incurred in 2005, $5,917,188 was related to the fair values of derivative and warrant liabilities related to the GGI Notes and $399,420 pertained to the amortization of the debt discount related to the beneficial conversion feature of the Palisades Debentures.  In addition, $45,354 was accrued on the note due the University of Pennsylvania, $127,010 was accrued on the actual outstanding principal balance of the Palisades Debentures, and $4,373 was accrued on our other interest-bearing obligations.

            Of the $605,980 in interest expense incurred in 2004, $122,827 was accrued on the note due to the University of Pennsylvania, $93,119 was accrued on the actual outstanding principal balance of the convertible debenture, $326,161 pertains to the amortized portion of the discount attributed to the conversion feature of the debenture, and $59,500 was paid to the holder of a past due note as additional consideration.  The $59,500 was paid through the issuance of 25,000 shares of our common stock.

Liquidity and Capital Resources

Introduction

            During the year ended December 31, 2005, we did not generate positive cash flow.  As a result, we funded our operations through the sale of marketable securities that we obtained in a financing transaction, the sale of our common stock, the issuance of our common stock for services, and loans.

            Our cash, investments in marketable securities held for trading, investments in marketable securities available for sale, prepaid services, prepaid expenses and other current assets, total current assets, total assets, total current liabilities, and total liabilities as of December 31, 2005, as compared to December 31, 2004 and September 30, 2005, were as follows:

	December 31,	December 31,	September 30,
	2005	2004	2005

Cash	$47,345	$100,800	$461,898
Marketable securities - trading	302,841	988,990	10,919
Marketable securities – available-for-sale	162,193	-	-
Prepaid services	306,250	-	437,500
Prepaid expenses and other	2,153	1,950	2,100
Total current assets	891,607	1,107,635	929,524
Total assets	4,493,227	2,167,089	5,217,769
Total current liabilities	1,930,182	1,192,425	390,024
Total liabilities	9,768,555	1,617,037	1,953,156

Cash Requirements

            For the year ended December 31, 2005, our net cash used in operations was $(1,053,380), compared to $(1,321,389) for the year ended December 31, 2004.  Negative operating cash flows during the year ended December 31, 2005, were primarily created by a net loss from operations of $20,749,260, offset by non-cash stock related expenses of $10,837,657, an adjustment for the fair value of derivative and warrant liabilities arising out of a financing transaction of $5,917,188, an other-than temporary impairment of marketable securities held for sale of $1,918,587, an increase in the fair value of the investment derivative liability of $585,735, accrued interest expense added to principal of $173,987, and amortization of discount on convertible debenture of $399,420.  Because of our need for cash to fund our continuing research and development, we do not have an opinion as to how indicative these results will be of future results.

            Negative operating cash flows during the year ended December 31, 2004, were primarily created by a net loss from operations of $25,495,291, offset by non-cash stock related expenses of $14,252,195, net realized and unrealized loss on marketable securities held for trading of $5,192,160, an other-than temporary impairment of marketable securities held for sale of $4,284,760, accrued interest expense added to principal of $216,713, and amortization of discount on convertible debenture of $326,161.

Sources and Uses of Cash

            Net cash provided by investing activities for the years ended December 31, 2005 and 2004, were $679,962 and $395,379, respectively.  For the years ended December 31, 2005 and 2004, the net cash came primarily from the sale of marketable securities in the amount of

$1,589,588 and $1,205,611, respectively, offset by the amount for purchase of securities of $(907,028) and $(900,000), respectively.

            Net cash provided by financing activities for the years ended December 31, 2005 and 2004, were $319,963 and $979,146, respectively.  For the year ended December 31, 2005, the net cash came primarily from the sale of common stock and warrants in the amount of $325,239.  For the year ended December 31, 2004, the net cash came primarily from the sale of common stock in the amount of $212,025, and proceeds from convertible debentures and other notes of $785,000.

            We are not generating sufficient cash flow from operations to fund growth.  We cannot predict when we will begin to generate revenue from the sale of our products, and until that time, we will need to raise additional capital through the sale of our equity securities.  If we are unsuccessful in raising the required capital, we may have to curtail operations.

Critical Accounting Policies

            The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  In consultation with its Board of Directors, the Company has identified the following accounting policies that it believes are key to an understanding of its financial statements.  These are important accounting policies that require management’s most difficult, subjective judgments.

            The first critical accounting policy relates to revenue recognition. Income from the Company’s research is recognized at the time services are rendered and billed for.

            The second critical accounting policy relates to research and development expense.  Costs incurred in the development of the Company’s products are expensed as incurred.

            The third critical accounting policy relates to the valuation of non-monetary consideration issued for services rendered. The Company values all services rendered in exchange for its common stock at the quoted price of the shares issued at date of issuance or at the fair value of the services rendered, which ever is more readily determinable.  All other services provided in exchange for other non-monetary consideration is valued at either the fair value of the services received or the fair value of the consideration relinquished, whichever is more readily determinable.

            The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance to EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of nonforfeitable common stock issued for future consulting services as prepaid services in its consolidated balance sheet.

            The fourth critical accounting policy is the Company’s accounting for conventional convertible debt.  When the convertible feature of the conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount pursuant to EITF Issue No. 98-5 (“EITF 98-05”), “Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio,” and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments.”  In those circumstances, the convertible debt will be record net of the discount related to the BCF.  The Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

            The fifth critical account policy relates to the accounting for non-conventional convertible debt and the related stock purchase warrants.  In the case of non-conventional convertible debt, the Company bifurcates its embedded derivative instruments and records them under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  These embedded derivatives include the conversion feature, liquidated damages related to registration rights and default provisions.  The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the non-conventional convertible debenture, the Company is required to value and classify all other non-employee stock options and warrants as derivative liabilities at that date and mark them to market at each reporting date thereafter.  Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge.  If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.  The Company values its derivatives primarily using the Black-Scholes Option Pricing Model.  The derivatives are classified as long-term liabilities.

            The sixth critical accounting policy relates to the recording of marketable securities held for trading and available-for-sale.  Marketable securities purchased with the intent of selling them in the near term are classified as trading securities. Trading securities are initially recorded at cost and are adjusted to their fair value, with the change in fair value during the period included in earnings as unrealized gains or losses.  Realized gains or losses on dispositions are based upon the net proceeds and the adjusted book value of the securities sold, using the specific identification method, and are recorded as realized gains or losses in the consolidated statements of operations.  Marketable securities that are not classified as trading securities are classified as available-for-sale securities.  Available-for-sale securities are initially recorded at cost.  Available-for-sale securities with quoted market prices are adjusted to their fair value, subject to an impairment analysis (see below).  Any change in fair value during the period is excluded from earnings and recorded, net of tax, as a component of accumulated other comprehensive income (loss).  Any decline in value of available-for-sale securities below cost that is considered to be “other than temporary” is recorded as a reduction of the cost basis of the security and is included in the statement of operations as a write down of the market value (see below).

            The seventh critical accounting policy is our accounting for the fair market value of non-marketable securities we have acquired.  Non-marketable securities are originally recorded at cost.   In the case of non-marketable securities we acquired with our common stock, we value the securities at a significant discount to the stated per share cost based upon our historical experience with similar transactions as to the amount ultimately realized from the sale of the shares.  Such investments are reduced when we have indications that a permanent decline in value has occurred.  At such time as quoted market prices become available, the net cost basis of these securities will be reclassified to the appropriate category of marketable securities.  Until that time, the securities will be recorded at their net cost basis, subject to an impairment analysis (see below).

            In accordance with the guidance of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the Company assesses any decline in value of available-for-sale securities and non-marketable securities below cost as to whether such decline is “other than temporary.”  If a decline is determined to be “other than temporary,” the decline is recorded as a reduction of the cost basis of the security and is included in the statement of operations as an impairment write down of the investment.

ITEM 7 ‑ FINANCIAL STATEMENTS

ITEM 8 ‑ CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Gumbiner, Savett, Finkel, Fingleson & Rose, Inc., Certified Public Accountants (hereinafter “Gumbiner”) was dismissed by us as our principal independent accountant, effective June 3, 2004.  Gumbiner’s report on the financial statements for the year ended December 31, 2003, contained a modification as to the uncertainty of us continuing as a going concern.

            We engaged Farber & Hass, LLP as the principal accountant to audit our financial statements effective as of June 3, 2004. Farber & Hass, LLP (hereinafter “Farber”) was dismissed by us as our principal independent accountant, effective January 20, 2005.  Farber did not issue a report in either of the last two years, as they were engaged only to perform reviews of our interim financial statements for each of the three quarters in the period ended September 30, 2004.  The decision to change accountants was recommended and approved by the Board of Directors.  There were no disagreements with Farber on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure from the time of their appointment as our certifying accountant through January 20, 2005.

            We engaged Corbin & Company, LLP (hereinafter “Corbin”) as the principal accountants to audit our financial statements effective as of January 21, 2005.  We, during our most recent fiscal year and any subsequent interim period to the date hereof, did not have discussions nor has we consulted with Corbin regarding the following: (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion to be rendered on the our financial statements, and neither a written report was provided to us nor oral advice was provided that Corbin concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matters that were the subject of a “disagreement”, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a reportable event.

ITEM 8A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

            We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2005, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

            A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of December 31, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

   Remediation of Material Weaknesses

               To remediate the material weaknesses in our disclosure controls and procedures identified above, subsequent to December 31, 2005, in addition to working with our independent auditors, we have refined our internal procedures to begin to implement segregation of duties and to reduce the number of audit adjustments.

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

   ITEM 8B – OTHER INFORMATION

                There have been no events that are required to be reported under this Item.

PART III

ITEM 9 ‑ DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Directors and Executive Officers

            The following table sets forth the names and ages of the current directors and executive officers of the Company, the director nominees, and the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company.  The executive officers of the Company are appointed by the Board of Directors.  The directors serve one-year terms until their successors are elected.  The executive officers serve until their death, resignation or removal by the Board of Directors.  Unless described below, there are no family relationships among any of the directors and officers, and none of our officers or directors serves as a director of another reporting issuer.

       Name

       Age

Position(s)

Robert M. Bernstein

       71

     President, Chief Executive Officer, Chief Financial
Officer and Chairman of the Board

Joel R. Freedman

       45

Secretary and Director

Dr. John W. Goodman

       71

Chief Engineer and Director

Dr. William Berks

       75

Vice President and Director

   ROBERT M. BERNSTEIN, PRESIDENT/CHIEF FINANCIAL OFFICER/CHAIRMAN OF THE BOARD.

               Robert M. Bernstein is 71 years of age.  He received a Bachelor of Science degree from the Wharton School of the University of Pennsylvania in 1956.  From August 1959 until his certification expired in August 1972, he was a Certified Public Accountant licensed in Pennsylvania.  From 1961 to 1981, he was a consultant specializing in mergers, acquisitions, and financing.  From 1981 to 1986, Mr. Bernstein was Chairman and Chief Executive Officer of Blue Jay Enterprises, Inc. of Philadelphia, PA, an oil and gas exploration company.  In December 1985, he formed a research and development partnership for Tensiodyne, funding approximately $750,000 for research on the Fatigue Fuse.  In October 1988 he became Chairman of the Board, President, Chief Financial Officer, and CEO of Material Technologies and retained these positions with the Company after the spin off from Material Technologies on July 31, 1997.

JOEL R. FREEDMAN, SECRETARY/DIRECTOR.

            Joel R. Freedman is 45 years of age.  From October 1989 until the present, Mr. Freedmen holds the position of Secretary and a Director of the company.  Mr. Freedman attends board meetings and provides advice to the Company as needed.  From 1983 through 1999, he was president of Genesis Advisors, Inc., an investment advisory firm in Bala Cynwyd, Pennsylvania.  From January 1, 2000 through December 2002, he was a Senior Vice President of PMG Capital

  Corp., a securities brokerage and investment advisory firm in West Conshohocken, Pennsylvania.  From December 2002 to present, he is a senior vice-president of Wachovia Securities LLC, a securities brokerage and investment advisory firm in Conshohocken, Pennsylvania.  His duties there are a full-time commitment.  Accordingly, he does not take part in Material Technologies’ daily activities.  He is not a director of any other company.

DR. JOHN W. GOODMAN, CHIEF ENGINEER/DIRECTOR.

            Dr. John W. Goodman is 71 years of age.  He is retired from TRW Space and Electronics and was formerly Chairman of the Aerospace Division of the American Society of Mechanical Engineers.  He holds a Doctorate of Philosophy in Materials Science that was awarded with distinction by the University of California at Los Angeles in 1970.  In 1957, he received a Masters of Science degree in Engineering Mechanics from Penn State University and in 1955 he received a Bachelor of Science degree in Mechanical Engineering from Rutgers University.  From 1972 to 1987, Dr. Goodman was with the U. S. Air Force as lead Structural Engineer for the B-1 aircraft; Chief of the Fracture and Durability Branch, and Materials Group Leader, Structures Department, Aeronautical Systems Center, Wright-Patterson Air Force Base.  From 1987 to December 1993, he was on the Senior Staff, Materials Engineering Department of TRW Space and Electronics.  He has been Chief Engineer for Development of Material Technologies’ products since May 1993.  Over the last four years he has consulted part time for the Company.

DR. WILLIAM BERKS, VICE-PRESIDENT/DIRECTOR

            William Berks- Vice-President/Director, age 75.  He managed the previous Material Technologies contracts for the development of EFS at the University of Pennsylvania, Southwest Research Institute, and Optim, Inc.  Mr. Berks has a B. Aero. E and MS in Applied Mechanics from Polytechnic Institute of New York and MS in Industrial Eng., Stevens Institute of Technology.  With Matech since 1997 he has over 30 years’ experience in spacecraft mechanical systems engineering.  He retired from TRW in November 1992 where he was employed for 26 years in a variety of management positions: Manager of the Mechanical Design Laboratory, the engineering design skill center for the design and development of spacecraft mechanical systems, which had as many as 350 individuals: Manager of the Advanced Systems Design Department, which was responsible for mechanical systems design for all spacecraft project: Assistant Project Manager for Mechanical Subsystems for a major spacecraft program, which included preparation of plans, specifications and drawings, supervision of two major subcontracts, and responsibility for flight hardware fabrication and testing.  He holds six patents.

Board Committees

            We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committee of our board of directors.

            Since 1987, we and our predecessors have had an Advisory Board consisting of very senior experienced businessmen and technologists, most of whom are nationally prominent.  These individuals consult with us on an as needed basis. Members of the Advisory Board serve at will.  The Advisory Board advises our management on technical, financial, and business matters and may in the future be additionally compensated for these services.  A brief biographical description of the members of the advisory board is as follows:

              MARYBETH MICELI.  Ms. Miceli is currently Director of Marketing for Sam Schwartz, LLC, Engineering and Planning Consultants, New York, NY, where she also consults on infrastructure management, non-destructive testing, and fatigue testing.  Previously she was with Lucius Pitkin, Inc., Engineering Consultants, where her responsibilities included Quality Assurance Manager, and Assistant Radiation Safety Officer.  Among her duties was the supervision and performance of failure analysis investigations, fatigue testing investigations, and interfacing with government agencies on testing, regulations, and safety.  She was a director of the American Society of Non-destructive Testing, and Chairman in 2003 of the Metro NY Chapter.  She is also a member of the American Society of Metals.  A graduate of Johns Hopkins University, she has an MS in Materials Science and Engineering, from Virginia Polytechnic Institute. She has published several papers on non-destructive testing of bridge components and other related subjects.

            We issued the following shares of common stock to Ms. Miceli as compensation for services performed on our behalf:

  75,000 shares on December 17, 2004 valued at $135,000;

  75,000 shares on March 11, 2005 valued at $90,000;

  125,000 shares on April 26, 2005 valued at $130,000; and

  475,000 shares on January 9, 2006 valued at $76,000.

            BRENT M. PHARES.  Dr. Phares has over 15 years of management, inspection, research, and testing experience related to bridge structures.  He currently is the Associate Director for Bridges and Structures at Iowa State University.  In this position, Dr. Phares is responsible for the development and deployment of innovative bridge evaluation and techniques and for the development of applications for innovative materials in bridge engineering.  In the past, Dr. Phares has served as a consulting Research Engineer at the Federal Highway Administration’s Nondestructive Evaluation Validation Center where he lead the execution of several validation and developmental studies.  More recently, Dr. Phares served as president and CEO of a small engineering firm specializing in the evaluation of civil infrastructure based on innovative sensors and monitoring strategies.  He is a registered professional engineer and serves as a voting member of many national and international technical committees.

            On January 9, 2006, we issued Dr. Phares 1,000,000 shares of our common stock as compensation for services performed on our behalf valued at $160,000.

            CAMPBELL LAIRD. Campbell Laird, age 64, received his Ph.D. in 1963 from the University of Cambridge.  His Ph.D. thesis title was “Studies of High Strain Fatigue.”  He is presently professor and graduate group Chairman in the Department of Materials, Science & Engineering at the University of Pennsylvania.  His research has focused on the strength, structure, and fatigue of materials, in which areas he published in excess of 250 papers.  He is co-inventor of the EFS.

            On December 17, 2004, we issued Dr. Laird 100,000 shares of our common stock subject to a two-year lockup agreement and valued at $180,000.

            SAMUEL I. SCHWARTZ. Samuel I. Schwartz, age 50, is presently president of Sam Schwartz Co., consulting engineers, primarily in the bridge industry.  Mr. Schwartz received his BS in Physics from Brooklyn College in 1969, and his Masters in Civil Engineering from the University of Pennsylvania in 1970.  From February 1986 to March 1990, he was the Chief

Engineer/First Deputy Commissioner, New York City Department of Transportation and from April 1990 to the present acted as a director of the Infrastructure Institute at the Cooper Union College, New York City, New York.  From April 1990 to 1994 he was a senior vice president of Hayden Wegman Consulting Engineers, and is a columnist for the New York Daily News.

            NICK SIMIONESCU. Mr. Simionescu joined HNTB in 1974, one of the largest consulting engineering companies in the world, and is currently vice president, Director of Business Development in the New York City Office.  He has over 37 years of management, construction, design, inspection and detailing experience.  Mr. Simionescu is very familiar with the New York City infrastructure.  For nearly 28 years he has been working in New York City, primarily on projects with the New York City Department of Transportation and New York State Department of Transportation Regions 10 and 11.  His projects have included management of the inspections of the Williamsburg, Brooklyn, Triborough, Manhattan, and Queensboro bridges. Additionally, he has been the Project Manager of Bridge Inspection for many other arterial and local bridges throughout New York.  Mr. Simionescu’s responsibilities with HNTB have involved a variety of National and International projects.  He has been the Senior Structural Designer and Manager of bridges in South Carolina (800 ft. span), Rhode Island (366 ft. span), Malaysia (740 ft. span), and Florida (1300 ft. span).

            HENRYKA MANES. Ms. Manes is the Founder and President of H. Manes & Associates, a consulting firm that enables environmental and high technology companies to export their products worldwide.  She has a wide-range of experience with projects in more than 20 countries in Asia, Africa, Eastern Europe and South America. Prior to founding HMA, Ms. Manes was Director of Operations for the American Jewish Joint Distribution Committee’s International Development Program and has worked with the World Bank, United States Agency for International Development, and the United Nations Development Program.  Ms. Manes received her B.A. from Macalester College in St. Paul, MN, and did her graduate work at the University of Minnesota, Minneapolis, MN.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

            Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

            Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2005, and certain written representations from executive officers and directors, we are unaware of any required reports that have not been timely filed.

   Code of Ethics

            We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

  ITEM 10 ‑ EXECUTIVE COMPENSATION

              The following tables set forth certain information regarding each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal year ending December 31, 2005, 2004 and 2003 exceeded $100,000:

                 Annual Compensation

                           Long Term Compensation

                     Awards

                   Payouts

       Name and
       Principal Position

       Year

       Salary
       ($)

       Bonus
       ($)

       Other Annual
       Compensation
       ($)*

       Restricted
        Stock
       Awards
       ($)

       Securities
        Underlying
        Options/
        SARs
       (#)

       LTIP
        Payouts
       ($)

       All Other
       Compensation
       ($)

       Robert M. Bernstein

        2005

       192,000 (2)

       -0-

       -0-

       -0-

       -0-

       -0-

       -0-

           Director and CEO

        2004

       192,000 (1)

       -0-

       -0-

       -0-

       -0-

       -0-

       -0-

        2003

       138,000

       19,617 (9)

       320,000

       -0-

       -0-

       -0-

       John W. Goodman

        2005

       41,700

       -0-

       -0-

       240,000 (4)

       -0-

       -0-

       -0-

           Director and
           Engineer

        2004

       35,250

       -0-

       -0-

       2,760,000 (3)

       -0-

       -0-

       -0-

        2003

       18,943

       -0-

       -0-

       10,000 (10)

       -0-

       -0-

       -0-

       William Berks

        2005

       85,350

       -0-

       -0-

       600,000 (6)

       -0-

       -0-

       -0-

           Director and VP of
           Govt Projects

        2004

       79,500

       -0-

       -0-

       2,404,000 (5)

       -0-

       -0-

       -0-

        2003

       71,374

       -0-

       -0-

       30,000 (11)

       -0-

       -0-

       -0-

       Joel Freedman

        2005

       -0-

       -0-

       -0-

       240,000 (8)

       -0-

       -0-

       -0-

           Director and
           Secretary

        2004

       -0-

       -0-

       -0-

       4,972,000 (7)

       -0-

       -0-

       -0-

(1)       Cash compensation actually paid to Mr. Bernstein in 2004 amounted to $316,000 of which $120,000 relates to 2004 with the remaining amount of $196,000 pertained to the payment of prior years accrued compensation. Mr. Bernstein used the net pay received from the cashing of the accrued compensation to reduce the loan balance he owed us by $97,450.

(2)       Cash compensation actually paid to Mr. Bernstein in 2005 amounted to $210,446 of which $192,000 relates to 2005 with the remaining amount of $18,446 pertained to the payment of prior years' accrued compensation.

     (3)       In 2004, we issued Mr. Goodman 1,500,000 shares of our common stock subject to a two-year lockup agreement. The shares were valued at $2,760,000, which represents 80% of the market price on date of issuance.

     (4)       In 2005, we issued Mr. Goodman 200,000 shares our common stock subject to a two-year lockup agreement. The shares were valued at $240,000, which represents 80% of the market price on date of issuance.

     (5)       In 2004, we issued Mr. Berks 1,000,000 shares its common stock subject to a three-year lockup agreement. The shares were valued at $2,380,000, which represents 70% of the market price on date of issuance. In addition, in 2004, we issued Mr. Berks an additional 7,500 shares of our common stock which was valued at $24,000, the fair value of the shares on date of issuance.

     (6)       In 2005, we issued Mr. Berks 500,000 shares our common stock subject to a two-year lockup agreement. The shares were valued at $600,000, which represents 80% of the market price on date of issuance.

(7)       During 2004, we issued 2,260,000 shares of our common stock to Mr. Freedman a member of the Board and Company Secretary, which were valued at $4,972,000, which represents 80% of the market price on the date of issuance.  The shares are subject to a two-year lockup agreement.

    (8)       In 2005, we issued Mr. Freedman 200,000 shares our common stock subject to a two-year lockup agreement. The shares were valued at $240,000, which represents 80% of the market price on date of issuance.

    (9)       In 2003, Mr. Bernstein’s 1,962 shares of common stock held in escrow were vested, and he recognized $19,617 in additional compensation as a result.

    (10)     In 2003, we issued 1,000 shares of common stock to Mr. Goodman.  The shares were valued at $10,000, the fair value of the shares on date of issuance.

    (11)     In 2003, we issued 3,000 shares of common stock to Mr. Berks.  The shares were valued at $30,000, the fair value of the shares on date of issuance.

Directors’ Compensation

            Directors of our company who are also employees do not receive cash compensation for their services as directors or members of the committees of the board of directors.  All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the board of directors or management committees.

Employment Contract

            On September 24, 2003, we entered into an Employment Agreement with Robert M. Bernstein, our President, Chief Executive Officer, and Chief Financial Officer.  Pursuant to the Employment Agreement, we will employ Mr. Bernstein for a period of 3 years commencing September 24, 2003.  Mr. Bernstein will be paid an annual base salary of $16,000 per month (“Base Salary”), of which $6,000 per month shall be deferred until the later of (i) 18 months from September 24, 2003, or (ii) when we report at least $250,000 of earnings before depreciation and amortization in one fiscal quarter.  During the term of his employment and for a period thereafter, Mr. Bernstein will be subject to non-disclosure, non-competition and non-solicitation provisions, subject to standard exceptions.

               Upon the execution of the employment agreement, Mr. Bernstein was issued an aggregate 300,000 shares of our common stock.

Other Compensation

               There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of our company in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2005 provided for or contributed to by our company.

   ITEM 11 ‑ SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

            The following table sets forth, as of January 30, 2006, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the

  Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

                                                                        Common Stock

        Title of Class

        Name and Address of
        Beneficial Owner (1)

        Amount and Nature of Beneficial Ownership

        Percent
        of Class (2)

       Class A
       Common Stock

       Robert M. Bernstein

       21,987,850

       12.5%

       Class A
       Common Stock

       Joel R. Freedman
       1 Bala Plaza
       Bala Cynwyd, PA  19004

       2,603,000

       1.5%

       Class A
       Common Stock

       John Goodman

       2,630,000

       1.5%

       Class A
       Common Stock

       William Berks

       2,512,500

       1.4%

       Class A
       Common Stock

       Birchington Investments Ltd.
       Suite 621(1/2)
       Europort, Gibraltar

       15,405,000

       8.7%

       Class B
       Common Stock

       Robert M. Bernstein

       600,000 (3)

       100%

       All Officers and Directors
       as a Group (4 Persons)

       29,733,350

       16.9%

(1)       Unless otherwise indicated, the address of each director is c/o Material Technologies, Inc., 11661 San Vicente Boulevard, Suite 707, Los Angeles, CA  90049.

     (2)       Unless otherwise indicated, based on 176,355,380 shares of common stock outstanding.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

     (3)       Each share of Class B common stock has 2,000 votes on any matter on which the common shareholders vote.  As a result, Mr. Bernstein holds 1.2 billion votes represented by the Class B common stock, and 85.5% of the overall votes.

     (4)       The directors of Langley Park Investments, PLC are Harry George Pearl (Chairman), Rufus Pearl (Administrative Director), and Robin Bolton (Non-Executive Director).

ITEM 12 ‑ CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Other than as set forth below, during the last two fiscal years there have not been any relationships,

  transactions, or proposed transactions to which we were or are to be a party, in which any of the directors, officers, or 5% or greater shareholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

            During 2005, we paid our president $210,446, of which $192,000 pertains to salary accruing in 2005 and $18,446 pertained to salary accrued in a previous year.

            During 2005, we accrued $203 of interest on loans due us from our president.  The balance of the loans owed by our president including accrued interest as of December 31, 2005 totaled $2,153.

            During 2005, we accrued $3,989 of interest due us from our president on a stock subscription.  The balance owed us on this subscription as of December 31, 2005 totaled $59,085.

            During 2005, we issued Mr. John Goodman, a member of the board and our employee, 200,000 shares of our common stock subject to a two year lockup agreement.  The shares were valued at $240,000.

            During 2005, we issued Mr. William Berks, Vice-President, Director, and our employee, 500,000 shares of our common stock subject to a two year lockup agreement.  The shares were valued at $600,000.

            During 2005, we issued Mr. Joel Freedman, Director, and Corporate Secretary, 200,000 shares of our common stock subject to a two year lockup agreement.  The shares were valued at $240,000.

            During 2004, we paid our president $196,000 of the accrued compensation we owed him. Mr. Bernstein paid down the net loan balance he owed us by $90,450.  The remaining balance due from him at December 31, 2004 was $1,950.  Interest credited to operations on this loan for 2004 amounted to $8,460.

            The balance on the stock subscription due from our president at December 31, 2004 totaled $55,096.  Interest credited to operations on this receivable for 2004 amounted to $4,000.

            During 2004, we issued 1,500,000 shares of our common stock to Mr. Goodman, a member of the board and our employee that were valued at $2,760,000.  The shares are subject to a two-year lockup agreement.

            During 2004, we issued 2,260,000 shares of our common stock to Mr. Freedman, a member of the Board and our Secretary, that were valued at $4,972,000.  The shares are subject to a two-year lockup agreement.

            During 2004, we issued 1,000,000 shares of our common stock to Mr. Berks, Vice-President and Director, that were valued at $2,380,000.  The shares are subject to a three-year lockup agreement. In addition, we in 2004 issued Mr. Berks 7,500 shares of our common stock that were valued at $24,000.

   ITEM 13 ‑ EXHIBITS

                (a)        Exhibits

  Exhibit No.        Exhibit Name

  3.1                    Certificate of Incorporation of Material Technologies, Inc. (Previously Filed in

                           connection with our S-1 Registration Statement that was filed on April 30, 1997).

3.2                    Certificate of Amendment to Certificate of Incorporation of Material

                            Technologies, Inc. dated as of February 16, 2000 (Previously Filed in connection with our Annual Report on Form 10-K that was filed on March 30, 2001).

3.3                    Certificate of Amendment to Certificate of Incorporation of Material Technologies,

                            Inc. dated as of July 12, 2000 (Previously Filed in connection with our Annual Report on Form 10-K that was filed on March 30, 2001).

   3.4                    Certificate of Amendment to Certificate of Incorporation of Material Technologies,

                             Inc. dated as of July 31, 2000 (Previously Filed in connection with our

                            Annual Report on Form 10-K that was filed on March 30, 2001).

3.5                    Amended and Restated Certificate of Incorporation of Material Technologies,

                            Inc. dated as of September 12, 2003 (Previously Filed in connection with our

                            Annual Report on Form 10-K that was filed on April 9, 2004).

3.6                    Bylaws of Material Technologies, Inc. (Previously Filed in connection our S-1

                            Registration Statement that was filed on April 30, 1997).

4.1                    Class A Convertible Preferred Stock Certificate of Designations (Previously

                            Filed in connection with our S-1 Registration Statement that was filed on April 30, 1997).

4.2                    Class B Convertible Preferred Stock Certificate of Designations (Previously

                            Filed in connection our S-1 Registration Statement that was filed on April 30, 1997).

4.3                    Material Technologies, Inc. Stock Escrow/Grant (Previously Filed in connection with our Annual Report on Form 10-K that was filed on March 30, 2001).

10.1                  License Agreement between Tensiodyne Scientific Corporation and the Trustees of the University of Pennsylvania (Previously Filed in connection with S-1

                            Registration Statement that was filed on April 30, 1997).

10.2                  Sponsored Research Agreement between Tensiodyne Scientific Corporation and the Trustees of the University of Pennsylvania (Previously Filed in connection with S-1 Registration Statement that was filed on April 30, 1997).

10.3                  Amendment No. 1 to the License Agreement between Tensiodyne Scientific

                            Corporation and the Trustees of the University of Pennsylvania (Previously Filed

                            in connection with S-1 Registration Statement that was filed on April 30, 1997).

10.4                  Repayment Agreement between Tensiodyne Scientific Corporation and the

                            Trustees of the University of Pennsylvania (Previously Filed in connection with

                            S-1 Registration Statement that was filed on April 30, 1997).

  10.5                  Teaming Agreement between Tensiodyne Scientific Corporation and Southwest

                           Research Institute (Previously Filed in connection with S-1 Registration

                           Statement that was filed on April 30, 1997).

10.6                  Letter Agreement between Tensiodyne Scientific Corporation, Robert M.

                            Bernstein, and Stephen Forrest Beck and Handwritten modification (Previously

                            Filed in connection with S-1 Registration Statement that was filed on April 30, 1997).

10.7                  Agreement between Tensiodyne Corporation and Tensiodyne 1985-1 R&D

                            Partnership, is incorporated by reference from Exhibit 10.3 of Material

                            Technology, Inc.’s S-1 Registration Statement, File No. 33-83526, which became effective on January 19, 1996).

10.8                  Amendment to Agreement between Material Technologies, Inc. and Tensiodyne

                            1985-1 R&D Partnership, is incorporated by reference from Exhibit 10.6 of Material

                            Technologies, Inc.’s S-1 Registration Statement, File No. 33-83526, which became effective on January 19, 1996).

10.9                  Agreement between Advanced Technology Center of Southeastern Pennsylvania

                            and Material Technologies, Inc. is incorporated by reference from Exhibit 10.4 of

                            Material Technologies, Inc.’s S-1 Registration Statement, File No. 33-8352,

                            which became effective on January 19, 1996).

10.10                Addendum to Agreement between Advanced Technology Center of Southeastern

                            Pennsylvania and Material Technologies, Inc. is incorporated by reference from

                            Exhibit 10.5 of Material Technologies, Inc.’s S-1 Registration Statement, File

                            No. 33-83526, which became effective on January 19, 1996).

10.11                Class A senior preferred convertible debenture of Material Technologies, Inc.

                            issued to Palisades Capital, LLC (Previously Filed in connection with our Annual

                            Report on Form 10-K that was filed on April 9, 2004).

10.12                Stock Purchase Agreement dated as of April 7, 2005 by and between Material

                            Technologies, Inc. and Birchington Investments Ltd. is incorporated by reference from Exhibit 10.1 of Material Technologies, Inc.’s Quarterly Report on Form 10-Q

                            which was filed on November 14, 2005.

10.13                Escrow Agreement by and between Material Technologies, Inc. and Birchington

                            Investments Ltd dated as of September 27, 2005 is incorporated by reference from Exhibit 10.2 of Material Technologies, Inc.’s Quarterly Report on Form 10-Q

                            which was filed on November 14, 2005.

10.14                Master Agreement with Barclay Asset Management, LLC dated as of June 28,

                            2005 is incorporated by reference from Exhibit 10.3 of Material Technologies,

                            Inc.’s Quarterly Report on Form 10-Q which was filed on November 14, 2005.

10.15                Stock Purchase Agreement of Material Technologies, Inc. dated as of June 29,

                            2005 is incorporated by reference from Exhibit 10.4 of Material Technologies,

                            Inc.’s Quarterly Report on Form 10-Q which was filed on November 14, 2005.

10.16                Consulting Services Agreement with Mark Theriot dated as of July 28, 2005 is incorporated by reference from Exhibit 10.5 of Material Technologies, Inc.’s

                           Quarterly Report on Form 10-Q which was filed on November 14, 2005.

10.17                Workout Agreement the with the Trustees of the University of Pennsylvania dated as of August 15, 2005 is incorporated by reference from Exhibit 10.6 of

                            Material Technologies, Inc.’s Quarterly Report on Form 10-Q which was filed on

                            November 14, 2005.

10.18                Securities Purchase Agreement by and between Material Technologies, Inc. and

                            Golden Gate Investors, Inc. is incorporated by reference from Exhibit 10.1 of

                            Material Technologies, Inc.’s Current Report on Form 8-K/A which was filed on

                            January 5, 2006.

   10.19                Convertible Debenture of Material Technologies, Inc. issued to Golden Gate

                            Investors, Inc. is incorporated by reference from Exhibit 10.2 of Material

                            Technologies, Inc.’s Current Report on Form 8-K/A which was filed on January

                            5, 2006.

   10.20                Common Stock Purchase Warrant of Material Technologies, Inc. issued to

                            Golden Gate Investors, Inc. is incorporated by reference from Exhibit 10.3 of

                            Material Technologies, Inc.’s Current Report on Form 8-K/A which was filed on

                            January 5, 2006.

10.21                Registration Rights Agreement by and between Material Technologies, Inc. and

                            Golden Gate Investors, Inc. is incorporated by reference from Exhibit 10.4 of

                            Material Technologies, Inc.’s Current Report on Form 8-K/A which was filed on

                            January 5, 2006.

10.22                Letter Agreement by and between Material Technologies, Inc. and Golden Gate

                            Investors, Inc. is incorporated by reference from Exhibit 10.5 of Material

                            Technologies, Inc.’s Current Report on Form 8-K/A which was filed on January

                            5, 2006.

   10.23                Letter Agreement by and between Material Technologies, Inc. and Golden Gate

                            Investors, Inc. is incorporated by reference from Exhibit 10.6 of Material

                            Technologies, Inc.’s Current Report on Form 8-K/A which was filed on January

                            5, 2006.

   10.24                Addendum to Convertible Debenture, Warrant to Purchase Common Stock and

                            Securities Purchase Agreement by and between Material Technologies, Inc. and

                            Golden Gate Investors, Inc. is incorporated by reference from Exhibit 10.7 of

                            Material Technologies, Inc.’s Current Report on Form 8-K/A which was filed on

                            January 5, 2006.

   10.25                Addendum to Convertible Debenture and Warrant to Purchase Common Stock by

                            and between Material Technologies, Inc. and Golden Gate Investors, Inc. is

                            incorporated by reference from Exhibit 10.8 of Material Technologies, Inc.’s

                            Current Report on Form 8-K/A which was filed on January 5, 2006.

31.1                  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2                  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1                  Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as

                            Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                  Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as

                            Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

               The aggregate fees billed in each of the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $73,270 and $42,740, respectively.

Audit – Related Fees

               There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2005 and 2004.

Tax Fees

               For the fiscal years ended December 31, 2005 and December 31, 2004, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees

            None.

SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Material Technologies, Inc.

      Dated:  February 8, 2006

                   /s/ Robert M. Bernstein

      By:        Robert M. Bernstein, President,
                   Chief Executive Officer, Chief
                   Financial Officer and Chairman

      Dated:  February 8, 2006

                   /s/ Joel R. Freedman

      By:        Joel R. Freedman, Secretary and
                   Director

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 /s/ Robert M. Bernstein

      Dated:  February 8, 2006

      By:       Robert M. Bernstein, President, Chief
                  Executive Officer, Chief Financial
                  Officer and Chairman

                /s/ Joel R. Freedman

      Dated:  February 8, 2006

      By:       Joel R. Freedman, Secretary and
                  Director

                /s/ Dr. John W. Goodman

      Dated:  February 8, 2006

      By:       Dr. John W. Goodman, Chief Engineer
                  and Director

                /s/ Dr. William Berks

      Dated:  February 8, 2006

      By:       Dr. William Berks, Vice President and
                  Director

     MATERIAL TECHNOLOGIES, INC.

     (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED FINANCIAL STATEMENTS

     For the Years Ended December 31, 2005 and 2004

    with

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

       MATERIAL TECHNOLOGIES, INC.

        (A DEVELOPMENT STAGE COMPANY)

        TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm..............................................F-1

     Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

     Material Technologies, Inc.

     We have audited the accompanying consolidated balance sheet of Material Technologies, Inc. (a development stage company) (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the cumulative data from October 21, 1983 (inception) to December 31, 2003 in the consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows, which were audited by other auditors whose reports dated March 7, 2003 and March 16, 2004, which expressed unqualified opinions (the March 16, 2004 report was modified related to the uncertainty of the Company’s ability to continue as a going concern) have been furnished to us. Our opinion, insofar as it relates to the amounts included for the cumulative period from October 21, 1983 (inception) to December 31, 2003 is based solely on the reports of the other auditors.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinions. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Material Technologies, Inc. (a development stage company) as of December 31, 2005 and the results of its operations and its cash flows for each of the years in the two-year period then ended and for the period from October 21, 1983 (inception) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and has yet to be successful in establishing profitable operations. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                                                                             CORBIN & COMPANY, LLP

Irvine, California

     January 31, 2006

          MATERIAL TECHNOLOGIES, INC.

          (A Development Stage Company)

          CONSOLIDATED BALANCE SHEET

           December 31,

                     2005

ASSETS

Current assets:

Cash and cash equivalents

           $

           47,345

Investments in marketable securities held for trading

              302,841

Investments in marketable securities available for sale

               162,193

Receivable due on research contracts

                 70,825

Prepaid services

                306,250

Prepaid expenses and other current assets

               2,153

Total current assets

                   891,607

Investments in non-marketable securities

                3,582,600

Property and equipment, net

                     10,900

Intangible assets, net

                       5,772

Deposit

                       2,348

           $

                4,493,227

          =============

Continued . . .

         MATERIAL TECHNOLOGIES, INC.

         (A Development Stage Company)

         CONSOLIDATED BALANCE SHEET

          December 31,

                   2005

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable and accrued expenses

         $

                       279,889

Current portion of research and development sponsorship payable

                         25,000

Notes payable

                         88,515

Investments deriviative liability

                       585,735

Convertible debentures and accrued interest payable, net of discount of $399,420

                       951,043

Total current liabilities

                    1,930,182

Research and development sponsorship payable, net of current portion

         756,185

Convertible debentures and accrued interest payable, net of discount of $40,000

                                   -

Derivative and warrant liabilities

                    7,082,188

Total liabilities

                    9,768,555

Minority interest in consolidated subsidiary

                              825

Commitments and contingencies

Stockholders' deficit:

Class A preferred stock , $0.001 par value, liquidation preference of $720 per share; 350,000 shares authorized; 337 shares issued and outstanding

                                   -

Class B preferred stock , $0.001 par value, liquidation preference of

$10,000 per share; 15 shares authorized; none issued and

outstanding

                                   -

Class C preferred stock , $0.001 par value, liquidation preference of

$0.001 per share; 25,000,000 shares authorized; 1,517 shares issued and outstanding

                                  1

Class D preferred stock , $0.001 par value, liquidation preference of

$0.001 per share; 20,000,000 shares authorized; 1,420,000 shares issued and outstanding

                           1,420

Class A common stock, $0.001 par value, 1,699,400,000 shares authorized; 184,199,770 shares issued; 140,643,927 shares outstanding

(including 30,135,172 shares committed but not issued)

                       140,644

Class B common stock, $0.001 par value, 600,000 shares authorized,

issued and outstanding

                              600

Warrants subscribed

                         10,000

Additional paid-in-capital

                  55,561,366

Deficit accumulated during the development stage

                (60,783,746)

Note receivable - common stock

                       (59,085)

Treasury stock (76,800 shares at cost)

                       (26,136)

Accumulated other comprehensive loss

                     (121,217)

Total stockholders' deficit

                  (5,276,153)

         $

                    4,493,227

         =============

See report of independent registered public accounting firm

      and accompanying notes to the consolidated financial statements

   MATERIAL TECHNOLOGIES, INC.

    (A Development Stage Company)

    CONSOLIDATED STATEMENTS OF OPERATIONS

        From October 21, 1983

        For the Year Ended

        (Inception)

                          December 31,

        through

                 2005

                 2004

            December 31, 2005

Revenues:

Research and development revenue

        $

                 139,346

         $

             146,932

         $

                           5,352,639

Other

                             -

                        -

                              274,125

Total revenues

                   139,346

              146,932

                           5,626,764

Costs and expenses:

Research and development

                2,364,059

           7,605,747

                    15,229,886

General and administrative

                1,801,928

            8,010,423

                         23,798,230

Total costs and expenses

                4,165,987

          15,616,170

                         39,028,116

Loss from operations

              (4,026,641)

        (15,469,238)

                       (33,401,352)

Other income (expense):

        Modification of research and development
sponsorship agreement

              (7,738,400)

                       -

                         (7,738,400)

Interest expense

            (6,493,345)

            (605,980)

                         (7,740,548)

Other-than-temporary impairment of marketable

securities available for sale

              (1,918,587)

         (4,284,760)

                      (6,203,347)

Realized loss on sale of marketable securities

                     (3,589)

          (3,668,850)

                         (3,672,439)

Unrealized loss on decrease in market value of

securities held for trading

                              -

         (1,523,310)

                         (1,523,310)

Change in fair value of investments derivative liability

                (585,735)

                         -

                            (585,735)

Interest income

                    17,837

                 12,497

                              372,575

Gain (loss) on settlement of indebtedness

                              -

                45,150

                            (244,790)

Other

                               -

                         -

                              (33,000)

Other expense, net

          (16,721,819)

        (10,025,253)

                       (27,368,994)

Loss before provision for income taxes

             (20,748,460)

        (25,494,491)

                       (60,770,346)

Provision for income taxes

                        (800)

                   (800)

                              (13,400)

Net loss

        $

            (20,749,260)

        $

        (25,495,291)

        $

                       (60,783,746)

============

============

=================

Per share data:

Basic and diluted net loss per share

        $

                      (0.20)

        $

                  (0.35)

============

============

Weighted average Class A common shares

outstanding - basic and diluted

          103,528,817

            72,472,662

        ============

        ============

See report of independent registered public accounting firm

       and accompanying notes to the consolidated financial statements

      MATERIAL TECHNOLOGIES, INC.

       (A Development Stage Company)

       CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

          From October 21, 1983

          For the Year Ended

          (Inception)

          December  31,

          Through

                  2005

                  2004

             December  31, 2005

Net loss

          $

          (20,749,260)

           $

          (25,495,291)

           $

                          (60,783,746)

Other comprehensive loss:

Temporary decrease in market value of

securities available for sale

              (872,188)

          (5,452,376)

                       (6,324,564)

Reclassification to other-than-temporary

impairment of marketable securities

available for sale

            1,918,587

               4,284,760

                         6,203,347

              1,046,399

            (1,167,616)

                           (121,217)

Net comprehensive loss

          $

          (19,702,861)

           $

          (26,662,907)

           $

                          (60,904,963)

          ===========

          ===========

          =================

See report of independent registered public accounting firm

       and accompanying notes to the consolidated financial statements

     MATERIAL TECHNOLOGIES, INC.

      (A Development Stage Company)

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

        Class A
        Preferred Stock

        Class B
        Preferred Stock

        Class C
        Preferred Stock

        Class D
        Preferred Stock

        Class A
        Common Stock

        Class B
        Common Stock

        Warrants Subscribed

        Additional
        Paid-in
        Capital

        Deficit
        Accumulated
        During the
        Development
        Stage

        Notes
        Receivable-
        Common
        Stock

        Treasury Stock

        Accumulated
        Other
        Comprehensive
        Loss

        Total
        Stockholders'
        Equity (Deficit)

        Shares

        Amount

         Shares

         Amount

         Shares

         Amount

         Shares

         Amount

         Shares

         Amount

         Shares

         Amount

         Shares

         Amount

Initial issuance of common stock

October 21, 1983

           -

        $

                 -

                  -

        $

                    -

               -

        $

                    -

                        -

        $

        -

        2

        $

                  -

                   -

        $

                    -

        $

                   -

        $

                  2,500

        $

                           -

        $

                        -

                  -

        $

                    -

        $

                                   -

        $

                       2,500

Adjustment to give effect to

recapitailization on December 15,

1986 - cancellation of shares

             -

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                               (2)

                               -

                         -

                          -

                        -

                      (4)

                       -

                         -

                   -

                     -

                                    -

                             (4)

Balance, October 21, 1983

             -

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                                 -

                               -

                         -

                          -

                     -

                 2,496

                            -

                        -

                   -

                          -

                                   -

                        2,496

Shares issued by Tensiodyne

Corporation in connection with

pooling of interests

             -

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                              42

                               -

                         -

                          -

                    -

               4,342

                           -

                      -

                   -

                          -

                                  -

                    4,342

Net loss

              -

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                                 -

                               -

                         -

                          -

                        -

                          -

                   (4,317)

                         -

                    -

                     -

                                     -

                   (4,317)

Balance, December 31, 1983

              -

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                              42

                               -

                         -

                          -

                        -

                  6,838

                   (4,317)

                         -

                    -

                      -

                                     -

                         2,521

Capital contribution

            -

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                                 -

                               -

                         -

                          -

                        -

                21,755

                            -

                         -

                    -

                      -

                                     -

                       21,755

Shares issued for cash

              -

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                                5

                               -

                         -

                          -

                        -

                10,700

                            -

                         -

                    -

                      -

                                     -

                       10,700

Offering costs

               -

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                                 -

                               -

                         -

                          -

                        -

               (2,849)

                            -

                          -

                    -

                     -

                                     -

                       (2,849)

Net loss

                    -

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                                 -

                               -

                         -

                          -

                        -

                          -

                 (21,797)

                          -

                    -

                      -

                                     -

                      (21,797)

Balance, December 31, 1984

                    -

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                              47

                               -

                         -

                          -

                        -

                36,444

                 (26,114)

                          -

                    -

                      -

                                     -

                       10,330

Capital contribution

                    -

                       -

Sale of 12,166 warrants at $1.50

                        -

                          -

                        -

                          -

                              -

                          -

                                 -

                               -

                         -

                          -

                      -

              200,555

                            -

                          -

                    -

                      -

                                     -

                      200,555

per warrant

                    -

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                                 -

                               -

                         -

                          -

                       -

                18,250

                            -

                          -

                    -

                      -

                                     -

                        18,250

Cancellation of shares

                    -

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                               (9)

                               -

                         -

                          -

                        -

                          -

                            -

                          -

                    -

                      -

                                    -

                                  -

Net loss

                    -

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                                 -

                               -

                         -

                          -

                        -

                          -

               (252,070)

                          -

                    -

                  -

                                     -

                    (252,070)

Balance, December 31, 1985

                    -

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                              38

                               -

                         -

                          -

                        -

              255,249

               (278,184)

                          -

                    -

                      -

                                     -

                      (22,935)

Net loss

                    -

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                                 -

                               -

                         -

                          -

                        -

                          -

                 (10,365)

                          -

                   -

                      -

                                     -

                      (10,365)

Balance, December 31, 1986

                    -

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                              38

                               -

                         -

                          -

                        -

              255,249

               (288,549)

                          -

                   -

                      -

                                     -

                      (33,300)

Issuance of common stock upon

exercise of warrants

                    -

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                                 -

                               -

                         -

                          -

                        -

                27,082

                            -

                          -

                    -

                     -

                                     -

                      27,082

Net loss

                    -

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                                 -

                               -

                         -

                          -

                        -

                          -

                 (45,389)

                          -

                    -

                      -

                                     -

                     (45,389)

Balance, December 31, 1987

                    -

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                              38

                               -

                         -

                          -

                        -

              282,331

               (333,938)

                         -

                     -

                      -

                                     -

                     (51,607)

Shares issued for cash

                    -

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                                3

                               -

                         -

                          -

                       -

              101,752

                           -

                          -

                   -

                          -

                                     -

              101,752

Shares issued as compensation

                    -

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                                3

                               -

                         -

                          -

                       -

                70,600

                            -

                        -

               -

                          -

                                   -

                      70,600

Net loss

                    -

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                                 -

                               -

                         -

                          -

                         -

                        -

               (142,335)

                         -

                   -

                          -

                                -

               (142,335)

Balance, December 31, 1988

                    -

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                              44

                               -

                         -

                          -

                        -

            454,683

               (476,273)

                         -

                 -

                          -

                                    -

                      (21,590)

Shares issued for cash

                    -

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                                4

                               -

                         -

                          -

                         -

                2,000

                            -

                         -

                   -

                          -

                                 -

                         2,000

Shares issued as compensation

                    -

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                              36

                               -

                         -

                          -

                         -

               18,000

                            -

                         -

                   -

                          -

                                 -

                       18,000

Net loss

                    -

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                                 -

                               -

                         -

                          -

                         -

                         -

                 (31,945)

                         -

                   -

                          -

                                 -

                     (31,945)

Balance, December 31, 1989

                    -

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                              84

                               -

                         -

                          -

                         -

              474,683

               (508,218)

                         -

                   -

                          -

                                 -

                     (33,535)

Shares issued for cash

                    -

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                                2

                               -

                         -

                          -

                         -

                59,250

                           -

                         -

                   -

                          -

                                -

                        59,250

Shares issued as compensation

                    -

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                                6

                               -

                         -

                          -

                         -

                32,400

                           -

                          -

                   -

                          -

                                    -

                     32,400

Net income

                    -

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                                 -

                               -

                         -

                          -

                         -

                          -

               133,894

                         -

                   -

                          -

                                    -

                      133,894

Balance, December 31, 1990

                    -

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                              92

                               -

                         -

                          -

                         -

              566,333

              (374,324)

                         -

                   -

                          -

                                   -

                      192,009

Shares issued for cash

                350

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                                1

                               -

                         -

                          -

                         -

              273,686

                          -

                         -

                    -

                          -

                                 -

                     273,686

Shares issued as compensation

                    -

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                                4

                               -

                         -

                          -

                         -

                64,884

                          -

                         -

                    -

                          -

                                 -

                       64,884

Conversion of stock

                    -

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                               (6)

                               -

               60,000

                       60

                         -

                       (6)

                          -

                         -

                   -

                          -

                                 -

                              54

Net loss

                    -

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                                 -

                               -

                         -

                          -

                         -

                          -

            (346,316)

                         -

                    -

                          -

                                    -

                   (346,316)

Balance, December 31, 1991

                350

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                              91

                               -

               60,000

                       60

                        -

              904,897

            (720,640)

                         -

                   -

                          -

                                    -

                     184,317

Shares issued for cash

                    -

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                              20

                               -

                         -

                          -

                        -

                16,000

                            -

                         -

                   -

                          -

                                     -

                       16,000

Shares issued as compensation

                    -

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                                5

                               -

                         -

                          -

                        -

                15,520

                            -

                         -

                   -

                          -

                                     -

                       15,520

Conversion of warrants

                    -

                       -

                        -

                          -

                        -

                          -

                              -

                          -

                                6

                               -

                         -

                          -

                        -

                15,000

                            -

                         -

                  -

                          -

                                   -

                       15,000

See report of independent registered public accounting firm

     and notes to the consolidated financial statements.

      MATERIAL TECHNOLOGIES, INC.

       (A Development Stage Company)

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

         Class A
         Preferred Stock

         Class B
         Preferred Stock

         Class C
         Preferred Stock

         Class D
         Preferred Stock

         Class A
         Common Stock

         Class B
         Common Stock

         Warrants Subscribed

         Additional
         Paid-in
         Capital

         Deficit
         Accumulated
         During the
         Development
         Stage

         Notes
         Receivable-
         Common
         Stock

         Treasury Stock

         Accumulated
         Other
         Comprehensive
         Loss

         Total
         Stockholders'
         Equity (Deficit)

         Shares

         Amount

          Shares

          Amount

          Shares

          Amount

          Shares

          Amount

          Shares

          Amount

          Shares

          Amount

          Shares

          Amount

Sale of Class B common stock

                     -

                        -

                         -

                           -

                      -

                        -

         -

                        -

                               -

                            -

             60,000

                        -

                           -

                   14,940

                               -

                            -

                      -

                        -

                                       -

                          14,940

Issuance of stock to

                     -

                        -

                         -

                           -

                      -

                        -

                            -

                        -

                                    -

unconsolidated subsidiary

                     -

                        -

                         -

                           -

                      -

                        -

                            -

                        -

                              5

                            -

                       -

                        -

                           -

                   71,664

                               -

                            -

                      -

                        -

                                       -

                          71,664

Conversion of stock

                     -

                        -

                         -

                           -

                      -

                        -

                            -

                        -

                              6

                             -

           (60,000)

                        -

                           -

                            6

                               -

                            -

                      -

                        -

                                       -

                                   6

Cancellation of shares

                     -

                        -

                         -

                           -

                      -

                        -

                            -

                        -

                             (7)

                             -

                       -

                        -

                           -

                             -

                              -

                            -

                      -

                        -

                                       -

                                    -

Net loss

                     -

                        -

                         -

                           -

                      -

                        -

                            -

                        -

                               -

                             -

                       -

                        -

                           -

                             -

                  (154,986)

                            -

                      -

                        -

                                       -

                      (154,986)

Balance, December 31, 1992

                 350

                        -

                         -

                           -

                      -

                        -

                            -

                        -

                          126

                             -

             60,000

                     60

                           -

              1,038,027

                 (875,626)

                            -

                     -

                        -

                                       -

                        162,461

Shares issued for cash

                     -

                        -

                         -

                           -

                      -

                        -

                           -

                        -

                               -

                             -

                       -

                        -

                           -

                             -

                               -

                                    -

Shares issued for license agreement

                  -

                     -

                         -

                           -

                      -

                        -

                            -

                      -

                            13

                             -

                       -

                        -

                           -

                     6,250

                               -

                            -

                  -

                    -

                                   -

                        6,250

Shares issued as compensation

                     -

                        -

                         -

                           -

                      -

                        -

                            -

                        -

                            67

                             -

                       -

                        -

                          -

                  13,913

                              -

                           -

                     -

                       -

                                      -

                         13,913

Warrant conversion

                     -

                        -

                         -

                           -

                      -

                        -

                            -

                       -

                            56

                             -

                       -

                        -

                          -

                304,999

                              -

                          -

                     -

                       -

                                      -

                       304,999

Cancellation of shares

                     -

                        -

                         -

                           -

                      -

                        -

                            -

                        -

                           (32)

                             -

                       -

                        -

                          -

                  (7,569)

                              -

                           -

                     -

                       -

                                      -

                         (7,569)

Net loss

                     -

                        -

                         -

                           -

                      -

                        -

                            -

                        -

                               -

                             -

                       -

                       -

                          -

                            -

                 (929,900)

                           -

                     -

                       -

                                      -

                     (929,900)

Balance, December 31, 1993

                 350

                        -

                         -

                           -

                      -

                        -

                            -

                        -

                          230

                             -

             60,000

                     60

                          -

             1,355,620

              (1,805,526)

                           -

                     -

                       -

                                      -

                      (449,846)

Adjustment to give effect to

                     -

                        -

                         -

                           -

                      -

                        -

                            -

                        -

recapitalization on February 1, 1994

                  -

                     -

                     -

                        -

                -

                  -

                      -

                  -

                   31

                  -

             -

               -

                 -

         385,424

                       -

                    -

               -

                 -

                                -

              385,424

Shares issued for cash

                     -

                        -

                         -

                           -

                      -

                        -

                            -

                        -

                       1,486

                            2

                       -

                        -

                          -

                  24,784

                             -

                           -

                     -

                       -

                                      -

                         24,786

Shares issued as compensation

                     -

                        -

                         -

                           -

                      -

                        -

                            -

                        -

                          223

                             -

                       -

                        -

                          -

                       223

                              -

                           -

                     -

                       -

                                      -

                              223

Issuance of shares for the

                     -

                        -

                         -

                           -

                      -

                        -

                            -

                        -

modification of agreements

                     -

                        -

                         -

                           -

                      -

                        -

                            -

                        -

                            34

                             -

                       -

                       -

                          -

                            -

                              -

                           -

                     -

                       -

                                      -

                                   -

Net loss

                     -

                        -

                         -

                           -

                      -

                        -

                            -

                        -

                               -

                             -

                       -

                       -

                          -

                            -

                 (377,063)

                           -

                     -

                       -

                                      -

                      (377,063)

Balance, December 31, 1994

                 350

                        -

                         -

                           -

                      -

                        -

                            -

                        -

                       2,004

                            2

             60,000

                    60

                          -

             1,766,051

              (2,182,589)

                           -

                     -

                       -

                                      -

                     (416,476)

Issuance of shares for the

                     -

                        -

                         -

                           -

                      -

                        -

                            -

                        -

modification of agreements

                     -

                        -

                         -

                           -

                       -

                        -

                         -

                        -

                          153

                    -

                       -

                          -

                       153

                              -

                           -

                     -

                       -

                                      -

                               153

Net loss

                     -

                        -

                         -

                           -

                      -

                        -

                         -

                        -

                               -

                      -

                       -

                          -

                            -

                 (197,546)

                           -

                     -

                       -

                                      -

                     (197,546)

Balance, December 31, 1995

                 350

                        -

                         -

                           -

                      -

                        -

                           -

                        -

                       2,157

                            2

             60,000

                    60

                          -

             1,766,204

              (2,380,135)

                           -

                     -

                       -

                                      -

                     (613,869)

Shares issued as compensation

                     -

                        -

                         -

                           -

                      -

                        -

                            -

                        -

                          165

                             -

                       -

                       -

                          -

                  16,466

                             -

                           -

                     -

                       -

                                      -

                          16,466

Shares issued for cash

                     -

                        -

                         -

                           -

                       -

                        -

                          -

                        -

                            70

                             -

                       -

                       -

                          -

                174,040

                              -

                           -

                     -

                       -

                                      -

                       174,040

Issuance of shares for the

modification of agreements

                     -

                        -

                         -

                           -

                      -

                        -

                           -

                       -

                        250

                            -

                      -

                       -

                          -

                            -

                              -

                           -

                     -

                       -

                                      -

                                   -

Cancellation of shares held in

treasury

                     -

                        -

                         -

                           -

                      -

                        -

                           -

                       -

                        (62)

                            -

                      -

                       -

                          -

              (154,600)

                              -

                           -

                     -

                       -

                                      -

                     (154,600)

Net loss

                     -

                        -

                         -

                           -

                      -

                        -

                           -

                       -

                              -

                            -

                      -

                       -

                          -

                            -

                 (450,734)

                           -

                     -

                       -

                                      -

                     (450,734)

Balance, December 31, 1996

                 350

                        -

                         -

                           -

                      -

                       -

                           -

                       -

                      2,580

                           2

            60,000

                    60

                         -

             1,802,110

              (2,830,869)

                           -

                    -

                       -

                                      -

                  (1,028,697)

Shares issued for cash

                     -

                        -

                         -

                           -

                      -

                       -

                           -

                       -

                         100

                            -

                      -

                       -

                          -

                100,000

                              -

                           -

                     -

                       -

                                      -

                       100,000

Conversion of indebtedness

                     -

                        -

                         -

                           -

                      -

                        -

                           -

                       -

                         800

                           1

                      -

                       -

                          -

                165,999

                              -

                           -

                     -

                       -

                                      -

                       166,000

Class A common stock issued for

cancellation of $372,000 accrued

wages due officer

                     -

                        -

                         -

                           -

                      -

                        -

                          -

                       -

                      1,500

                           2

                      -

                       -

                          -

                371,998

                              -

                           -

                     -

                       -

                                      -

                       372,000

Shares issued as compensation

                     -

                        -

                         -

                           -

                      -

                        -

                          -

                       -

                         247

                            -

                      -

                       -

                          -

                    2,471

                              -

                           -

                     -

                       -

                                      -

                            2,471

Adjustment to give effect to

recapitalization on March 9, 1997

                     -

                        -

                         -

                           -

                     -

                        -

                           -

                       -

                         560

                           1

                      -

                       -

                          -

                         (1)

                              -

                           -

                     -

                       -

                                      -

                                   -

Net loss

                     -

                        -

                         -

                           -

                     -

                        -

                           -

                       -

                              -

                         -

                      -

                       -

                          -

                            -

                 (133,578)

                           -

                     -

                       -

                                      -

                     (133,578)

Balance, December 31, 1997

                 350

                        -

                         -

                           -

                     -

                       -

                           -

                       -

                      5,787

                        6

            60,000

                    60

                          -

             2,442,577

              (2,964,447)

                           -

                     -

                       -

                                      -

                     (521,804)

Shares issued for cancellation of

indebtedness

                     -

                        -

                         -

                           -

                     -

                       -

                           -

                       -

                       2,430

                           2

                      -

                       -

                          -

                169,998

                            -

                          -

                     -

                       -

                                      -

                       170,000

Conversion of options

                     -

                        -

                         -

                           -

                     -

                       -

                           -

                       -

                         500

                           1

                      -

                       -

                          -

                124,999

                              -

                           -

                     -

                       -

                                      -

                       125,000

Shares issued as compensation

                     -

                        -

                         -

                           -

                     -

                       -

                          -

                       -

                      1,122

                           1

                      -

                       -

                          -

                112,161

                              -

                           -

                     -

                       -

                                      -

                       112,162

Shares issued for cancellation of

redeemable preferred stock

                     -

                        -

                         -

                           -

                     -

                       -

                           -

                       -

                           50

                            -

                      -

                       -

                          -

                150,000

                              -

                           -

                     -

                       -

                                      -

                      150,000

Shares returned to treasury and

cancelled

                     -

                        -

                         -

                           -

                     -

                       -

                           -

                       -

                        (560)

                         (1)

                      -

                       -

                          -

                           1

                              -

                           -

                     -

                       -

                                     -

                                -

See report of independent registered public accounting firm

      and notes to the consolidated financial statements.

      MATERIAL TECHNOLOGIES, INC.

       (A Development Stage Company)

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

         Class A
         Preferred Stock

         Class B
         Preferred Stock

         Class C
         Preferred Stock

         Class D
         Preferred Stock

         Class A
         Common Stock

         Class B
         Common Stock

         Warrants Subscribed

         Additional
         Paid-in
         Capital

         Deficit
         Accumulated
         During the
         Development
         Stage

         Notes
         Receivable-
         Common
         Stock

         Treasury Stock

         Accumulated
         Other
         Comprehensive
         Loss

         Total
         Stockholders'
         Equity (Deficit)

         Shares

         Amount

          Shares

          Amount

          Shares

          Amount

          Shares

          Amount

          Shares

          Amount

          Shares

          Amount

          Shares

          Amount

Modification of royalty agreement

                     -

                        -

                         -

                           -

                         -

                           -

                              -

                           -

                            733

                              1

                         -

                          -

                             -

                       7,331

                                 -

                              -

                        -

                          -

                                         -

                              7,332

Issuance of warrants to officer

                     -

                        -

                         -

                           -

                         -

                           -

                              -

                           -

                                 -

                               -

                         -

                          -

                             -

                     27,567

                                 -

                              -

                        -

                          -

                                         -

                            27,567

Net loss

                     -

                        -

                         -

                           -

                         -

                           -

                              -

                           -

                                 -

                               -

                         -

                          -

                             -

                               -

                    (549,187)

                              -

                        -

                          -

                                         -

                        (549,187)

Balance, December 31, 1998

               350

                     -

                      -

                        -

                     -

                      -

                       -

                        -

                       10,062

                            10

               60,000

                       60

                             -

                3,034,634

                 (3,513,634)

                              -

                        -

                          -

                                         -

                      (478,930)

Shares issued for cancellation

of indebtedness

                     -

                        -

                         -

                           -

                         -

                           -

                              -

                           -

                         2,175

                              2

                         -

                          -

                             -

                   166,665

                                -

                              -

                        -

                          -

                                         -

                        166,667

Shares issued as compensation

                  -

                     -

                      -

                        -

                      -

                        -

                           -

                        -

                  1,255

                           1

                      -

                       -

                          -

                   95,098

                                 -

                              -

                        -

                          -

                                         -

                           95,099

Shares issued for modification of

licensing agreement

                     -

                        -

                         -

                           -

                         -

                           -

                              -

                           -

                          672

                            1

                       -

                        -

                           -

                          (1)

                               -

                            -

                      -

                        -

                                       -

                                    -

Shares issued for cash

                     -

                        -

                         -

                           -

                         -

                           -

                              -

                           -

                          433

                             -

                       -

                        -

                           -

                 173,540

                               -

                            -

                      -

                        -

                                       -

                        173,540

Net loss

                     -

                        -

                         -

                           -

                         -

                           -

                              -

                           -

                               -

                             -

                       -

                        -

                          -

                             -

                  (539,283)

                            -

                      -

                        -

                                       -

                      (539,283)

Balance, December 31, 1999

                 350

                        -

                         -

                           -

                         -

                           -

                              -

                           -

                     14,597

                          14

             60,000

                     60

                           -

              3,469,936

               (4,052,917)

                            -

                      -

                        -

                                       -

                      (582,907)

Shares issued as compensation-

as restated

                     -

                        -

                         -

                           -

                         -

                           -

                              -

                           -

                          700

                            1

                       -

                        -

                           -

                 824,515

                               -

                            -

                      -

                        -

                                       -

                        824,516

Shares issued to investors pursuant

to settlement agreement

                     -

                        -

                         -

                           -

                         -

                           -

                              -

                           -

                            65

                            1

                       -

                        -

                           -

                          (1)

                               -

                            -

                      -

                        -

                                       -

                                    -

Shares issued for cash and non-

recourse promissory note

                     -

                        -

                         -

                           -

                         -

                           -

                              -

                           -

                       5,000

                            5

                       -

                        -

                           -

              1,994,995

                               -

                            -

                      -

                        -

                                       -

                     1,995,000

Shares issued for cash

                     -

                        -

                         -

                           -

                         -

                           -

                              -

                           -

                          400

                             -

                       -

                        -

                           -

                 281,694

                               -

                            -

                      -

                        -

                                       -

                       281,694

Shares issued for cancellation of

indebtedness

                     -

                        -

                         -

                           -

                         -

                           -

                              -

                           -

                          100

                             -

                       -

                        -

                           -

                 100,000

                               -

                            -

                      -

                        -

                                       -

                        100,000

Shares issued as compensation

pursuant to escrow agreement

                     -

                        -

                         -

                           -

                         -

                           -

                              -

                           -

                       4,184

                            4

                       -

                        -

                           -

                     4,180

                               -

                            -

                      -

                        -

                                       -

                            4,184

Shares returned from escrow

                     -

                        -

                         -

                           -

                         -

                           -

                              -

                           -

                         (400)

                             -

                       -

                        -

                           -

                             -

                               -

                            -

                      -

                        -

                                       -

                                    -

Common shares converted into

Class B common shares

                     -

                        -

                         -

                           -

                         -

                           -

                              -

                           -

                           (40)

                             -

             40,000

                     40

                           -

                        (40)

                               -

                            -

                      -

                        -

                                       -

                                    -

Preferred shares converted into

common shares

                 (13)

                        -

                         -

                           -

                         -

                           -

                              -

                           -

                            12

                             -

                       -

                        -

         -

                             -

                               -

                            -

                      -

                        -

                                       -

                                    -

Net loss

                     -

                        -

                         -

                           -

                         -

                           -

                              -

                           -

                               -

                             -

                       -

                        -

                           -

                             -

               (1,199,695)

                            -

                      -

                        -

                                       -

                   (1,199,695)

Balance, December 31, 2000

                 337

                        -

                         -

                           -

                         -

                           -

                            -

                           -

                     24,618

                          25

           100,000

                   100

                           -

              6,675,279

               (5,252,612)

                            -

                      -

                        -

                                       -

                     1,422,792

Shares issued as compensation

                     -

                        -

                         -

                           -

                         -

                           -

                            -

                           -

                       6,185

                            6

                       -

                        -

                           -

                 804,330

                               -

                            -

                      -

                        -

                                       -

                       804,336

Shares issued for cash

                     -

                        -

                         -

                           -

                         -

                           -

                          -

                           -

                       4,932

                            5

                       -

                        -

                           -

                 286,562

                               -

                            -

                      -

                        -

                                       -

                        286,567

Shares issued in connection with

private offering

                     -

                        -

                         -

                           -

                         -

                           -

                            -

                           -

                          698

                             -

                       -

                        -

                           -

                             -

                               -

                            -

                      -

                        -

                                       -

                                    -

Shares issued to officer

                     -

                        -

                         -

                           -

                         -

                           -

                            -

                           -

                       6,000

                            6

                       -

                        -

                           -

              1,127,994

                               -

                            -

                      -

                        -

                                       -

                     1,128,000

Net loss

                     -

                        -

                         -

                           -

                         -

                           -

                            -

                           -

                               -

                             -

                       -

                        -

                           -

                             -

               (3,548,559)

                            -

                      -

                        -

                                       -

                   (3,548,559)

Balance, December 31, 2001

                 337

                        -

                         -

                           -

                         -

                           -

                            -

                           -

                     42,433

                          42

           100,000

                   100

                           -

              8,894,165

               (8,801,171)

                            -

                      -

                        -

                                       -

                          93,136

Shares issued as compensation

                     -

                        -

                         -

                           -

                         -

                           -

                            -

                           -

                     21,835

                          22

                       -

                        -

                           -

              1,185,609

                               -

                            -

                      -

                        -

                                       -

                     1,185,631

Issuance of shares to University

of Pennsylvania

                     -

                        -

                         -

                           -

                         -

                           -

                            -

                           -

                       1,096

                            1

                       -

                        -

                           -

                          (1)

                               -

                            -

                      -

                        -

                                       -

                                    -

Shares issued for settlement of

lawsuit

                     -

                        -

                         -

                           -

                         -

                           -

                            -

                           -

                       1,397

                            1

                       -

                        -

                           -

                   39,999

                               -

                            -

                      -

                        -

                                       -

                          40,000

Shares issued for cash

                     -

                        -

                         -

                           -

                    143

                           -

                            -

                           -

                     28,048

                          28

                       -

                        -

                           -

              1,153,708

                               -

                            -

                      -

                        -

                                       -

                     1,153,736

Offering costs

                     -

                        -

                         -

                           -

                         -

                           -

                            -

                           -

                               -

                             -

                       -

                        -

                           -

               (200,412)

                               -

                            -

                      -

                        -

                                       -

                      (200,412)

Shares issued for cancellation of

president's interests in patents

                     -

                        -

                         -

                           -

                         -

                           -

                            -

                           -

                               -

                             -

           200,000

                   200

                             -

                               -

                            -

                      -

                        -

                                       -

                               200

Cancellation of shares

                     -

                        -

                         -

                           -

                         -

                           -

                            -

                           -

                      (1,322)

                          (1)

                       -

                        -

                           -

                            1

                            -

                            -

                      -

                        -

                                       -

                                    -

Shares issued to company's

president as past compensation

                     -

                        -

                         -

                           -

                         -

                           -

                            -

                           -

                     13,000

                          13

                       -

                        -

                           -

                 259,987

                           -

                            -

                      -

                        -

                                       -

                        260,000

Shares issued in connection with

private offering

                     -

                        -

                         -

                           -

                         -

                           -

                            -

                           -

                       2,741

                            3

                       -

                        -

                           -

                          (3)

                      -

                            -

                      -

                        -

                                       -

                                  -

Net loss

                     -

                        -

                         -

                           -

                         -

                           -

                            -

                           -

                               -

                             -

                       -

                        -

                           -

                             -

         (3,852,296)

                            -

                      -

                        -

                                       -

                 (3,852,296)

Balance, December 31, 2002

                 337

                        -

                         -

                           -

                    143

                           -

                            -

                           -

                   109,228

                        109

           300,000

                    300

                           -

           11,333,053

         (12,653,467)

                            -

                      -

                        -

                                       -

                 (1,320,005)

See report of independent registered public accounting firm

       and notes to the consolidated financial statements.

           MATERIAL TECHNOLOGIES, INC.

            (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

              Class A
              Preferred Stock

              Class B
              Preferred Stock

              Class C
              Preferred Stock

              Class D
              Preferred Stock

              Class A
              Common Stock

              Class B
              Common Stock

              Warrants Subscribed

              Additional
              Paid-in
              Capital

              Deficit
              Accumulated
              During the
              Development
              Stage

              Notes
              Receivable-
              Common
              Stock

              Treasury Stock

              Accumulated
              Other
              Comprehensive
              Loss

              Total
              Stockholders'
              Equity (Deficit)

              Shares

              Amount

               Shares

               Amount

               Shares

               Amount

               Shares

               Amount

               Shares

               Amount

               Shares

               Amount

               Shares

               Amount

Shares issued as compensation

                          -

                             -

                              -

                                -

                              -

                                -

                                    -

                                -

                        7,780,333

                             7,780

                               -

                                -

                                  -

                         476,554

                                       -

                                    -

                              -

                                -

                                               -

                               484,334

Issuance of shares to University of

Pennsylvania

                          -

                             -

                              -

                                -

                              -

                                -

                                    -

                                -

                               4,242

                                   4

                               -

                                -

                                  -

                                 (4)

                                       -

                                    -

                              -

                                -

                                               -

                                          -

Shares purchased for cancellation

                          -

                             -

                              -

                                -

                              -

                                -

                                    -

                                -

                             (1,296)

                                 (1)

                               -

                                -

                                  -

                        (24,431)

                                       -

                                    -

                              -

                                -

                                               -

                               (24,432)

Shares issued for settlement of

lawsuit

                          -

                             -

                              -

                                -

                              -

                                -

                                    -

                                -

                                 260

                                    -

                               -

                                -

                                  -

                                    -

                                       -

                                    -

                              -

                                -

                                               -

                                           -

Shares issued for cash

                          -

                             -

                              -

                                -

                      4,074

                               4

                                    -

                                -

                            34,030

                                  33

                               -

                                -

                                  -

                        235,161

                                       -

                                    -

                              -

                                -

                                               -

                               235,198

Offering costs

                          -

                             -

                              -

                                -

                              -

                                -

                                    -

                                -

                                       -

                                    -

                               -

                                -

                                 -

                        (81,975)

                                       -

                                    -

                              -

                                -

                                               -

                               (81,975)

Shares issued for cancellation of

legal fee note payable

                          -

                             -

                              -

                                -

                              -

                                -

                                    -

                                -

                      22,000,000

                           22,000

                               -

                                -

                                  -

                      1,561,127

                                       -

                                    -

                              -

                                -

                                              -

                            1,583,127

Shares issued to Company's

                                           -

president for past compensation

                          -

                             -

                              -

                                -

                              -

                                -

                                    -

                                -

                      32,000,000

                           32,000

                               -

                                -

                                  -

                         288,000

                                       -

                                    -

                              -

                                -

                                              -

                               320,000

Shares issued to Company's

president in consideration of

note payable

                          -

                             -

                              -

                                -

                              -

                                -

                                    -

                                -

                        5,000,000

                             5,000

                               -

                                -

                                  -

                       45,000

                                       -

                        (50,000)

                              -

                                -

                                              -

                                           -

Officers compensation relating to

                                           -

cancellation of October 27, 2000

                                           -

escrow agreement

                          -

                             -

                              -

                                -

                              -

                                -

                                    -

                                -

                                       -

                                    -

                               -

                                -

                                  -

                          19,617

                                       -

                                    -

                              -

                                -

                                              -

                                 19,617

Shares issued in cancellation of

                                           -

indebtedness for legal fees

                          -

                             -

                              -

                                -

                              -

                                -

                                    -

                                -

                             1,000

                                    1

                               -

                                -

                                  -

                           9,999

                                       -

                                    -

                              -

                                -

                                               -

                                 10,000

Shares returned to treasury by

Company officers in consideration

for the cancellation of note due

the Company by them on past

stock purchases

                          -

                             -

                              -

                                -

                              -

                                -

                                    -

                                -

                             (5,001)

                                 (5)

                               -

                                -

                                  -

                  (769,818)

                                       -

                                    -

                              -

                                -

                                              -

                             (769,823)

Exchange of Class A common

stock for Class B common stock

                          -

                             -

                              -

                                -

                              -

                                -

                                    -

                                -

                                (300)

                                    -

                  300,000

                           300

                             (300)

                                      -

                                    -

                              -

                                -

                                               -

                                          -

Exchange of Class A common stock

for Class D preffered stock

                          -

                             -

                              -

                                -

                              -

                                -

                     5,440,000

                        5,440

                      (7,440,000)

                          (7,440)

                               -

                                -

                                  -

                        2,000

                                      -

                                    -

                              -

                                -

                                               -

                                           -

Shares issued in connection with

private offering

                          -

                             -

                              -

                                -

                              -

                                -

                                    -

                                -

                        7,006,479

                             7,007

                               -

                                -

                                  -

                        (7,007)

                                      -

                                    -

                              -

                                -

                                               -

                                          -

Accrued interest on officer loan

                          -

                             -

                              -

                                -

                              -

                                -

                                    -

                                -

                                       -

                                    -

                               -

                                -

                                  -

                                    -

                                      -

                          (1,096)

                              -

                                -

                                               -

                                (1,096)

Capital contribution by subsidiary

                          -

                             -

                              -

                                -

                              -

                                -

                                    -

                                -

                                       -

                                    -

                               -

                                -

                                  -

                         37,597

                                      -

                                    -

                              -

                                -

                                               -

                                37,597

Net loss

                          -

                             -

                              -

                                -

                              -

                                -

                                   -

                                -

                                       -

                                    -

                               -

                                -

                                  -

                                 -

                     (1,885,728)

                                    -

                              -

                                -

                                               -

                         (1,885,728)

Balance, December 31, 2003

                      337

                             -

                              -

                                -

                      4,217

                               4

                    5,440,000

                        5,440

                      66,488,975

                           66,488

                   600,000

                           600

                                  -

                    13,124,573

                    (14,539,195)

                        (51,096)

                              -

                                -

                                               -

                          (1,393,186)

Shares issued for cash

                          -

                             -

                              -

                                -

                              -

                                -

                                   -

                                -

                        1,207,535

                             1,208

                               -

                                -

                                  -

                         206,267

                                       -

                                    -

                              -

                                -

                                               -

                               207,475

Shares issued for settlement of

legal and accounting fees

payable

                          -

                             -

                              -

                                -

                              -

                                -

                                   -

                                -

                             75,000

                                  75

                               -

                                -

                                  -

                           64,392

                                       -

                                    -

                              -

                                -

                                               -

                                 64,467

Exercise of warrants

                          -

                             -

                              -

                                -

                              -

                                -

                                   -

                                -

                               3,300

                                    3

                               -

                                -

                                  -

                             4,547

                                       -

                                    -

                              -

                                -

                                               -

                                   4,550

Conversion of Class C preferred

shares to Class A common shares

                          -

                             -

                              -

                                -

                    (2,700)

                              (3)

                                   -

                                -

                               2,700

                                    3

                               -

                                -

                                  -

                                    -

                                       -

                                    -

                              -

                                -

                                               -

                                           -

Conversion of Class D preferred

shares to Class A common shares

                          -

                             -

                              -

                                -

                              -

                                -

                   (3,520,000)

                       (3,520)

                        3,520,000

                             3,520

                               -

                                -

                                  -

                                    -

                                       -

                                    -

                              -

                                -

                                               -

                                           -

Shares issued as compensation to

consultants

                          -

                             -

                              -

                                -

                              -

                                -

                                    -

                                -

                        6,721,923

                             6,722

                               -

                                -

                                  -

                   14,245,473

                                       -

                                    -

                              -

                                -

                                               -

                          14,252,195

Shares issued in exchange for

shares of Langley Investments,

PLC

                          -

                             -

                              -

                                -

                              -

                                -

                                    -

                                -

                        8,666,666

                             8,667

                               -

                                -

                                  -

                   12,964,846

                                       -

                                    -

                              -

                                -

                                               -

                          12,973,513

Benificial conversion feature of

convertible debentures

                         -

                             -

                              -

                                -

                              -

                                -

                                    -

                                -

                                      -

                                 -

                             -

                              -

                                -

                   1,125,000

                                      -

                                    -

                              -

                                -

                                              -

                          1,125,000

Repurchase of common stock

                         -

                             -

                              -

                                -

                              -

                                -

                                    -

                                -

                             (1,325)

                               (1)

                             -

                              -

                                -

                        (4,166)

                                      -

                                    -

                              -

                                -

                                              -

                               (4,167)

Offering costs

                         -

                             -

                              -

                                -

                              -

                                -

                                    -

                                -

                                       -

                                  -

                             -

                             -

                                -

                      (13,713)

                                      -

                                    -

                             -

                               -

                                              -

                             (13,713)

Interest income on notes receivable-

common stock

                         -

                             -

                              -

                                -

                              -

                                -

                                    -

                                -

                                      -

                                -

                             -

                             -

                                -

                                  -

                                      -

                       (4,000)

                             -

                               -

                                              -

                               (4,000)

Temporary decrease in market value

of securities available for sale

                          -

                             -

                              -

                                -

                              -

                                -

                                    -

                                -

                                      -

                                    -

                               -

                                -

                                  -

                                    -

                                       -

                                   -

                              -

                                -

                              (1,167,616)

                          (1,167,616)

See report of independent registered public accounting firm

           and notes to the consolidated financial statements.

           MATERIAL TECHNOLOGIES, INC.

            (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

              Class A
              Preferred Stock

              Class B
              Preferred Stock

              Class C
              Preferred Stock

              Class D
              Preferred Stock

              Class A
              Common Stock

              Class B
              Common Stock

              Warrants Subscribed

              Additional
              Paid-in
              Capital

              Deficit
              Accumulated
              During the
              Development
              Stage

              Notes
              Receivable-
              Common
              Stock

              Treasury Stock

              Accumulated
              Other
              Comprehensive
              Loss

              Total
              Stockholders'
              Equity (Deficit)

              Shares

              Amount

               Shares

               Amount

               Shares

               Amount

               Shares

               Amount

               Shares

               Amount

               Shares

               Amount

               Shares

               Amount

Net loss

                          -

                             -

                              -

                                -

                              -

                                -

                                    -

                                -

                                       -

                                    -

                               -

                                -

                                  -

                                    -

                    (25,495,291)

                                    -

                              -

                                -

                                               -

                        (25,495,291)

Balance, December 31, 2004

                      337

                             -

                              -

                                -

                      1,517

                               1

                     1,920,000

                        1,920

                      86,684,774

                           86,685

                   600,000

                           600

                                  -

                    41,717,219

                    (40,034,486)

                        (55,096)

                              -

                                -

                               (1,167,616)

                               549,227

Shares and warrant subscription

issued for cash

                          -

                             -

                              -

                                -

                              -

                                -

                                    -

                                -

                        2,298,630

                             2,299

                               -

                                -

                        10,000

                        312,940

                                       -

                                    -

                              -

                                -

                                               -

                               325,239

Shares cancelled

                          -

                             -

                              -

                                -

                              -

                                -

                                    -

                                -

                             (2,084)

                                 (2)

                              -

                                -

                                  -

                                   2

                                       -

                                    -

                              -

                                -

                                               -

                                           -

Shares issued for compensation and

modification of research and

development sponsorship

agreement

                          -

                             -

                              -

                                -

                              -

                                -

                                    -

                                -

                        7,992,435

                             7,992

                               -

                                -

                                  -

                   11,135,915

                                       -

                                    -

                              -

                                -

                                               -

                          11,143,907

Shares issued for shares of

Birchington Investments, Limited

                          -

                             -

                              -

                                -

                              -

                                -

                                    -

                                -

                      13,035,000

                           13,035

                               -

                                -

                                  -

                     3,569,565

                                       -

                                    -

                              -

                                -

                                               -

                            3,582,600

Warrants committed to be issued on

cashless exercise

                          -

                             -

                              -

                                -

                              -

                                -

                                    -

                                -

                      30,135,172

                           30,135

                               -

                                -

                                  -

                        (30,135)

                                       -

                                    -

                              -

                                -

                                               -

                                           -

Conversion of Series D preferred

stock to common shares

                          -

                             -

                              -

                                -

                              -

                                -

                      (500,000)

                          (500)

                           500,000

                               500

                               -

                                -

                                  -

                                    -

                                       -

                                    -

                              -

                                -

                                               -

                                           -

Value of derviatives recalssified to

liabilities

                          -

                             -

                              -

                                -

                              -

                                -

                                    -

                                -

                                       -

                                    -

                               -

                                -

                                  -

                   (1,125,000)

                                       -

                                    -

                              -

                                -

                                               -

                          (1,125,000)

Purchase of treasury stock

                          -

                             -

                              -

                                -

                              -

                                -

                                    -

                                -

                                       -

                                    -

                               -

                                -

                                  -

                                    -

                                       -

                                    -

                    76,800

                     (26,136)

                                               -

                               (26,136)

Offering costs

                          -

                             -

                              -

                                -

                              -

                                -

                                    -

                                -

                                       -

                                    -

                               -

                                -

                                  -

                        (19,140)

                                       -

                                    -

                              -

                                -

                                               -

                               (19,140)

Interest income on notes receivable-

common stock

                          -

                             -

                              -

                                -

                              -

                                -

                                    -

                                -

                                       -

                                    -

                           -

                                -

                                  -

                                    -

                                       -

                          (3,989)

                              -

                                -

                                               -

                                 (3,989)

Temporary decrease in market

                          -

                             -

                              -

                                -

                              -

                                -

                                    -

                                -

                                       -

                                    -

                             -

                                -

                                  -

                                    -

                                       -

                                    -

                              -

                                -

                                               -

                                           -

value of securities available for sale

                          -

                             -

                              -

                                -

                              -

                                -

                                    -

                                -

                                       -

                                    -

                               -

                                -

                                  -

                                    -

                                       -

                                    -

                              -

                                -

                                 1,046,399

                            1,046,399

Net loss

                          -

                             -

                              -

                                -

                              -

                                -

                                    -

                                -

                                       -

                                    -

                               -

                               -

                                  -

                                    -

                    (20,749,260)

                                    -

                              -

                                -

                                               -

                        (20,749,260)

Balance, December 31, 2005

                      337

               $

                             -

                              -

               $

                                -

                      1,517

               $

                               1

                     1,420,000

               $

                        1,420

                    140,643,927

               $

                         140,644

                   600,000

               $

                           600

               $

                        10,000

               $

                    55,561,366

               $

                    (60,783,746)

               $

                        (59,085)

                    76,800

               $

                     (26,136)

               $

                                  (121,217)

               $

                          (5,276,153)

See report of independent registered public accounting firm

          and notes to the consolidated financial statements.

          MATERIAL TECHNOLOGIES, INC.

           (A Development Stage Company)

           CONSOLIDATED STATEMENTS OF CASH FLOWS

              From October 21, 1983

              For the Year Ended

              (Inception)

              December  31,

              through

              2005

              2004

              December  31, 2005

Cash flows from operating activities:

Net loss

               $

              (20,749,260)

               $

              (25,495,291)

               $

                    (60,783,746)

Adjustments to reconcile net loss to net cash used in

in operating activities:

Issuance of common stock for services

                  3,099,257

               14,252,195

                          24,552,213

Issuance of common stock for modification of

research and development sponsorship agreement

                7,738,400

                              -

                         7,738,400

Fair value of derivative and warrant liabilities

                5,917,188

                              -

                           5,917,188

              Net realized and unrealized loss on marketable securities

held for trading

                        3,589

               5,192,160

                           5,195,749

Other-than-temporary impairment of marketable

securities available for sale

                 1,918,587

                 4,284,760

                             6,203,347

Legal fees incurred for note payable

                               -

                               -

                             1,456,142

Accrued interest expense added to principal

                    173,987

                    216,713

                                978,403

Amortization of discount on convertible debentures

                    399,420

                     326,161

                                725,581

Change in fair value of investments derivative liability

                     585,735

                                -

                                 585,735

Accrued interest income added to principal

                       (4,192)

                     (12,460)

                              (303,821)

Gain (loss) on settlement of indebtedness

                               -

                    (45,150)

                                 244,790

Depreciation and amortization

                        8,652

                        8,580

                                211,983

Other non-cash adjustments

                     -

                               -

                              (107,722)

(Increase) decrease in receivable due on research

contract

                    (54,930)

                       12,109

                               (121,153)

Increase in prepaid expenses and other current assets

                                -

                         5,690

                                           -

Increase in deposits

                                -

                               -

                                (2,348)

(Decrease) increase in accounts payable and accrued

expenses

                    (89,813)

                    (66,856)

                        1,131,168

Net cash used in operating activities

              (1,053,380)

              (1,321,389)

              (6,378,091)

Cash flows from investing activities:

Proceeds from the sale of marketable securities

                  1,589,588

                  1,205,611

                          3,078,796

Purchase of marketable securities

                  (907,028)

                  (900,006)

                           (1,897,034)

Payment received on officer loans

                                -

                       97,450

                                876,255

Funds advanced to officers

                               -

                       (7,000)

                              (549,379)

Purchase of property and equipment

                      (2,598)

                         (676)

                              (269,746)

Investment in joint ventures

                               -

                               -

                             (102,069)

Proceeds from foreclosure

                               -

                               -

                                  44,450

Proceeds from the sale of property and equipment

                              -

                                -

                                   10,250

Payment for license agreement

                        -

                          -

                              (6,250)

Net cash provided by investing activities

              679,962

              395,379

                           1,185,273

Continued . . .

              MATERIAL TECHNOLOGIES, INC.

               (A Development Stage Company)

               CONSOLIDATED STATEMENTS OF CASH FLOWS

              From October 21, 1983

              For the Year Ended

              (Inception)

              December  31,

              through

              2005

              2004

              December  31, 2005

Cash flow from financing activities:

Proceeds from the sale of common stock and warrants

               $

              325,239

               $

              212,025

               $

              3,666,097

Proceeds from convertible debentures and other

notes payable

              40,000

              785,000

                          1,347,069

Proceeds from the sale of preferred stock

                         -

                            -

                                473,005

Costs incurred in offerings

                (19,140)

                  (13,713)

                                    (487,341)

Capital contributions

                            -

                              -

                                      301,068

Purchase of treasury stock

                   (26,136)

                     (4,166)

                                      (54,735)

Payment on proposed reorganization

                              -

                              -

                                        (5,000)

Net cash provided by financing activities

                  319,963

                  979,146

                                   5,240,163

Net change in cash and cash equivalents

                   (53,455)

              53,136

              47,345

Cash and cash equivalents, beginning of period

                 100,800

                    47,664

                                                  -

Cash and cash equivalents, end of period

               $

                   47,345

               $

                 100,800

               $

                                        47,345

==========

==========

==================

Supplemental disclosure of cash flow information:

Interest paid during the period

              $

                      2,750

               $

                      2,750

==========

==========

==================

Income taxes paid during the period

              $

                         800

               $

                         800

==========

==========

==================

Supplemental disclosures of non-cash investing and financing activities:

2005

The Company issued 7,992,435 shares of its common stock for services and the modification of its research and development sponsorship agreement valued at $11,143,907 of which $10,837,657 was expensed and $306,250 is included as prepaid services.

The Company issued 13,035,000 shares of its common stock (including 1,185,000 shares to consultants) for non-marketable securities valued at $3,582,600.

The Company recorded derivative and warrant liabilities of $7,082,188 of which $1,125,000 was reclassified from additional paid-in-capital and $40,000 was recorded as a debt discount.

The Company issued 500,000 shares of its common stock for the conversion of 500,000 shares of its Class D preferred stock.

The Company was committed to issue 30,135,172 shares for the cashless exercise of 31,000,000 warrants.

The Company cancelled 2,084 shares of its common stock for no consideration.

2004

The Company issued 3,522,700 shares of its common stock for the conversion of 2,700 shares of its Class C preferred stock and 3,520,000 shares of its Class D preferred stock.

The Company issued 8,666,666 shares of its common stock in exchange for 7,158,590 shares of Langley Park

Investments, PLC.

The Company issued 6,721,923 shares of its common stock in exchange for services valued at $14,252,195.

The Company issued 75,000 shares of its common stock in settlement of legal and accounting fees payable of $64,467.

The Company recorded a discount of $1,125,000 on its convertible debenture.

See accompanying notes to the consolidated financial statements for additional non-cash investing and financing activities.

See report of independent registered public accounting firm

            and accompanying notes to the consolidated financial statements.

            MATERIAL TECHNOLOGIES, INC.

            (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the Years Ended December 31, 2005 and 2004

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

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

          On January 22, 2003, the Company formed Matech International, Inc., a Nevada corporation (“International”). International was formed as a wholly owned subsidiary of the Company to advertise, market and sell the Company’s videoscope technology which is presently utilized in the inspection of stress and crack points in turbine engines on the wings of airplanes. At the present time there is no activity in International and the Company does not anticipate nor reasonably foresee any business activity in International in the near future.

          On March 13, 2003, the Company formed Matech Aerospace, Inc., a Nevada corporation (“Aerospace”). Aerospace was formed as a wholly owned subsidiary of the Company to advertise, market and sell all manufacturing and marketing rights to the Company’s products and technologies in all commercial markets within the United States. During 2003, Aerospace sold shares of its common stock to investors. As of December 31, 2005, the Company holds a 99% interest in Aerospace. At the present time there is no activity in Aerospace and the Company does not anticipate nor reasonably foresee any business activity in Aerospace in the near future.

          Unless otherwise noted, common stock refers to the Company’s Class A common stock.

          Basis of Presentation

          The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (October 21, 1983). In addition, the Company has used substantial amounts of working capital in its operations. Further, at December 31, 2005, the deficit accumulated during the development stage amounted to approximately $61 million.

          MATERIAL TECHNOLOGIES, INC.

          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Years Ended December 31, 2005 and 2004

          NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION, continued

          In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the Company’s ability to meet its financing requirements and the success of its future operations. The Company has entered into a $215,000 contract to provide research services, of which approximately $67,000 remains to be billed and approximately $71,000 was owed as of December 31, 2005. During 2005, the Company netted approximately $683,000 from sale of marketable securities and as of December 31, 2005 had approximately $300,000 of marketable securities held for trading. Additionally, in December 2005, the Company issued warrants to a note holder to purchase 4,000,000 shares of its common stock at price of $1.09 per share, which the noteholder has agreed to convert at the rate of at least 5% per calendar month (200,000 warrants for $218,000) once the related registration statement is declared effective (see Note 9). The Company anticipates that the registration statement will be declared effective by mid 2006. To date, the Company has received $10,000 as an advance toward the future exercise of the warrants. The Company also continues to raise funds through the sale of its common stock through private offerings which management expects to continue in 2006, and the Company continues its attempt to develop its technologies for commercial application. Management believes that these sources of funds and current liquid assets will allow the Company to continue as a going concern through the end of 2006. Management of the Company will need to raise additional debt and/or equity capital to finance future activities beyond 2006. However, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations. In light of these circumstances, substantial doubt exists about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

          NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation

          The accompanying consolidated financial statements include the accounts and transactions of Material Technologies, Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. The minority owners’ interests in a subsidiary have been reflected as minority interest in the accompanying consolidated balance sheet.

          Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the fair value of marketable and non-marketable securities, the recoverability of long-lived assets and the amount of the deferred tax valuation allowance. Accordingly, actual results could differ from those estimates.

          MATERIAL TECHNOLOGIES, INC.

          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Years Ended December 31, 2005 and 2004

          NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Cash Equivalents

          For purposes of the statements of cash flows, the Company considers cash equivalents to include highly liquid investments with original maturities of three months or less.

          Investments

          Marketable securities purchased with the intent of selling them in the near term are classified as trading securities. Trading securities are initially recorded at cost and are adjusted to their fair value, with the change in fair value during the period included in earnings as unrealized gains or losses. Realized gains or losses on dispositions are based upon the net proceeds and the adjusted book value of the securities sold, using the specific identification method, and are recorded as realized gains or losses in the consolidated statements of operations. Marketable securities that are not classified as trading securities are classified as available-for-sale securities. Available-for-sale securities are initially recorded at cost. Available-for-sale securities with quoted market prices are adjusted to their fair value. Any change in fair value during the period is excluded from earnings and recorded, net of tax, as a component of accumulated other comprehensive income (loss). Any decline in value of available-for-sale securities below cost that is considered to be “other than temporary” is recorded as a reduction of the cost basis of the security and is included in the statement of operations as an impairment loss.

          Non-marketable securities consist of equity securities for which there are no quoted market prices. Such investments are initially recorded at their cost. In the case of non-marketable securities acquired with the Company’s common stock, the Company values the securities at a significant discount to the stated per share cost based upon the Company’s historical experience with similar transactions as to the amount ultimately realized from the sale of the shares. For the investment in Birchington shares (see Note 3), the Company has applied an 80% discount to the stated per share cost. At such time as quoted market prices become available, the net cost basis of these securities will be reclassified to the appropriate category of marketable securities. Until that time, the securities will be recorded at their net cost basis, subject to an impairment analysis (see below). At December 31, 2005, the Company did not recognize any impairment of its non-marketable securities because there have been no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and the Company determined that it is not practicable to estimate the fair value of the investment.

          In connection with the Birchington securities, the Company has placed in escrow, for a period of one year from the closing date of each transaction, a total of 3,555,000 shares of its own common stock. If at the expiration of the one-year period, the market price of the Company’s common stock is below the Closing Price, as defined in the Birchington Agreements, the Company is required to sell to Birchington, at a price of $0.01 per share, a portion of the shares held in escrow determined by the formula specified in the Birchington Agreements. The Company bifurcates the fair value of the shares it would be required to sell to Birchington at December 31, 2005, if such requirement existed, and has reflected the resulting amount in current liabilities in the accompanying consolidated balance sheet.

          MATERIAL TECHNOLOGIES, INC.

          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Years Ended December 31, 2005 and 2004

          NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

          In accordance with the guidance of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the Company assesses any decline in value of available-for-sale securities and non-marketable securities below cost as to whether such decline is “other than temporary.” If a decline is determined to be “other than temporary,” the decline is recorded as a reduction of the cost basis of the security and is included in the statement of operations as an impairment write down of the investment. Since the Company does not reasonably foresee the price of its common stock increasing above its year end closing price by the time the Langley shares are released from escrow, the Company has recognized an “other-than-temporary” impairment charge of $1,918,587 as of December 31, 2005, representing the value of Langley shares the Company would be required to offer for sale back to Langley at a nominal price. During the year ended December 31, 2004, the Company recognized an “other than temporary” impairment charge (related to the decline in market value of the Langley shares) on its available-for-sale investments totaling $4,284,760.

          Receivable Due on Research Contract

          Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts. The Company does not accrue interest on overdue accounts receivable.

          The allowance for doubtful accounts is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. As of December 31, 2005, management believes all accounts receivable are collectible. Accordingly, no allowance for doubtful accounts is included in the accompanying consolidated balance sheet.

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

                    Office equipment                        5 years

          MATERIAL TECHNOLOGIES, INC.

          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Years Ended December 31, 2005 and 2004

          NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

          Intangible Assets

          Intangible assets consist of patents, license agreements and website design costs and are recorded at cost. Patents and license agreements are amortized over 17 years and website design costs are amortized over five years.

          Long-Lived Assets

          The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2005, the Company does not believe there has been any impairment of its long-lived assets.

          Income Taxes

          The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

          Convertible Debentures

          If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to EITF Issue No. 98-5 (“EITF 98-05”), “Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio,” and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments.” In those circumstances, the convertible debt will be recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

          MATERIAL TECHNOLOGIES, INC.

          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Years Ended December 31, 2005 and 2004

          NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

          Derivative Financial Instruments

          In the case of non-conventional convertible debt, the Company bifurcates its embedded derivative instruments and records them under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  The Company’s derivative financial instruments consist of embedded derivatives related to the non-conventional notes (“Notes”) entered into with Golden Gate Investors (“GGI”) on December 16, 2005 (see Note 9).    These embedded derivatives include the conversion feature, liquidated damages related to registration rights and default provisions.  The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement ($5,917,188 recorded as interest expense and $40,000 recorded as debt discount) and at fair value as of each subsequent balance sheet date.  Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge.  If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.  Derivatives were valued primarily using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 185%, and risk free interest rate of 4.3%.  As the Notes were entered into near the end of the year, the value of the related derivative liabilities were not substantially different from the values derived at December 16, 2005.  Hence the Company did not record any changes in fair value as of December 31, 2005.  The derivatives are classified as long-term liabilities.

          Fair Value of Financial Instruments

          The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable, accrued expenses, notes payable, convertible debentures and derivative and warrant liabilities. Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The Company cannot determine the estimated fair value of the convertible debentures as instruments similar to the convertible debentures could not be found. Other than these items, the Company considers the carrying values of its financial instruments in the financial statements to approximate their fair values.

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

          MATERIAL TECHNOLOGIES, INC.

          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Years Ended December 31, 2005 and 2004

          NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

          Substantially all of the Company’s revenue is derived from the Company’s contracts relating to the further development of the Electrochemical Fatigue Sensor (“EFS”). Revenue on the contracts is recognized at the time services are rendered. The Company bills monthly for services pursuant to these contracts at which time revenue is recognized for the period that the respective invoice relates. In October 2003, the Company entered into a contract to provide research services to a third party in connection with the application of the Company’s EFS to detect stress on military vehicles. The contract has an approved budget of $215,281. The balance due the Company on this contract at December 31, 2005 amounted to $70,825. This gross amount includes out-of pocket expenses relating to third party engineering and other related costs.

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

          Net Loss per Share

          The Company adopted the provisions of SFAS No. 128, “Earnings Per Share” (“EPS”). SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the years ended December 31, 2005 and 2004, basic and diluted loss per share are the same, since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 180,800,861 and 144,246,012, in 2005 and 2004, respectively. Such amounts include shares potentially issuable pursuant to shares held in escrow (see Note 12), convertible debentures (see Note 9), and outstanding “in-the-money” options and warrants (see Note 14).

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

          For the Years Ended December 31, 2005 and 2004

          NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and EITF 00-18, "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees." The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance to EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company recorded the fair value of the common stock issued for future consulting services as prepaid services in its consolidated balance sheet (see Note 4).

          Stock-Based Compensation

          The Company accounts for stock-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An amendment to SFAS No. 123.” These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123 and 148, the cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the years ended December 31, 2005 and 2004, the Company recognized no compensation expense under SFAS No. 123 as no options were issued to employees.

          Concentrations of Credit Risk

          The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. From time to time, the Company’s cash balances exceed the amount insured by the FDIC. Management believes the risk of loss of cash balances in excess of the insured limit to be low.

          The Company’s 2005 revenues were generated from one customer and its 2004 revenues were generated by two customers.

          MATERIAL TECHNOLOGIES, INC.

          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Years Ended December 31, 2005 and 2004

          NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

          Reclassifications

          Certain amounts in the December 31, 2004 financial statements have been reclassified to conform to the December 31, 2005 presentation. Such reclassification had no effect on net loss as previously reported.

          Recent Accounting Pronouncements

          In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement 3.” This statement replaces Accounting Principles Board (“APB”) Opinion No. 20 (“APB No. 20”), Accounting Changes, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Reporting.” APB No. 20 required that most voluntary changes in an accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 generally requires retrospective application to prior period’s financial statements of changes in accounting principle. SFAS No. 154 is effective in the first reporting period beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s consolidated financial condition or results of operations.

          In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46R, “Consolidation of Variable Interest Entities.” This statement requires that the assets, liabilities and results of the activities of variable interest entities be consolidated into the financial statements of the company that has a controlling financial interest. It also provides the framework for determining whether an entity should be consolidated based on voting interest or significant financial support provided to it. In general, for all entities that were previously considered special purpose entities, FIN 46R should be applied in periods ending after December 15, 2003. Otherwise, FIN 46R is applicable to all public entities for periods ending after March 15, 2004. The adoption of FIN 46R did not have a material impact on the Company’s consolidated financial condition or results of operations.

          In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets, an amendment of APB Opinion 29, Accounting for Non-Monetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance." The provisions in SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company adopted this statement on January 1, 2005. The adoption of the statement did not cause a significant change in the current manner in which the Company accounts for its exchanges of non-monetary assets.

          MATERIAL TECHNOLOGIES, INC.

          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Years Ended December 31, 2005 and 2004

          NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

          The FASB has issued SFAS No. 123R, “Share-Based Payment.” The new rule requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement precludes the recognition of compensation expense under APB Opinion No. 25’s intrinsic value method. Public entities will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005. Since the Company has been accounting for its share-based compensation under SFAS No. 123, management believes SFAS No. 123R should not have a significant impact on the way it accounts for its stock-based compensation.

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

          If, at the end of the two-year period, the shares of the Company do not have a market price greater than or equal to the Company’s original closing price, as defined in the Langley Agreement, the Company will be required to sell back some or all of its Langley shares held in escrow at a nominal price, based on a formula as defined in the Langley Agreement. However, if at the end of the two-year period, the market value of the Company’s common stock exceeds the closing price, the Langley shares will be released from escrow.

          During the year ended December 31, 2004, the Company sold 2,579,295 of its Langley trading shares for net proceeds of $1,005,606 and recognized a loss on these sales of $3,668,850, which was charged to operations. The Company determined that $4,284,760 of the decline in the value of available-for-sale investments in 2004 was other than temporary and therefore, included the decline in 2004 operations as an impairment charge. The Company charged the remaining $1,167,616 decline in market value of the Langley trading shares that was considered temporary at December 31, 2004 to other comprehensive loss.

          MATERIAL TECHNOLOGIES, INC.

          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Years Ended December 31, 2005 and 2004

          NOTE 3 – INVESTMENTS, continued

          In 2005, the Company sold its remaining currently saleable shares for $285,516 and recognized a loss from the sale totaling $3,474.  At December 31, 2005, the Company’s common stock closing price was less than the closing price.  Based upon the formula in the Langley Agreement, the Company would be obligated to offer to sell back approximately 3,100,000 of the escrow shares to Langley at a nominal price.  The Company does not reasonably foresee the price of its common stock increasing above its December 31, 2005 closing price by the end of the two-year period (October 1, 2006).  Therefore, the Company has recognized an “other-than-temporary” impairment of $1,918,587 during the year ended December 31, 2005.  The unrealized loss balance of $121,217 at December 31, 2005 relates to the temporary decline in the market value of the Langley shares.

          Birchington

          In 2005, the Company entered into two agreements (the “Birchington Agreements”) with Birchington Investments Limited (“Birchington”), a corporation organized under the laws of the British Virgin Islands. The Birchington shares are listed, but not yet traded, on the Dublin Stock Exchange. On April 7, 2005, the Company entered into an agreement (the “April Birchington Agreement”) to purchase 8,307,000 shares of Birchington for 5,850,000 shares of its common stock. Additionally, the Company reserved 1,755,000 shares of its common stock in escrow (reflected as issued but not outstanding at December 31, 2005 – see Note 12) as downside price protection, as defined in the April Birchington Agreement.

          On September 27, 2005, the Company entered into another agreement (the “September Birchington Agreement”) to purchase 9,606,000 shares of Birchington common stock for 6,000,000 shares of its common stock. Additionally, the Company reserved 1,800,000 shares of its common stock in escrow (reflected as issued but not outstanding at December 31, 2005 – see Note 12) as downside price protection, as defined in the September Birchington Agreement.

          The Company shares are restricted from sale by Birchington for a period of one year. If the price of the Company’s common stock is below the closing price (as defined) on the anniversary of the closing date of these transactions, then Birchington shall be entitled to purchase out of escrow a percentage of the escrowed shares equal to the percentage of such decline for a price of $0.01 per share. Any shares remaining in escrow will then be returned to the Company. Based on the Company’s closing price at December 31, 2005, Birchington would be entitled to purchase 3,082,817 shares out of escrow, if the requirement existed at December 31, 2005. The Company has bifurcated the downside price protection feature of the Birchington Agreements and has valued this feature at its fair value, totaling $585,735 at December 31, 2005. This value is recorded as investments derivative liability in current liabilities in the accompanying consolidated balance sheet, and will be marked to market each reporting period.

          MATERIAL TECHNOLOGIES, INC.

          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Years Ended December 31, 2005 and 2004

          NOTE 3 – INVESTMENTS, continued

          The Company valued the original purchase of the Birchington common shares at $0.20 per share, an 80% discount to the stated value of $1.00 per share. The per share price was determined by the Company based upon the current non-marketability of the Birchington shares and its experience with similar transactions in the past. The Company has reviewed the recorded value of the Birchington shares for impairment as of December 31, 2005, pursuant to EITF 03-1. The Company does not believe that there has been any permanent impairment to the value of the Birchington shares as of December 31, 2005.

          In connection with the Birchington Agreements, the Company issued 1,185,000 shares of its common stock to consultants. These shares were reflected as a dilution to the value per share recorded by the Company in the Birchington transactions.

          Mutual Fund

          As of December 31, 2005, the Company’s investment in an open-end mutual fund approximated its cost of $302,841. The Company considers its investment in this account as being held for trading. During the year ended December 31, 2005, the Company sold $1,304,062 of this investment and recognized a net loss on the transactions totaling $115, which was charged to operations.

          Investments as of December 31, 2005 are as follows:

             Adjusted

             Unrealized

             Fair

             Cost

             Loss

             Value

             Marketable trading securities

             $

                      302,841

             $

                                  -

             $

                   302,841

             Marketable available-for-sale securities:

             Langley

             $

                   283,410

             $

               (121,217)

             $

                     162,193

             Non-marketable securities:

             Birchington

             $

                   3,582,600

             $

                                  -

             $

                3,582,600

NOTE 4 – PREPAID SERVICES

          In August 2005, the Company entered into an agreement with a consultant. The agreement has a one-year term and provides for compensation of 250,000 nonforfeitable shares of the Company’s common stock. These shares were valued at their quoted market price at the date of issuance totaling $525,000. As of December 31, 2005, $306,250 of the unamortized compensation cost was included in prepaid services in the accompanying consolidated balance sheet and $218,750 of amortized compensation cost was included in general and administrative expenses in the accompanying consolidated statement of operations.

          MATERIAL TECHNOLOGIES, INC.

          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Years Ended December 31, 2005 and 2004

          NOTE 5 – PROPERTY AND EQUIPMENT

          The following is a summary of property and equipment at December 31, 2005:

Office and computer equipment
$ 24,818

Manufacturing equipment
__ 132,273

157,091

Less accumulated depreciation
_ (146,191)

$ 10,900

===========

          Depreciation charged to operations was $6,536 and $6,464, for 2005 and 2004, respectively. The Company's equipment has been pledged as collateral on the agreement with Advanced Technology Center (see Note 11).

          NOTE 6 – INTANGIBLE ASSETS

          Intangible assets consist of the following at December 31, 2005:

              Period of
               Amortization

Patent costs

              17 years

$ 28,494

License agreement (see Note 7)

              17 years

6,250

Website

              5 years

_ 5,200

39,944

Less accumulated amortization

_ (34,172)

$ 5,772

==========

          Amortization charged to operations for 2005 and 2004 was $2,116, and $2,116, respectively.

          Future aggregate amortization of intangible assets is as follows:

              2006

$ 1,856

              2007

1,076

              2008

1,076

              2009

1,076

              2010

__ 688

$ 5,772

===========

          MATERIAL TECHNOLOGIES, INC.

          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Years Ended December 31, 2005 and 2004

          NOTE 7 – LICENSE AGREEMENT

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

          In August 2005, the parties entered into an agreement (the “Workout Agreement”) that again modified the terms of the Company’s obligation under the sponsorship agreement. Pursuant to the Workout Agreement, retroactive to January 1, 2005, interest will be charged only on the December 31, 2004 balance of $760,831 (“Remaining Obligation”) at a monthly rate of 0.5% simple interest. The Company is obligated to pay $25,000 annually due on the anniversary date of the Workout Agreement. Further, the Company is also obligated to pay within ten days following the filing of the Company’s Forms 10-Q or 10-K an amount equal to 10% of the Company’s net income before extraordinary items and income taxes as reflected in the quarterly and annual filings. Under the revised terms of the Workout Agreement, Mr. Bernstein’s, the Company’s president, annual cash salary is capped at $250,000. The Company agreed to pay the University an amount equal to any cash salary paid to Mr. Bernstein in excess of the $250,000, which will be credited against the Remaining Obligation. In accordance with the terms of the Workout

          MATERIAL TECHNOLOGIES, INC.

          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Years Ended December 31, 2005 and 2004

          NOTE 7 – LICENSE AGREEMENT, continued

Agreement, the Company issued 4,552,000 shares of its common stock to the University in September 2005, representing 5.25% of the Company's outstanding shares as of the date of the Workout Agreement. The University cannot sell the shares for 18 months. The Company valued the shares at $7,738,400, which was charged to operations to other expense as a modification of its research and development sponsorship agreement. The shares were valued at their quoted market price on the date of issuance less a 15% discount for the sales restriction.

          Interest expense charged to operations for the years ended December 31, 2005 and 2004 amounted to $45,354 and $122,828, respectively. The balance of the obligation (including accrued interest) at December 31, 2005 was $781,185 and is reflected in research and development sponsorship payable in the accompanying consolidated balance sheet. The current portion represents the minimum annual payment under the Workout Agreement, while the remaining balance is reflected as non-current as the Company does not expect to be required to make additional payments during 2006.

          NOTE 8 – NOTES PAYABLE

          On May 27, 1994, the Company borrowed $25,000 from a shareholder. The loan is evidenced by a promissory note bearing interest at 6.5 percent. The note is secured by the Company’s patents and matured on May 31, 2002. The loan has not been paid and is now in default. As additional consideration for the loan, the Company granted to the shareholder a 1% royalty interest in the Fatigue Fuse and a 0.5% royalty interest in EFS (see Note 11). The balance due on this loan as of December 31, 2005 was $53,515. Interest charged to operations for both 2005 and 2004 was $1,623.

          In October 1996, the Company borrowed $25,000 from an unrelated third party. The loan bears interest at an annual rate of 11% and matured on October 15, 2000. The Company issued warrants to the lender for the purchase of 25 shares of the Company’s common stock at a price of $1.00 per share. The loan balance as of December 31, 2005 was $25,000. Interest charged to operations on this loan was $2,750 in both 2005 and 2004. The Company did not pay any principal amounts due on this note when it matured on October 15, 2000 and the note is in default. In 2004, the Company issued the note holder 25,000 shares of its common stock as additional compensation for the failure to pay off the indebtedness. The shares are subject to a three-year lockup agreement and were valued at $59,500 and charged to interest expense (see Note 11).

          On April 28, 2003, the Company borrowed $10,000 from an unrelated third party. The loan is unsecured, non-interest bearing and due on demand.

          MATERIAL TECHNOLOGIES, INC.

          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Years Ended December 31, 2005 and 2004

          NOTE 9 – CONVERTIBLE DEBENTURES

          Palisades

          On September 23, 2003, the Company entered into a Class A Secured Convertible Debenture (the “Debentures”) with Palisades Capital, LLC or its registered assigns (“Palisades”), pursuant to which Palisades agreed to loan the Company up to $1,500,000. On December 1, 2003, after Palisades had funded $240,000 of the original Debentures, the Company entered into additional Class A Secured Convertible Debentures with two additional investors, pursuant to which such investors would loan the Company up to $650,000 each, and the Company agreed that Palisades would not make additional advances under the Debentures. At December 31, 2005, the Company has received a total of $1,125,000 under the Debentures.

          Under the Debentures, each holder has the option to convert the principal amount of all monies loaned under the Debentures, together with accrued interest, into common stock of the Company at the lesser of (i) 50% of the average ten closing prices for the Company’s common stock for the ten days immediately preceding the conversion date or (ii) $0.10 (the lesser of the two being referred to as the “Conversion Price.”) In addition, the Debentures provide that in the event the conversion price is less than $0.10 per share when the holder elects to convert, the Company would have the right, at any time during the 75 days following the date of the holder’s notice of conversion, to prepay all or a portion of the Debentures that have been requested to be converted and the Company would therefore not be required to issue the conversion shares.

Since the Debentures allow the holders to convert the outstanding principal amount into shares of the Company’s common stock at a discount to fair value, the Company recorded the fair value of the conversion feature of $1,125,000 in 2004. The amount was recorded as a debt discount and is being amortized as interest expense over the life of the Debentures. Total interest expense related to the amortization of the discount was $399,420 and $326,161 for the years ended December 31, 2005 and 2004, respectively. There was no change in the fair value of the conversion feature (included in derivative liabilities) during 2005 and 2004.

The Company’s president entered into a voting agreement and irrevocable proxy, which provides that as of September 23, 2006, if an event of default (as defined in the Debentures) continues for a period of not less than 30 days, all Class B common stock which Mr. Bernstein owns of record, or becomes the owner of record in the future will be voted in accordance with the direction of a third party named in the Debentures (an affiliate of Palisades) or his designated successor. This loss of Mr. Bernstein’s voting rights would affect a change in the voting control of the Company.

          MATERIAL TECHNOLOGIES, INC.

          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Years Ended December 31, 2005 and 2004

          NOTE 9 – CONVERTIBLE DEBENTURES, continued

The Debentures bear interest at an annual rate of 10%, are secured by substantially all assets of the Company and mature on September 23, 2006, when all principal and accrued interest becomes payable. Advances to the Company totaled $0 and $785,000 during the years ended December 31, 2005, and 2004, respectively. The balance of the Debentures, including accrued interest, at December 31, 2005 was $951,043 (net of unamortized discount of $399,420). Interest expense on the Debentures, excluding amortization of the discount, was $127,010 and $93,119 during the years ended December 31, 2005 and 2004, respectively.

          GGI

          To obtain funding for ongoing operations, the Company entered into a Securities Purchase Agreement (the “SPA”) and various amendments to the SPA with Golden Gate Investors, Inc. (“GGI”) on December 16, 2005 for the sale of (i) $40,000 in unsecured convertible debentures (the “Notes”) and (ii) warrants to purchase 4,000,000 shares of the Company’s common stock.

          The Notes bear interest at 5.25% per annum, mature three years from the date of issuance and are convertible into the number of shares of the Company’s common stock equal to the dollar amount of the Notes being converted multiplied by 110, less the product of the conversion formula multiplied by 100 times the dollar amount of the Notes being converted, which is divided by the conversion formula. The conversion formula is the lesser of (i) $0.70, (ii) eighty percent of the average of the three lowest volume weighted average prices during the twenty trading days prior to the conversion or (iii) eighty percent of the volume weighted average price on the trading day prior to the conversion. Accordingly, there is no limit on the number of shares into which the Notes may be converted. The Company has agreed to register the shares that may be issued upon conversion of the Notes and exercise of the related warrants.

          Beginning in the first full calendar month after the registration statement is declared effective, GGI has agreed to convert at least 5%, but no more than 10% of the face value of the Notes into shares of the Company’s common stock. If GGI converts more than 5% of the Notes in any calendar month, the excess over 5% shall be credited against the subsequent month’s minimum conversion amount. If GGI fails to convert at least 5% of the face amount of the Notes in any given calendar month, GGI will not be entitled to collect interest on the Notes for that month. If the volume weighted average price of the Company’s common stock is below $0.20, the Company shall have the right to prepay that portion of the Notes that GGI is required to convert, plus any accrued but unpaid interest at 130% of such amount. If at any time during the calendar month, the volume weighted average price is below $0.10, GGI shall not be obligated to convert any portion of the Notes during that month.

          Beginning in the first full month after the registration statement is declared effective, GGI has agreed to exercise at least 5%, but no more than 10%, of the warrants per calendar month at an exercise price of $1.09 per share. If GGI exercises more than 5% of warrants in any calendar month, the excess over 5% shall be credited against the subsequent month’s minimum exercise amount. If GGI fails to exercise at least 5% of the warrants in any given calendar month, GGI will not be entitled to collect interest on the Notes for that month. The warrants are exercisable through the maturity date of December 16, 2008.

          MATERIAL TECHNOLOGIES, INC.

          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Years Ended December 31, 2005 and 2004

          NOTE 9 – CONVERTIBLE DEBENTURES, continued

          At any time prior to the registration statement being declared effective, GGI may demand repayment of 130% of the principal amount of the Notes, plus all accrued and unpaid interest thereon, in cash within 10 days of such demand. Additionally, the Company will be required to issue and pay to GGI 50,000 shares of common stock and $15,000 in cash for each 30-day period, or portion thereof, that the Registration Statement is not effective. The cash payment increases to $20,000 for each 30-day period, or portion thereof, after the first 90-day period.

          The full principal amount of the Notes is due upon a default under the terms of the agreement. The Company plans to file a registration statement within 60 days of closing, which will include the common stock underlying the Notes and the warrants. If the registration statement is not declared effective within 120 days from the date of filing, the Company will be required to pay a penalty to GGI (see above). In the event the Company breaches any representation or warranty in the SPA, the Company is required to pay in cash, 130% of the then outstanding principal balance of the Notes, plus accrued and unpaid interest.

          For a period of one year after the effective date of the SPA, GGI has agreed to restrict their ability to convert their Notes or exercise their warrants and receive shares of the Company’s common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.

          The Notes include certain features that are considered embedded derivative financial instruments, such as the conversion feature, events of default and a variable liquidated damages clause. These features are described below, as follows:

  The Notes’ conversion feature is identified as an embedded derivative and has been bifurcated and recorded on the Company’s balance sheet at its fair value;

  The SPA includes a penalty provision based on any failure to meet registration requirements for shares issuable under the conversion of the Notes or exercise of the warrants, which represents an embedded derivative, but such derivative has a de minimus value and has not been recorded in the accompanying consolidated financial statements; and

  The SPA contains certain events of default including not having adequate shares registered to effectuate allowable conversions; in that event, the Company is required to pay a conversion default payment at 130% of the then outstanding principal balance on the Notes, which is identified as an embedded derivative, but such derivative has a de minimus value and has not been recorded in the accompanying consolidated financial statements.

          MATERIAL TECHNOLOGIES, INC.

          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Years Ended December 31, 2005 and 2004

          NOTE 9 – CONVERTIBLE DEBENTURES, continued

          In conjunction with the Notes, the Company issued warrants to purchase 4,000,000 shares of common stock. The accounting treatment of the derivatives and warrants requires that the Company record the warrants at their fair values as of the inception date of the agreement, which totaled $326,600.

          The initial fair value assigned to the embedded derivatives and warrants was $5,957,188.  The Company recorded the first $40,000 of fair value of the derivatives and warrants to debt discount (equal to the total proceeds received as of December 31, 2005), which will be amortized to interest expense over the term of the Notes.  No amortization was recorded for the year ended December 31, 2005.  The remaining balance of $5,917,188 was recorded as interest expense for the year ended December 31, 2005.

          The market price of the Company’s common stock significantly impacts the extent to which the Company may be required or may be permitted to convert the unrestricted and restricted portions of the Notes into shares of the Company’s common stock. The lower the market price of the Company’s common stock at the respective times of conversion, the more shares the Company will need to issue to convert the principal and interest payments then due on the Notes. If the market price of the Company’s common stock falls below certain thresholds, the Company will be unable to convert any such repayments of principal and interest into equity, and the Company will be forced to make such repayments in cash. The Company’s operations could be materially adversely impacted if the Company is forced to make repeated cash payments on the Notes.

          Future minimum principal payments are as follows under the Debentures and Notes for the years ending December 31:

              2006

$ 1,350,463

              2007

-

              2008

_ 40,000

$ 1,390,463

============

          MATERIAL TECHNOLOGIES, INC.

          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Years Ended December 31, 2005 and 2004

          NOTE 10 – INCOME TAXES

          The provision for income taxes consists of the following for the years ended December 31:

2005
2004

Current:

Federal
$ -
$ -

State
800
800

800
800

Deferred:

Federal
7,055,000
7,944,000

State
1,245,000
2,254,000

Less change in valuation allowance
(8,300,000)
(10,198,000)

-
-

$ 800
$ 800

===========
===========

          Deferred income taxes are provided for the tax effects of temporary differences in the reporting of income for financial statement and income tax reporting purposes and arise principally from net operating loss carryforwards and unrealized and “other than temporary” losses on marketable securities.

          The components of the net deferred tax asset as of December 31, 2005 are as follows:

Deferred tax asset
$ 24,249,000

Less valuation allowance
(24,249,000)

$ -

===========

          The Company’s effective tax rate differs from the federal and state statutory rates due to warrant and derivative deductions not being deductible for income tax purposes and the valuation allowance recorded for the deferred tax asset due to unused net operating loss carryforwards. An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will materialize.

As of December 31, 2005, the Company has available net operating loss carryforwards of approximately $47,000,000 for federal and state purposes which expire in various years through 2025 and 2019 for federal and California purposes, respectively. The Company’s use of its net operating losses may be restricted in future years due to the limitations pursuant to IRC Section 382 on changes in ownership.

          MATERIAL TECHNOLOGIES, INC.

          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Years Ended December 31, 2005 and 2004

          NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

          On August 30, 1986, the Company entered into a funding agreement with the Advanced Technology Center (“ATC”), whereby ATC paid $45,000 to the Company for the purchase of a royalty of 3% of future gross sales and 6% of sublicense revenue. The royalty is limited to the $45,000 plus an 11% annual rate of return. At December 31, 2005, the future royalty commitment is approximately $344,000. The payment of future royalties is secured by equipment used by the Company in the development of technology as specified in the funding agreement.

          On May 4, 1987, the Company entered into another funding agreement with ATC, whereby ATC provided $63,775 to the Company for the purchase of a royalty of 3% of future gross sales and 6% of sublicense revenues. The agreement was amended August 28, 1987, and as amended, the royalty cannot exceed the lesser of (1) the amount of the advance plus a 26% annual rate of return or, (2) total royalties earned for a term of 17 years. At December 31, 2005, the total future royalty commitments, including the accumulated 26% annual rate of return, were approximately $6,142,000. If the Company defaults on the agreement, then the obligation relating to this agreement becomes secured by the Company's patents, products, and accounts receivable that are related to the technology developed with the funding.

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

          MATERIAL TECHNOLOGIES, INC.

          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Years Ended December 31, 2005 and 2004

          NOTE 11 – COMMITMENTS AND CONTINGENCIES, continued

          A summary of royalty interests that the Company has granted and are outstanding as of December 31, 2005 follows:

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

          Through December 31, 2005, the Company owes no royalties under any agreements, as sales of the products have not yet begun.

          Operating Leases

The Company leases its existing office on a month-to-month basis. Rental expense charged to operations for the years ended December 31, 2005 and 2004 was $28,176 and $28,171, respectively, which consisted solely of minimum rental payments.

          Litigation

          In July 2002, the Company settled its pending lawsuit related to a contract dispute with Mr. Stephen Beck. Mr. Beck has recently contacted the Company concerning an alleged breach of the above settlement. No lawsuit has been filed and negotiations regarding these matters are ongoing.

The Company has been named as a defendant in a lawsuit alleging breach of contract due to the Company’s failure to pay certain amounts due to a consultant for services. The Company asserts that the contract was unenforceable due to a number of factors. The lawsuit is in the early stages and no discovery has yet occurred. Legal counsel has advised the Company that it is premature to estimate the outcome or the range of damages that may occur if the case is not settled in the Company’s favor.

          MATERIAL TECHNOLOGIES, INC.

          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Years Ended December 31, 2005 and 2004

          NOTE 11 – COMMITMENTS AND CONTINGENCIES, continued

          In the ordinary course of business, The Company may be from time to time involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  However, in the opinion of our management, matters currently pending or threatened against us are not expected to have a material adverse effect on the Company’s financial position or results of operations.

          Indemnities and Guarantees

          During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company’s officers under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. They also include indemnities made to the holders of the convertible debentures and the sellers of investments in securities. The duration of these indemnities and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company would be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liability has been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

          NOTE 12 – STOCKHOLDERS' DEFICIT

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

          These shares are convertible to shares of the Company's common stock at a conversion price of $0.72 ("initial conversion price") per share of Class A preferred stock that will be adjusted depending upon the occurrence of certain events. The holders of these preferred shares shall have the right to vote and cast that number of votes which the holder would have been entitled to cast had such holder converted the shares immediately prior to the record date for such vote. The holders of these shares shall participate in all dividends declared and paid with respect to the common stock to the same extent had such holder converted the shares immediately prior to the record date for such dividend.

          MATERIAL TECHNOLOGIES, INC.

          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Years Ended December 31, 2005 and 2004

          NOTE 12 – STOCKHOLDERS' DEFICIT, continued

           Class B Preferred Stock

          The Company has designated 15 shares of Class B preferred stock, of which no shares have been issued.  The holders of Class B preferred shares are entitled to a liquidation preference of $10,000 per share.  Such amounts shall be paid on all outstanding Class B preferred shares before any payment shall be made or any assets distributed to the holders of common stock or of any other stock of any series or class junior to the shares as to dividends or assets, but junior to Class A preferred shareholders.  Holders of Class B preferred shares are not entitled to any liquidation distributions in excess of $10,000 per share.

          The shares are redeemable by the holder or the Company at $10,000 per share. The holders of these shares shall have the right to vote at one vote per Class B preferred share and shall participate in all common stock dividends declared and paid according to a formula as defined in the series designation.

          Class C Preferred Stock

          Each shareholder of Class C preferred stock is entitled to receive a cumulative dividend of 8% per annum for a period of two years. Dividends do not accrue or are payable except out of earnings before interest, taxes, depreciation and amortization. At December 31, 2005, no dividends are payable to Class C preferred shareholders. Holders of the Class C preferred stock are junior to holders of the Company’s Class A and B preferred stock, but hold a higher position than common shareholders in terms of liquidation rights. Holders of Class C preferred stock have no voting rights. Holders of Class C preferred stock have the right to convert their shares to common stock on a one-to-one basis.

          The Company requires an approval of at least two-thirds of the holders of Class C preferred shareholders to alter or change their rights or privileges by way of a reverse stock split, reclassification, merger, consolidation or otherwise, so as to adversely affect the manner by which the shares of Class C preferred stock are converted into common shares.

          During 2004, 2,700 shares of Class C preferred stock were converted into 2,700 shares of common stock.

          Class D Preferred Stock

          Holders of Class D preferred stock have a $0.001 liquidation preference, no voting rights and are junior to holders of all classes of preferred stock but senior to common shareholders in terms of liquidation rights. Class D preferred stockholders are entitled to dividends as declared by the Company’s Board of Directors, which have not been declared as of December 31, 2005. Each share of Class D preferred stock is convertible at the holder’s option into one share of the Company’s common stock.

          During 2005, 500,000 shares of Class D preferred stock were converted into 500,000 shares of the Company’s common stock. During 2004, 3,520,000 shares of Class D preferred stock were converted into 3,520,000 shares of the Company’s common stock.

          MATERIAL TECHNOLOGIES, INC.

          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Years Ended December 31, 2005 and 2004

          NOTE 12 – STOCKHOLDERS' DEFICIT, continued

           Class A Common Stock

          The holders of the Company's Class A common stock are entitled to one vote per share of common stock held. During the year ended December 31, 2005, the Company issued 718,500 shares of its common stock for cash proceeds of $161,550, received $10,000 for warrant subscriptions, cancelled 2,084 shares of its common stock for no consideration and repurchased 76,800 shares of its common stock in the public market for $26,136. These shares are being held in treasury for cancellation. During the year ended December 31, 2004, the Company issued 1,210,835 shares of its common stock for cash proceeds of $212,025 and repurchased 1,325 shares of its common stock in the public market for $3,194. These shares were cancelled in 2004.

          In July 2005, the Company entered into a Regulation S stock purchase agreement (the “Ischian Agreement”) with Ischian Holdings, Ltd. (“Ischian”), a British Virgin Islands company. Pursuant to the Ischian Agreement, Ischian was able purchase up to 8.5 million shares of the Company’s common stock through November 2005 at a stated discount to the bid price of the Company’s common stock. The shares purchased under the terms of the Ischian Agreement have a one-year restriction on resale within the United States. A commission of 15 percent of the net proceeds from the sale of the Company’s common stock to Ischian, collectively, will be paid to two consultants. The Company sold to Ischian 1,580,130 shares of its common stock for cash proceeds of $153,689 during the year ended December 31, 2005.

          From time to time, the Company issues its common shares and holds the shares in escrow on behalf of another party until consummation of certain transactions. The following is a reconciliation of shares issued and outstanding as of December 31, 2005:

Issued shares (including shares committed)
184,199,770

Less shares held in escrow:

Shares held in escrow as downside price protection on

the investment in Birchington (see Note 3)
(3,555,000)

Shares held as collateral for contemplated debt

financing
(40,000,000)

Other
(843)

(43,555,843)

Outstanding shares (including shares committed)
140,643,927

===========

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

         MATERIAL TECHNOLOGIES, INC.

         (A DEVELOPMENT STAGE COMPANY)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the Years Ended December 31, 2005 and 2004

          NOTE 12 – STOCKHOLDERS' DEFICIT, continued

          Common Shares Issued for Non Cash Consideration

          The value assigned to shares issued for services were charged to operations in the period issued.

          2005

          On January 14, 2005, the Company issued 500,000 shares through the conversion of 500,000 shares of its Series D preferred stock. On February 7, 2005, the Company issued 400,000 shares for consulting services. These shares are subject to a 30-month lock-up agreement and were valued at $555,000. On March 11, 2005, the Company issued 75,750 shares for consulting services. These shares are subject to a two-year lock-up agreement and were valued at $90,000. On March 24, 2005, the Company issued 500,000 shares for consulting services. The shares are subject to a two-year lockup and were valued at $580,000.

          On April 4, 2005 the Company issued 5,000 shares for consulting services.  These shares are subject to a two-year lock-up agreement and were valued at $4,800.  On April 13, 2005, the Company issued 50,000 shares to an employee for compensation.  These shares are subject to a two-year lock-up agreement and were valued at $54,000.  On April 20, 2005, the Company issued 10,000 shares of its common stock to a shareholder pursuant to an agreement whereby all Company shares held by him are locked up for one year.  The Company valued these shares at $11,700.  On April 26, 2005, the Company issued 125,000 shares for research consulting services.  These shares are subject to a two-year lock-up agreement and were valued at $130,000.  On May 17, 2005, the Company issued 5,850,000 shares of its common stock in exchange for 8,307,000 shares of common stock of Birchington (see Note 3).  These shares are subject to a one-year lock-up agreement and were valued at $1,661,400.  Additionally, the Company issued 885,000 shares to consultants in connection with the transaction (300,000 of which were issued for $300 in addition to services rendered), which were reflected as a reduction of the per share value of the Company shares issued.

          On August 3, 2005, the Company issued 250,000 shares for prepaid consulting services valued at $525,000.  The value of the shares is being amortized to expense over the one-year term of the consulting agreement.  As of December 31, 2005, $306,250 is reflected as prepaid consulting in the accompanying consolidated balance sheet (see Note 4).  On September 14, 2005, the Company issued 4,552,000 shares to the University of Pennsylvania pursuant to the terms of the Workout Agreement (see Note 8).  The shares are subject to an 18-month sales restriction and were valued at $7,738,400.  On September 26, 2005, the Company issued its corporate secretary 200,000 shares for services and issued 700,000 shares to two directors for services rendered in connection with the Company’s research and development efforts.  The 900,000 shares are subject to a two-year sales restriction and have been valued at $1,080,000.  On September 27, 2005, the Company issued 6,000,000 shares in exchange for 9,606,000 shares of Birchington valued at $1,921,200 (see Note 3) and subject to a one-year sales restriction.  In addition, the Company also issued 600,000 shares to consultants in connection with the Birchington transaction, which were reflected as a reduction of the per share value of the Company shares issued.

          MATERIAL TECHNOLOGIES, INC.

          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Years Ended December 31, 2005 and 2004

NOTE 12 – STOCKHOLDERS' DEFICIT, continued

          On October 4, 2005, the Company issued 50,000 shares of its common stock to a consultant valued at $67,500.  On October 4, 2005, the Company committed to issue 30,135,172 shares to warrant holders in connection with their cashless exercise of 31,000,000 warrants.  These shares were not issued until January 2006 (see Note 15), but are reflected as outstanding at December 31, 2005 as the Company was contractually committed to issue the shares.  On October 27, 2005, the Company issued 410,000 shares of its common stock to a consultant for public relations services valued at $123,000.  On October 28, 2005, the Company issued 86,000 shares of its common stock for legal services valued at $34,400.  On October 31, 2005, the Company issued 192,938 shares of its common stock to minority shareholders of one of its subsidiaries as compensation for the subsidiary’s on-going inactive status.  These shares were valued at $67,528.  On December 15, 2005 the Company issued 135,747 shares of its common stock for investor relations services to a consultant valued at $32,579.  On December 30, 2005, the Company issued 250,000 shares of its common stock for consulting services valued at $50,000.

          2004

          On January 7, 2004, the Company issued its administrative assistant 25,000 shares of its common stock for services rendered. These shares are subject to a three-year lockup agreement and were valued at 70% of their quoted market price at date of issuance amounting to $48,125. On February 11, 2004, the Company issued 250,000 shares of its common stock for the conversion of 500,000 shares of its Class D preferred stock. On February 12, 2004, the Company issued to two consultants a total of 550,000 shares of its common stock for services rendered. These shares are subject to a three-year lockup agreement and were valued at 70% of their quoted market price at date of issuance amounting to $1,135,750. On February 12, 2004, the Company issued its outside accountant 25,000 shares of its common stock as payment on past due invoices. These shares are subject to a three-year lockup agreement and were valued at the amount of indebtedness cancelled of $25,000. On March 8, 2004, the Company issued 200,000 shares of its common stock for the conversion of 200,000 shares of its Class D preferred stock. On March 16, 2004, the Company issued to a consultant 25,000 shares of its common stock for services rendered. These shares are subject to a three-year lockup agreement and were valued at 70% of their quoted market price at date of issuance amounting to $53,550. On March 26, 2004, the Company issued to a consultant 25,000 shares of its common stock for services rendered. These shares are subject to a three-year lockup agreement and were valued at 70% of their quoted market price at date of issuance amounting to $55,125.

On April 23, 2004, the Company issued 250,000 shares of its common stock for the conversion of 250,000 shares of its Class D preferred stock. On May 12, 2004, the Company issued 25,000 shares of its common stock to a note holder as additional consideration for its delay in paying off the principal balance owed (see Note 8). These shares are subject to a three-year lockup agreement and were valued at 70% of their quoted market price at date of issuance amounting to $59,500. On May 13, 2004, the Company issued 250,000 shares of its common stock for the conversion of 250,000 shares of its Class D preferred stock. On May 25, 2004, the Company issued to a consultant 10,000 shares of its common stock for services rendered. These shares are subject to a three-year lockup agreement and were valued at 70% of their quoted market price at date of issuance amounting to $24,150.

          MATERIAL TECHNOLOGIES, INC.

          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Years Ended December 31, 2005 and 2004

NOTE 12 – STOCKHOLDERS' DEFICIT, continued

          On June 1, 2004, the Company issued 2,700 shares of its common stock for the conversion of 2,700 shares of its Class C preferred stock. On June 18, 2004, the Company issued to a consultant 120,000 shares of its common stock for services rendered. These shares are subject to a three-year lockup agreement and were valued at 70% of their quoted market price at date of issuance amounting to $285,600. On June 30, 2004, the Company issued an attorney 50,000 shares of its common stock as payment on past due invoices. The shares issued are subject to a three-year lockup agreement and were valued at the amount of indebtedness cancelled of $39,467. On June 30, 2004, the Company issued to a consultant 3,000 shares of its common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $10,200. On July 27, 2004, the Company issued 1,000,000 of its common stock to Mr. William Berks, the Company’s vice-president, for services rendered. These shares are subject to a three-year lockup agreement and were valued at 70% of their quoted market price at date of issuance amounting to $2,380,000.

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

On October 1, 2004, the Company issued 8,666,666 shares of its common stock in exchange for 7,158,590 shares of Langley. The shares issued were valued at the market price of the shares received of $12,973,513. On October 1, 2004, the Company issued to a consultant 36,923 shares of its common stock for services rendered. These shares are subject to a three-year lockup agreement and were valued at 70% of their quoted market price at date of issuance amounting to $78,572. On October 1, 2004, the Company issued to a consultant 1,000 shares of its common stock for services rendered. These shares were valued at their quoted market price at date of issuance amounting to $2,128. On October 6, 2004, the Company issued to a consultant 200,000 shares of its common stock for services rendered. These shares are subject to a three-year lockup agreement and were valued at 70% of their quoted market price at date of issuance amounting to $425,600. On October 13, 2004, the Company issued 2,570,000 shares of its common stock for the conversion of 2,570,000 shares of its Class D preferred stock.

          MATERIAL TECHNOLOGIES, INC.

          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Years Ended December 31, 2005 and 2004

          NOTE 12 – STOCKHOLDERS' DEFICIT, continued

          On October 15, 2004, the Company issued Joel Freedman, a director and corporate officer, 2,260,000 shares of its common stock for services rendered. These shares are subject to a two-year lockup agreement and were valued at 80% of their quoted market price at date of issuance amounting to $4,972,000. On October 15, 2004, the Company issued John Goodman, a director and corporate officer, 1,500,000 shares of its common stock for services rendered. These shares are subject to a two-year lockup agreement and were valued at 80% of their quoted market price at date of issuance amounting to $2,760,000. On October 25, 2004, the Company issued 100,000 shares of its common stock to a consultant for services rendered. These shares are subject to a three-year lockup agreement and were valued at 70% of their quoted market price at date of issuance amounting to $210,000. On November 22, 2004, the Company issued its administrative assistant 25,000 shares of its common stock for services rendered. These shares are subject to a three-year lockup agreement and were valued at 70% of their quoted market price at date of issuance amounting to $39,375. On November 29, 2004, the Company issued an additional 24,800 shares of its common stock to certain shareholders in connection with its Regulation S Offering at no additional consideration than what these shareholders previously paid for the original shares issued. On December 17, 2004, the Company issued to two consultants a total of 175,000 shares of its common stock for services rendered. These shares are subject to a two-year lockup agreement and were valued at 80% of their quoted market price at date of issuance amounting to $315,000.

          NOTE 13 – RELATED PARTY TRANSACTIONS

          During 2003, the Company issued 5,000,000 shares of its common stock to the Company’s president in consideration for a promissory note. The value assigned to shares and the related promissory note was discounted for illiquidity and restrictions on resale amounting to $50,000. The note bears interest at an annual rate of 6% and matures on September 26, 2006, when the $50,000 plus accrued interest becomes fully due. The balance of the note as of December 31, 2005 and 2004 was $59,085 and $55,096, respectively. Interest of $3,989 and $4,000 was credited to operations during 2005 and 2004, respectively.

          During 2004, the Company paid its president $196,000 of the accrued compensation the Company owed him. Mr. Bernstein paid down the net loan balance he owed the Company by $90,450. The remaining balance due from him at December 31, 2004 was $1,950. Interest credited to operations on this loan for 2004 amounted to $8,460. In 2005, additional interest income of $203 was credited to operations and added to the balance of the note, increasing the note balance to $2,153 at December 31, 2005.

          During 2005, the Company issued 900,000 shares of its common stock to three directors as compensation for services. The Company valued the shares at the quoted market price at date of issuance less discounts due to limitations on the transferability of the shares. The aggregate value was $1,080,000. During 2004, the Company issued 4,767,500 shares of its common stock to three directors as compensation for services. The Company valued the shares at the quoted market price at date of issuance less discounts due to limitations on the transferability of the shares. The aggregate value was $10,136,000.

          MATERIAL TECHNOLOGIES, INC.

          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Years Ended December 31, 2005 and 2004

          NOTE 14 – STOCK-BASED COMPENSATION PLANS

          Stock Options

          The Company has three stock option plans: The 1998 Stock Plan (“the 1998 Plan”), the 2002 Stock Issuance/Stock Plan (“the 2002 Plan”) and the 2003 Stock Option, SAR and Stock Bonus Consultant Plan (“the 2003 Plan”).

          In September 1998, the Company adopted the 1998 Plan and reserved 800,000 shares of its common stock for grant under the plan. Eligible participants include employees, advisors, consultants and officers who provide services to the Company. The option price is 100% of the fair market value of a share of common stock at either the date of grant or such other day as the as the Board may determine. The plan expires upon the earlier of all reserved shares being granted or September 10, 2008.

          In February 2002, the Company adopted the 2002 Plan and reserved 20,000,000 shares of its common stock for grant under the plan. Eligible plan participants include employees, advisors, consultants and officers who provide services to the Company. The option price is 100% of the fair market value of a share of common stock at either the date of grant or such other day as the Board may determine. The plan expires upon the earlier of all reserved shares being awarded or December 31, 2007.

          In September 2003, the Company adopted the 2003 Plan and reserved and 10,000,000 shares of its common stock for grant. Eligible plan participants include independent consultants. The option price shall be no less than 85% of the fair market value of a share of common stock at date of grant. The plan expires upon the earlier of all reserved shares being granted or September 23, 2006.

          The Company also has agreements with two consultants whereby the Company will grant options to purchase shares of its common stock upon the Company increasing its annual revenue by $5 million in any fiscal year over its revenues in 2002. The collective number of shares to be issued will give the two consultants a fifteen percent interest in the outstanding shares of the Company’s common stock. No grants have been made pursuant to these agreements as the Company has not achieved the required revenues. There was no activity in any of the Company’s stock option plans in 2005 or 2004 and no options were outstanding as of December 31, 2005.

          MATERIAL TECHNOLOGIES, INC.

          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Years Ended December 31, 2005 and 2004

          NOTE 14 – STOCK-BASED COMPENSATION PLANS, continued

          Stock Warrants

          As a condition to enter into the Debentures (see Note 9), Palisades required the Company to settle a legal obligation of $1,583,128 to two attorneys.  In 2003, the Company issued 22,000,000 shares of common stock and warrants to acquire up to 31,000,000 shares of common stock for $0.10 per share to eight investors in settlement of the obligation.  Neither the warrants nor the shares underlying the warrants have been registered with the SEC pursuant to the Securities Act of 1933, as amended, or with the securities commission of any state.  The warrants contain a provision limiting the exercise of the warrants to a number of shares that do not exceed an amount that would cause the holder of each such warrant to beneficially own 4.99% of the outstanding common stock of the Company.  The warrants may be exercised by paying the exercise price or they may be exercised on a cashless basis at the option of the warrant holder.  At December 31, 2005, all of these warrants have been exercised.

          A schedule of activity for the years ended December 31 2005 and 2004 is as follows:

              Number of Warrants

              Weighted Average
                    Exercise Price

              Weighted Average
               Remaining
                  Contractual Life

Outstanding, January 1, 2004

              31,010,025

              $               0.10

              7.0 years

Granted

              -

                        -

Exercised

              (3,300)

              (0.50)

Cancelled/Expired

                                   -

                        -

Outstanding, December 31, 2004

              31,006,725

              0.10

              6.0 years

Granted

              4,000,000

              1.09

Exercised

              (31,002,000)

              (0.10)

Cancelled/Expired

                         (4,725)

                              (0.50)

Outstanding, December 31, 2005

                  4,000,000

                             $ 1.09

              3.0 years

              ==========

              ============

          NOTE 15 – SUBSEQUENT EVENTS

          On January 3, 2006, the Company entered into two stock purchase agreements, whereby the Company issued 10,932,057 shares of its common stock under each agreement at a price equal to the lesser of 50% of the market value or $0.0875 per share for total proceeds that have not been determined.

          On January 4, 2006, the Company sold 285,000 shares of its common stock for $14,450.

          MATERIAL TECHNOLOGIES, INC.

          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Years Ended December 31, 2005 and 2004

          NOTE 15 – SUBSEQUENT EVENTS, continued

          On January 9, 2006, the Company issued 1,476,000 shares of its common stock to three consultants for services to be rendered. These shares are subject to a two-year lockup agreement and were valued at $236,200.

          On January 12, 2006, the Company issued 250,000 shares of its common stock for marketing services to be rendered valued at $42,500.

          On January 16, 2006, the Company issued 3,691,339 shares of its common stock to certain shareholders in connection with its Regulation S Offering for no additional consideration than what these shareholders previously paid for the original shares issued.

          On January 17, 2006, the Company issued 625,000 shares of its common stock for $31,250.

          On January 19, 2006, the Company issued 100,000 shares of its common stock for $5,500.

          On January 20, 2006, the Company issued 1,420,000 shares of its common stock for the conversion of 1,420,000 shares of Class D preferred stock.

          On January 20, 2006, the Company issued 30,135,172 shares of its common stock for the cashless exercise of 31,000,000 warrants (see Notes 12 and 14).

          On January 24, 2006, the Company issued 4,000,000 shares of its common stock pursuant to a consulting agreement valued at $560,000.

          On January 30, 2006, the Company issued 1,000,000 shares pursuant to a consulting agreement valued at $130,000.