Form 10QSB
period 2006-03-31
MATERIAL TECHNOLOGIES INC /CA/
filed 2006-05-15
CIK 1036668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                1934

For the quarterly period ended March 31, 2006

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

Issuer’s telephone number, including area code (310) 208-5589

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

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

                Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or
15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes    X    No

Applicable only to corporate issuers

                State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of May 1, 2006, there were 246,402,877 shares issued, and 179,958,143 shares outstanding, of our Series A common stock.  As of May 1, 2006, there were 600,000 shares of Series B common stock issued and outstanding.

MATERIAL TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

            This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.”  Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

            Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  Our future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1.           Financial Statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

MARCH 31,
2006

ASSETS

Current assets:
Cash and cash equivalents	$22,695
Investments in marketable securities held for trading	130,392
Investments in marketable securities available for sale	174,435
Prepaid expenses and other current assets	2,206

Total current assets	329,728

Investments in non-marketable securities	3,582,600
Property and equipment, net	9,234
Intangible assets, net	5,275
Deposit	2,348

$3,929,185
=============

Continued . . .
See accompanying notes to consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

March 31,
2006

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$299,337
Current portion of research and development sponsorship payable	25,000
Notes payable	88,921
Investments deriviative liability	662,646
Convertible debentures and accrued interest payable, net of discount
of $299,565	1,084,196

Total current liabilities	2,160,100

Research and development sponsorship payable, net of current portion	741,890
Convertible debentures and accrued interest payable, net of discount
of $35,556	4,588
Derivative and warrant liabilities	8,012,557

Total liabilities	10,919,135

Minority interest in consolidated subsidiary	825

Commitments and contingencies

Stockholders' deficit:
Class A preferred stock, $0.001 par value, liquidation preference of $720 per share; 350,000 shares authorized; 337 shares issued
and outstanding	-
Class B preferred stock, $0.001 par value, liquidation preference of
$10,000 per share; 15 shares authorized; none issued and
outstanding	-
Class C preferred stock, $0.001 par value, liquidation preference of
$0.001 per share; 25,000,000 shares authorized; 1,517 shares issued
and outstanding	1
Class D preferred stock, $0.001 par value, liquidation preference of
$0.001 per share; 20,000,000 shares authorized; 0 shares issued
and outstanding	-
Class A Common Stock, $0.001 par value, 1,699,400,000 shares
authorized; 235,710,445 shares issued; 170,290,488 shares outstanding	170,290
Class B Common Stock, $0.001 par value, 600,000 shares authorized,
issued and outstanding	600
Warrants subscribed	10,000
Additional paid-in-capital	57,816,148
Deficit accumulated during the development stage	(64,618,021)
Note receivable - common stock	(226,059)
Treasury stock (138,800 shares at cost)	(34,759)
Accumulated other comprehensive loss	(108,975)

Total stockholders' deficit	(6,990,775)

$3,929,185
=============

See accompanying notes to consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			From October 21, 1983
	For the Three Months Ended		(Inception)
	March 31,		through
	2006	2005	March 31, 2006

Revenues:
Research and development	$28,846	$18,308	$5,381,485
Other	-	-	274,125

Total revenues	28,846	18,308	5,655,610

Costs and expenses:
Research and development	185,152	1,212,182	15,415,038
General and administrative	2,523,819	321,562	26,322,049

Total costs and expenses	2,708,971	1,533,744	41,737,087

Loss from operations	(2,680,125)	(1,515,436)	(36,081,477)

Other income (expense):
Modification of research and development sponsorship agreement	-	-	(7,738,400)
Interest expense	(149,938)	(165,353)	(7,890,486)
Other-than-temporary impairment of marketable
securities available for sale	-	-	(6,203,347)
Realized loss on sale of marketable securities	(23)	(3,499)	(3,672,462)
Unrealized loss on decrease in market value of
securities held for trading	-	-	(1,523,310)
Change in fair value of derivative and warrant liabilities	(930,369)	-	(1,516,104)
Change in fair value of investment derivative liability	(76,911)	-	(76,911)
Interest income	3,891	5,023	376,466
Gain (loss) on settlement of indebtedness	-	-	(244,790)
Other	-	-	(33,000)

Other expense, net	(1,153,350)	(163,829)	(28,522,344)

Loss before provision for income taxes	(3,833,475)	(1,679,265)	(64,603,821)

Provision for income taxes	(800)	(800)	(14,200)

Net loss	$(3,834,275)	$(1,680,065)	$(64,618,021)
	=============	============	==============

Per share data:
Basic and diluted net loss per share	$(0.02)	$(0.02)
	=============	============
Weighted average Class A common shares
outstanding - basic and diluted	154,392,834	87,216,240
	=============	============

See accompanying notes to consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

			From October 21, 1983
	For the Three Months Ended		(Inception)
	March 31,		through
	2006	2005	March 31, 2006

Net loss	$(3,834,275)	$(1,680,065)	$(64,618,021)

Other comprehensive loss:
Temporary increase (decrease) in market
value of securities available for sale	12,242	(40,846)	(6,312,322)
Reclassification to other-than-temporary
impairment of marketable securities
available for sale	-	-	6,203,347

	12,242	(40,846)	(108,975)

Net comprehensive loss	$(3,822,033)	$(1,720,911)	$(64,726,996)
	============	============	=================

See accompanying notes to consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From October 21, 1983
	For the Three Months Ended		(Inception)
	March 31,		through
	2006	2005	March 31, 2006

Cash flows from operating activities:
Net loss	$(3,834,275)	$(1,680,065)	$(64,618,021)
Adjustments to reconcile net loss to net cash used in
in operating activities:
Issuance of common stock for services	1,952,645	1,225,000	26,504,858
Issuance of common stock for modification of
research and development sponsorship agreement	-	-	7,738,400
Change in fair value of derivative and warrant liabilities	1,007,280	-	6,924,468
Net realized and unrealized loss on marketable securities
held for trading	24	3,499	5,195,773
Other-than-temporary impairment of marketable
securities available for sale	-	-	6,203,347
Legal fees incurred for note payable	-	-	1,456,142
Accrued interest expense added to principal	44,554	41,986	1,022,957
Amortization of discount on convertible debentures	104,298	99,854	829,879
Change in fair value of investments derivative liability	-	-	585,735
Accrued interest income added to principal	(1,116)	(1,045)	(304,937)
Gain (loss) on settlement of indebtedness	-	-	244,790
Depreciation and amortization	2,163	2,066	214,146
Other non-cash adjustments	-	-	(107,722)
(Increase) decrease in receivables due on research
contract	70,825	(718)	(50,328)
Decrease in prepaid expenses and other
current assets	306,197	-	306,197
Increase in deposits	-	-	(2,348)
(Decrease) increase in accounts payable and accrued
expenses	19,448	(47,338)	1,150,616

Net cash used in operating activities	(327,957)	(356,761)	(6,706,048)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	174,988	802,498	3,253,784
Purchase of marketable securities	(2,563)	(203,655)	(1,899,597)
Payment received on officer loans	-	-	876,255
Funds advanced to officers	-	-	(549,379)
Purchase of property and equipment	-	(2,598)	(269,746)
Investment in joint ventures	-	-	(102,069)
Proceeds from foreclosure	-	-	44,450
Proceeds from the sale of property and equipment	-	-	10,250
Payment for license agreement	-	-	(6,250)

Net cash provided by investing activities	172,425	596,245	1,357,698

Continued . . .
See accompanying notes to consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From October 21, 1983
	For the Three Months Ended		(Inception)
	March 31,		through
	2006	2005	March 31, 2006

Cash flow from financing activities:
Proceeds from the sale of common stock and warrants	$164,505	$1,000	$3,830,602
Proceeds from convertible debentures and other
notes payable	-	-	1,347,069
Proceeds from the sale of preferred stock	-	-	473,005
Principal reduction on notes payable	(25,000)	-	(25,000)
Costs incurred in offerings	-	-	(487,341)
Capital contributions	-	-	301,068
Purchase of treasury stock	(8,623)	-	(63,358)
Payment on proposed reorganization	-	-	(5,000)

Net cash provided by financing activities	130,882	1,000	5,371,045

Net change in cash and cash equivalents	(24,650)	240,484	22,695

Cash and cash equivalents, beginning of period	47,345	100,800	-

Cash and cash equivalents, end of period	$22,695	$341,284	$22,695
	=========	=========	==============

Supplemental disclosure of cash flow information:
Interest paid during the period	$1,085	$688
	=========	=========
Income taxes paid during the period	$800	$800
	=========	=========

Supplemental disclosures of non-cash investing and financing activities:

2006

During the quarter, the Company issued 15,729,084 shares of its Class A common stock for consulting services valued at $1,952,644.

The Company issued 1,420,000 shares of its Class A common stock through the conversion of 1,420,000 shares of Class D preferred stock.

In January 2006, the Company issued 21,864,114 Class A common shares in connection with proposed financing.
The shares are being held by the Company until such time as the transaction is consumated. As of March 31, 2006, the 21,864,114 shares are considered issued but not outstanding. There is no assurance that the transaction will be consummated or that these shares will be issued.

Duirng the quarter, the Company issued 4,000,000 shares in exchange for promisory notes with face values totaling $200,000. The notes bear interest at 6% per annum and are due in one year.

2005

The Company issued 975,750 shares of its Class A common stock for consulting services valued at $1,225,000.
at $1,225,000.

The Company issued 500,000 shares of its Class A common stock through the conversion of 500,000 shares of Class D preferred stock.

See accompanying notes to the consolidated financial statements for additional non-cash investing and financing activities.

See accompanying notes to consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2006 and 2005

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

On March 13, 2003, the Company formed Matech Aerospace, Inc., a Nevada corporation (“Aerospace”). Aerospace was formed as a wholly owned subsidiary of the Company to advertise, market and sell all manufacturing and marketing rights to the Company’s products and technologies in all commercial markets within the United States.  During 2003, Aerospace sold shares of its common stock to investors. As of March 31, 2006, the Company holds a 99% interest in Aerospace.  At the present time there is no activity in Aerospace and the Company does not anticipate nor reasonably foresee any business activity in Aerospace in the near future.

Unless otherwise noted, common stock refers to the Company’s Class A common stock.

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These interim consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheet, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended December 31, 2005.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2006 and 2005

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION, continued

Going Concern

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (October 21, 1983).  In addition, the Company has used substantial amounts of working capital in its operations.  Further, at March 31, 2006, the deficit accumulated during the development stage amounted to approximately $65 million.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the Company’s ability to meet its financing requirements and the success of its future operations.  In December 2005, the Company issued warrants to a note holder to purchase 4,000,000 shares of its common stock at price of $1.09 per share, which the noteholder has agreed to convert at the rate of at least 5% per calendar month (200,000 warrants for $218,000) once the related registration statement is declared effective (see Note 6).  Subsequent to March 31, 2006, the terms of this agreement were modified (see Note 11). The Company anticipates that the registration statement will be declared effective by mid 2006.  To date, the Company has received $10,000 as an advance toward the future exercise of the warrants.  The Company also continues to raise funds through the sale of its common stock through private offerings which management expects to continue in 2006, and the Company continues its attempt to develop its technologies for commercial application.  Management believes that these sources of funds and current liquid assets will allow the Company to continue as a going concern at least through the end of 2006.  Management of the Company will need to raise additional debt and/or equity capital to finance future activities beyond 2006.  However, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations.  In light of these circumstances, substantial doubt exists about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Non-marketable securities consist of equity securities for which there are no quoted market prices.  Such investments are initially recorded at their cost.  In the case of non-marketable securities acquired with the Company’s common stock, the Company values the securities at a significant discount to the stated per share cost based upon the Company’s historical experience with similar transactions as to the amount ultimately realized from the sale of the shares.  For the Birchington shares (see Note 3), the Company has applied an 80% discount to the stated per share cost.  Such investments will be reduced when the Company has indications that a permanent decline in value has occurred.  At such time as quoted market prices become available, the net cost basis of these securities will be reclassified to the appropriate category of marketable securities.  Until that time, the securities will be recorded at their net cost basis, subject to an impairment analysis (see Note 3).

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of March 31, 2006, the Company does not believe there has been any impairment of its long-lived assets.

Convertible Debentures and Beneficial Conversion

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

Derivative Financial Instruments

In the case of non-conventional convertible debt, the Company bifurcates its embedded derivative instruments and records them under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  The Company’s derivative financial instruments consist of embedded derivatives related to the non-conventional notes (“Notes”) entered into with Golden Gate Investors (“GGI”) on December 16, 2005 (see Note 6).  These embedded derivatives include the conversion feature, liquidated damages related to registration rights and default provisions.  The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.  Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge.  If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.  During the quarter ended March 31, 2006, the Company recorded an increase to the fair value of the derivatives and related warrants of approximately $930,000.  As of March 31, 2006, derivatives were valued primarily using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 200%, and risk free interest rate of 4.74%.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In addition, the Company has recorded the downside price protection feature of its Birchington agreements as a derivative and recorded an increase to the fair value of approximately $77,000 during the quarter ended March 31, 2006 (see Note 3).

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

Substantially all of the Company’s revenue is derived from the Company’s contracts relating to the further development of the Electrochemical Fatigue Sensor (“EFS”).  Revenue on the contracts is recognized at the time services are rendered.  The Company bills monthly for services pursuant to these contracts at which time revenue is recognized for the period that the respective invoice relates.  In October 2003, the Company entered into a contract to provide research services to a third party in connection with the application of the Company’s EFS to detect stress on military vehicles.  The contract has an approved budget of $215,281.  The Company was fully collected for services rendered through March 31, 2006 and had no balance owed under the contract.

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Net Loss per Share

The Company adopted the provisions of SFAS No. 128, “Earnings Per Share” (“EPS”).  SFAS No. 128 provides for the calculation of basic and diluted earnings per share.   Basic EPS includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the three months ended March 31, 2006 and 2005, basic and diluted loss per share are the same, since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included.  If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 197,447,177 and 140,453,819 for the quarters ended March 31, 2006 and 2005, respectively.  Such amounts include shares potentially issuable pursuant to shares held in escrow (see Note 8), convertible debentures (see Note 6), and outstanding “in-the-money” options and warrants (see Notes 10).

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

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and EITF 00-18, "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees." The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance to EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes.   Accordingly, the Company will record the fair value of the fully vested non-forfeitable common stock issued for future consulting services as prepaid services in its consolidated balance sheet.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based compensation plan under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Effective January 1, 2006, on the first day of the Company’s fiscal year 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments”, using the modified-prospective transition method.  Under this transition method, compensation cost recognized in the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted and not yet vested prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  As of March 31, 2006, the Company had no options outstanding and therefore believes the adoption of SFAS 123(R) to have an immaterial effect on the accompanying financial statements.

The Company calculates stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model.  The Company’s determination of the fair value of share-based payment awards are made as of their respective dates of grant using the option pricing model and that determination is affected by the Company’s stock price as well as assumptions regarding the number of subjective variables.  These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behavior.  The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable.  Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options.  Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.  The calculated compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period of the option.

The Company issues stock options to employees and outside directors whose only condition for vesting, when applicable, are continued employment or service during the related vesting period.  Typically, vesting is immediate for employee awards, although awards are sometimes granted with an extended vesting period.

Concentrations of Credit Risk

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000.  From time to time, the Company’s cash balances exceed the amount insured by the FDIC.  Management believes the risk of loss of cash balances in excess of the insured limit to be low.

For the three months ended March 31, 2006 and 2005, the Company’s revenues were generated from one customer.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Reclassifications

Certain amounts in the March 31, 2005 financial statements have been reclassified to conform to the March 31, 2006 presentation.  Such reclassification had no effect on net loss as previously reported.

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2006 and 2005

NOTE 3 – INVESTMENTS, continued

In 2005, the Company sold its remaining currently saleable shares for $285,516 and recognized a loss from the sale totaling $3,474.  As of December 31, 2005, the Company recognized an “other-than-temporary” impairment of $1,918,587. At March 31, 2006, the Company’s common stock closing price was less than the original closing price as defined in the agreement.  Based upon the formula in the Langley Agreement, the Company would be obligated to offer to sell back approximately 3,030,000 of the escrow shares to Langley at a nominal price.  The unrealized loss balance of $108,975 at March 31, 2006 relates to the temporary decline in the market value of the Langley shares from the adjusted cost basis of $283,410.

Birchington

In 2005, the Company entered into two agreements (the “Birchington Agreements”) with Birchington Investments Limited (“Birchington”), a corporation organized under the laws of the British Virgin Islands.  The Birchington shares are listed, but not yet traded, on the Dublin Stock Exchange.  On April 7, 2005, the Company entered into an agreement (the “April Birchington Agreement”) to purchase 8,307,000 shares of Birchington for 5,850,000 shares of its common stock. Additionally, the Company reserved 1,755,000 shares of its common stock in escrow (reflected as issued but not outstanding at March 31, 2006 – see Note 8) as downside price protection, as defined in the April Birchington Agreement.

On September 27, 2005, the Company entered into another agreement (the “September Birchington Agreement”) to purchase 9,606,000 shares of Birchington common stock for 6,000,000 shares of its common stock.  Additionally, the Company reserved 1,800,000 shares of its common stock in escrow (reflected as issued but not outstanding at March 31, 2006 – see Note 8) as downside price protection, as defined in the September Birchington Agreement.

The Company shares are restricted from sale by Birchington for a period of one year.  If the price of the Company’s common stock is below the closing price (as defined) on the anniversary of the closing date of these transactions, then Birchington shall be entitled to purchase out of escrow a percentage of the escrowed shares equal to the percentage of such decline for a price of $0.01 per share.  Any shares remaining in escrow will then be returned to the Company.  Based on the Company’s closing price at March 31, 2006, Birchington would be entitled to purchase 3,012,151 shares out of escrow, if the requirement existed at March 31, 2006.  The Company has bifurcated the downside price protection feature of the Birchington Agreements and has valued this feature at its fair value, totaling $662,646 at March 31, 2006.  This value is recorded as investments derivative liability in current liabilities in the accompanying consolidated balance sheet, and will be marked to market each reporting period.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2006 and 2005

NOTE 3 – INVESTMENTS, continued

The Company valued the original purchase of the Birchington common shares at $0.20 per share, an 80% discount to the stated value of $1.00 per share.  The per share price was determined by the Company based upon the current non-marketability of the Birchington shares and its experience with similar transactions in the past.  The Company has reviewed the recorded value of the Birchington shares for impairment as of March 31, 2006.  The Company does not believe that there has been any permanent impairment to the value of the Birchington shares as of March 31, 2006.

In connection with the Birchington Agreements, the Company issued 1,185,000 shares of its common stock to consultants. These shares were reflected as a dilution to the value per share recorded by the Company in the Birchington transactions.

Mutual Fund

As of March 31, 2006, the Company’s investment in an open-end mutual fund approximated its cost of $130,392.  The Company considers its investment in this account as being held for trading.  During the three months ended March 31, 2006, the Company sold $174,988  of this investment and recognized a net loss on the transactions totaling $24, which was charged to operations.

Investments as of March 31, 2006 are as follows:

	Adjusted	Unrealized	Fair
	Cost	Loss	Value

Marketable trading securities	$130,392	$-	$130,392
	==========	==========	==========
Marketable available-for-sale securities:
Langley	$283,410	$(108,975)	$174,435
	==========	==========	==========
Non-marketable securities:
Birchington	$3,582,600	$-	$3,582,600
	==========	==========	==========

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2006 and 2005

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

In August 2005, the parties entered into an agreement (the “Workout Agreement”) that again modified the terms of the Company’s obligation under the sponsorship agreement.  Pursuant to the Workout Agreement, retroactive to January 1, 2005, interest will be charged only on the December 31, 2004 balance of $760,831 (“Remaining Obligation”) at a monthly rate of 0.5% simple interest.  The Company is obligated to pay $25,000 annually due on the anniversary date of the Workout Agreement.  Further, the Company is also obligated to pay within ten days following the filing of the Company’s Forms 10-Q or 10-K an amount equal to 10% of the Company’s net income before extraordinary items and income taxes as reflected in the quarterly and annual filings.  Under the revised terms of the Workout Agreement, Mr. Bernstein’s, the Company’s president, annual cash salary is capped at $250,000.  The Company agreed to pay the University an amount equal to any cash salary paid to Mr. Bernstein in excess of the $250,000, which will be credited against the Remaining Obligation.  In accordance with the terms of the Workout

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2006 and 2005

NOTE 4 – LICENSE AGREEMENT, continued

Agreement, the Company issued 4,552,000 shares of its common stock to the University in September 2005, representing 5.25% of the Company outstanding shares as of the date of the Workout Agreement.  The University cannot sell the shares for 18 months.  The Company valued the shares at $7,738,400, which was charged to operations to other expense as a modification of its research and development sponsorship agreement.  The shares were valued at their quoted market price on the date of issuance less a 15% discount for the sales restriction. During the three months ended March 31, 2006, the Company paid the University the required annual $25,000 payment.

Interest expense charged to operations for the three months ended March 31, 2006 and 2005 amounted to $10,705  and $34,237,  respectively. The balance of the obligation (including accrued interest) at March 31, 2006 was $766,890 and is reflected in research and development sponsorship payable in the accompanying consolidated balance sheet.  The current portion represents the minimum annual payment under the Workout Agreement, while the remaining balance is reflected as non-current as the Company does not expect to be required to make additional payments during 2006.

NOTE 5 – NOTES PAYABLE

On May 27, 1994, the Company borrowed $25,000 from a shareholder.  The loan is evidenced by a promissory note bearing interest at 6.5 percent.  The note is secured by the Company’s patents and matured on May 31, 2002.  The loan has not been paid and is now in default.  As additional consideration for the loan, the Company granted to the shareholder a 1% royalty interest in the Fatigue Fuse and a 0.5% royalty interest in EFS (see Note 7).    The balance due on this loan as of March 31, 2006 was $53,921.  Interest charged to operations for both 2006 and 2005 was $406.

In October 1996, the Company borrowed $25,000 from an unrelated third party.  The loan bears interest at an annual rate of 11% and matured on October 15, 2000.  The Company issued warrants to the lender for the purchase of 25 shares of the Company’s common stock at a price of $1.00 per share.  The loan balance as of March 31, 2006 was $25,000.  Interest charged to operations on this loan during the three months ended March 31, 2006 and 2005 was $625 and $688, respectively. The Company did not pay any principal amounts due on this note when it matured on October 15, 2000 and the note is in default.  In 2004, the Company issued the noteholder 25,000 shares of its common stock as additional compensation for the failure to pay off the indebtedness.  The shares are subject to a three-year lock up agreement and were valued at $59,500 and charged to interest expense in 2004.

On April 28, 2003, the Company borrowed $10,000 from an unrelated third party.  The loan is unsecured, non-interest bearing and due on demand.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2006 and 2005

NOTE 6 – CONVERTIBLE DEBENTURES

Palisades

On September 23, 2003, the Company entered into a Class A Secured Convertible Debenture (the “Debentures”) with Palisades Capital, LLC or its registered assigns (“Palisades”), pursuant to which Palisades agreed to loan the Company up to $1,500,000.  On December 1, 2003, after Palisades had funded $240,000 of the original Debentures, the Company entered into additional Class A Secured Convertible Debentures with two additional investors, pursuant to which such investors would loan the Company up to $650,000 each, and the Company agreed that Palisades would not make additional advances under the Debentures.  As of March 31, 2006, the Company received a total of $1,125,000 under the Debentures.

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

Since the Debentures allow the holders to convert the outstanding principal amount into shares of the Company’s common stock at a discount to fair value, the Company recorded the fair value of the conversion feature of $1,125,000 in 2004.  The amount was recorded as a debt discount and is being amortized as interest expense over the life of the Debentures.  Total interest expense related to the amortization of the discount during each of the three months ended March 31, 2006 and 2005 was $99,855.  There was no change in the fair value of the conversion feature (included in derivative liabilities) during the three months ended March 31, 2006 and 2005, respectively.

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2006 and 2005

NOTE 6 – CONVERTIBLE DEBENTURES, continued

The Debentures bear interest at an annual rate of 10%, are secured by substantially all assets of the Company and mature on December 31, 2006, when all principal and accrued interest becomes payable.  The balance of the Debenture, including accrued interest, at March 31, 2006 was $1,084,196 (net of unamortized discount of $299,565).  Interest expense on the Debentures for the three months ended March 31, 2006 and 2005, excluding amortization of the discount, was $33,299 and $30,167, respectively.

GGI

To obtain funding for ongoing operations, the Company entered into a Securities Purchase Agreement (the “SPA”) and various amendments to the SPA with Golden Gate Investors, Inc. (“GGI”) on December 16, 2005 for the sale of (i) $40,000 in unsecured convertible debentures (the “Notes”) and (ii) warrants to purchase 4,000,000 shares of the Company’s common stock.

The Notes bear interest at 5.25% per annum, mature three years from the date of issuance and are convertible into the number of shares of the Company’s common stock equal to the dollar amount of the Notes being converted multiplied by 110, less the product of the conversion formula multiplied by 100 times the dollar amount of the Notes being converted, which is divided by the conversion formula.  The conversion formula is the lesser of (i) $0.70, (ii) eighty percent (the “Discount Multiplier”) of the average of the three lowest volume weighted average prices during the twenty trading days prior to the conversion or (iii) eighty percent of the volume weighted average price on the trading day prior to the conversion.  Accordingly, there is no limit on the number of shares into which the Notes may be converted.  The Company has agreed to register the shares that may be issued upon conversion of the Notes and exercise of the related warrants.

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

For the Three Months Ended March 31, 2006 and 2005

NOTE 6 – CONVERTIBLE DEBENTURES, continued

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2006 and 2005

NOTE 6 – CONVERTIBLE DEBENTURES, continued

In conjunction with the Notes, the Company issued warrants to purchase 4,000,000 shares of common stock.  The accounting treatment of the derivatives and warrants requires that the Company record the warrants at their fair values as of the inception date of the agreement, which totaled $326,600.  Subsequent to March 31, 2006, the warrants were cancelled (see Note 11).

The initial fair value assigned to the embedded derivatives and warrants was $5,957,188.  The Company recorded the first $40,000 of fair value of the derivatives and warrants to debt discount (equal to the total proceeds received as of December 31, 2005), which will be amortized to interest expense over the term of the Notes.  Amortization expense charged to operations during the three-months ended March 31, 2006 was $4,444.

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

The balance of the Debenture, including accrued interest, at March 31, 2006 was $4,588 (net of unamortized discount of $35,556).  Interest expense on the Debentures for the three months ended March 31, 2006 and 2005, excluding amortization of the discount, was $541 and $0, respectively.

Subsequent to March 31, 2006, the terms of this agreement were amended (see Note 11).

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

On August 30, 1986, the Company entered into a funding agreement with the Advanced Technology Center (“ATC”), whereby ATC paid $45,000 to the Company for the purchase of a royalty of 3% of future gross sales and 6% of sublicense revenue.  The royalty is limited to the $45,000 plus an 11%

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2006 and 2005

NOTE 7 – COMMITMENTS AND CONTINGENCIES, continued

annual rate of return.  At March 31, 2006, the future royalty commitment is approximately $391,000.  The payment of future royalties is secured by equipment used by the Company in the development of technology as specified in the funding agreement.

On May 4, 1987, the Company entered into another funding agreement with ATC, whereby ATC provided $63,775 to the Company for the purchase of a royalty of 3% of future gross sales and 6% of sublicense revenues.  The agreement was amended August 28, 1987, and as amended, the royalty cannot exceed the lesser of (1) the amount of the advance plus a 26% annual rate of return or, (2) total royalties earned for a term of 17 years.  At March 31, 2006, the total future royalty commitments, including the accumulated 26% annual rate of return, were approximately $6,541,000.  If the Company defaults on the agreement, then the obligation relating to this agreement becomes secured by the Company's patents, products, and accounts receivable that are related to the technology developed with the funding.

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

A summary of royalty interests that the Company has granted and are outstanding as of March 31, 2006 follows:

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2006 and 2005

NOTE 7 – COMMITMENTS AND CONTINGENCIES, continued

Through March 31, 2006, the Company owes no royalties under any agreements, as sales of the products have not yet begun.

Litigation

In July 2002, the Company settled its pending lawsuit related to a contract dispute with Mr. Stephen Beck.  During the three-months ended March 31, 2006, the Company issued Mr. Beck 1,203,084 of its common stock related to ongoing negotiations with Mr. Beck.  The value of the shares issued to Mr. Beck during the quarter ended March 31, 2006, was $173,244 and has been included in general and administrative expenses in the accompanying statement of operations.

In March 2006, Mr. Beck filed a lawsuit against the Company.  Mr. Beck alleges breach of contract and seeks approximately $135,000 in damages, plus the issuance of 3,896,620 shares of the Company’s Class A common stock to which he believes he is entitled, plus interest.  The Company has only recently been served with the lawsuit and does not have an opinion as to its validity at this time.

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

In the ordinary course of business, The Company may be from time to time involved in various other pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  However, in the opinion of management, matters currently pending or threatened against us are not expected to have a material adverse effect on the Company’s financial position or results of operations.

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

For the Three Months Ended March 31, 2006 and 2005

NOTE 8 – STOCKHOLDERS' DEFICIT

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

For the Three Months Ended March 31, 2006 and 2005

NOTE 8 – STOCKHOLDERS' DEFICIT, continued

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

During the three months ended March 31, 2006, the Company converted the remaining 1,420,000 Class D preferred shares outstanding into 1,420,000 shares of the Company’s Class A common stock.

Class A Common Stock

The holders of the Company's Class A common stock are entitled to one vote per share of common stock held.

During the three months ended March 31, 2006, the Company issued 4,966,138 shares of its common stock for cash proceeds of $146,821, issued 4,000,000 shares of its common stock in to a consultant in consideration for promissory notes totaling $200,000, and repurchased 62,000 shares of its common stock in the public market for $8,623.  It is the Company’s intention to cancel the 62,000 shares of common stock repurchased during 2006.

The promissory notes issued during 2006 are due in one year and are assessed interest at an annual rate of 6%. During the three months ended March 31, 2006, the Company received $34,142 of which $120, was applied to accrued interest.

In July 2005, the Company entered into a Regulation S stock purchase agreement (the “Ischian Agreement”) with Ischian Holdings, Ltd. (“Ischian”), a British Virgin Islands company.  Pursuant to teh Ischian Agreement, Ischian was able to purchase up to 8.5 million shares of the Company’s common stock through November 2005 at a stated discount to the bid price of the Company’s common stock.  The shares purchased under the terms of the Ischian Agreement have a one-year restriction on resale within the United States.  A commission of 15 percent of the net proceeds from the sale of the Company’s common stock to Ischian, collectively, will be paid to two consultants.  During the quarter ended March 31, 2006, the Company issued to Ischian a total of 3,691,339 shares of common stock.  Of these shares, 3,506,148 shares were issued for not additional consideration to reduce the average per share price paid by this investor pursuant to the agreement.  The remaining 185,191 shares were issued for cash consideration of $17,684.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2006 and 2005

NOTE 8 – STOCKHOLDERS' DEFICIT, continued

From time to time, the Company issues its common shares and holds the shares in escrow on behalf of another party until consummation of certain transactions.  The following is a reconciliation of shares issued and outstanding as of March 31, 2006:

            Issued shares                                                                      235,710,445
            Less shares held in escrow:
              Shares held in escrow as downside price protection on
                the investment in Birchington (see Note 3)                          (3,555,000)
              Shares held as collateral for contemplated debt
                financings                                                                        (61,864,114)
              Other                                                                                            (843)
                                                                                                       (66,444,734)
            Outstanding shares                                                              170,290,488
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

2006

On January 10, 2006, the Company issued 1,476,000 shares of its common stock to three consultants for services valued at $236,200.  On January 16, 2006, the Company issued 250,000 shares of its common stock to a consultant for services valued at $40,000.  On January 25, 2006, the Company issued 4,000,000 shares of its common stock to a consultant for services valued at $512,000. On January 25, 2006, the Company issued 1,420,000 shares of its common stock in exchange for the cancellation of 1,420,000 shares of Class D preferred stock. On February 1, 2006, the Company issued 1,000,000 shares of its common stock to a consultant for services valued at $120,000.  On February 8, 2006, the Company issued 500,000 shares to one of its advisors in connection to the development of its products valued at $36,000.  On February 8, 2006, the Company issued 600,000 shares of its common stock to a consultant for services valued at $72,000. On February 13, 2006, the Company issued 1,203,084 shares of its common stock to Mr. Stephen Beck in connection with his lawsuit valued at $173,244 (see Note 7). On February 22, 2006, the Company issued 50,000 shares of its common stock for clerical services valued at $5,600.  On February 23, 2006, the Company issued 700,000 shares of its common stock to its attorney for services valued at $72,800. On March 1, 2006, the Company issued 50,000 shares of its common stock to a consultant for services valued at $5,600. On March 14, 2006, the Company issued 3,900,000 shares

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2006 and 2005

NOTE 8 – STOCKHOLDERS' DEFICIT, continued

valued at $343,200 and charged them to consultant expense. On March 23, 2006, the Company issued 2,000,000 shares of its common stock to a consultant for services rendered valued at $336,000. All common shares issued above for services rendered are subject to a two year lockup agreement and were valued at 80% of the market price of the Company’s common stock on the respective date of issuance.  On March 29, 2006, 160,000 shares that were originally issued were returned to the Company, as they were issued in error.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

During 2003, the Company issued 5,000,000 shares of its common stock to the Company’s president in consideration for a promissory note.  The value assigned to shares and the related promissory note was discounted for illiquidity and restrictions on resale amounting to $50,000.  The note bears interest at an annual rate of 6% and matures on September 26, 2006, when the $50,000 plus accrued interest becomes fully due.  The balance of the note as of March 31, 2006 was $60,082.  Interest of $997 and $997 was credited to operations during the three months ended March 31, 2006 and 2005, respectively.

As of March 31, 2006, the Company was owed $2,206 from its President. The loan is assessed interest at an annual rate of 10%. Interest credited  to operations relating to this loan during the three months ended March 31, 2006 and 2005 amounted to $53 and $48, respectively.

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2006 and 2005

NOTE 10 – STOCK-BASED COMPENSATION PLANS, continued

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

The Company also has agreements with two consultants whereby the Company will grant options to purchase shares of its common stock upon the Company increasing its annual revenue by $5 million in any fiscal year over its revenues in 2002.  The collective number of shares to be issued will give the two consultants a fifteen percent interest in the outstanding shares of the Company’s common stock.  No grants have been made pursuant to these agreements as the Company has not achieved the required revenues.  There was no activity in any of the Company’s stock option plans in 2006 or 2005 and no options were outstanding as of March 31, 2006.

Stock Warrants

At March 31, 2006, the Company’s only outstanding warrants are the 4,000,000 warrants associated with GGI (see Note 6).  The warrants were cancelled subsequent to March 31, 2006 (see Note 11).

NOTE 11 – SUBSEQUENT EVENTS

On April 6, 2006, the Company borrowed $285,882 from two shareholders. The loans bear interest at an annual rate of 6% and accrued interest and principal are due on April 6, 2007. The Company, at its sole discretion, may repay the loans and accrued interest through the issuance of 7,650,000 shares of its common stock.  The shareholders further agreed to loan the Company additional amounts they receive from the private sale of their common stock.

In May 2006, the Company entered into an addendum to the GGI Notes (see Note 6).  Per the terms of the agreement, the debenture amount has been increased from $40,000 to $1,000,000, and upon notification that the registration statement for the Conversion Shares (as defined in the agreement) has been filed with the SEC, GGI shall advance the Company an additional $100,000.  Additionally, upon the effective registration of the underlying shares, the Company shall issue 20,000,000 registered shares to be held in escrow and GGI shall transfer the Company the remaining balance. The agreement modified the terms of the conversion as follows:

  the number of shares into which the Notes maybe converted is equal to the dollar amount of the Notes being converted divided by the conversion formula;

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2006 and 2005

NOTE 11 – SUBSEQUENT EVENTS, continued

  eliminates the provision that if the volume weighted average price is less than $0.10 that GGI shall not be obligated to convert any portion of the Notes during that month;

  if GGI elects to convert a portion of the Notes and, on the day that the election is made, the volume weighted average price is below the lesser of : (i) $0.05, or (ii) the lowest price at which any of the 20,000,000 additional shares are issued or sold, the Company shall have the option to do one of the following: (a) redeem that portion of the Notes that GGI elected to convert, plus any accrued and unpaid interest, at 108% of such amount, or (b) increase the discount multiplier to 99% on that portion of Notes that GGI elected to convert, or (c) one time during any six month period, not permit any Notes conversion by GGI for a period of 60 days; and

  If GGI elects to convert a portion of the Notes and, on that day the election is made, the volume weighted average price is $0.32 or higher, the Discount Multiplier shall be 72%.

The original 4,000,000 warrants issued have been cancelled.  Also, beginning in the first full calendar month after the registration of the underlying shares is declared effective, GGI must convert at least 10%, but no more than 40%, of the face value of the Notes per calendar month into common shares of the Company, provided that the common shares are available, registered and freely tradeable. The Company may reduce the monthly maximum figure from 40% to 6% for any three calendar months (but not two consecutive calendar months) during the term of Notes by giving written notice at least 10 business days prior to the first applicable month.  GGI and the Company shall enter into three additional $1,000,000 convertible debentures, each with the same terms as above.  The agreement also allows the Company to register up to an additional 20,000,000 shares for sale or issuance to parties other than GGI in the registration statement.

As a result of the modification of the debt, the Company will recognize a gain or loss on the debt extinguishment for the difference between the fair value of the Notes and warrant and derivative liabilities immediately before the modification and after the modification.

In April 2006, the Company issued 5,659,901 shares of common stock for cash consideration of approximately $230,000, 4,000,000 shares of common stock for a note receivable valued at $200,000, and 1,000,000 shares of common stock for services rendered, valued at $184,000.

ITEM 2           Management’s Discussion and Analysis or Plan of Operation

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

            Although the forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

            We research and develop technologies that detect and measure metal fatigue.  We have developed two products, and we have a third product that is very close to final development.  Our two products are the Fatigue Fuse and the Electrochemical Fatigue Sensor.  We do not generate any revenue from the sale of our products, and thus we are a development stage company.  We do generate revenue from research and development services provided to third parties, primarily one defense contractor, however our revenues are minimal.

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

Results of Operations for the Three Months Ended March 31, 2006 and 2005

Introduction

            Our revenues for the first quarter of 2006 were substantially similar to the first quarter of 2005 and the fourth quarter of 2005, and were limited exclusively to our research contracts with Northrop Grumman.  Most of our research and development costs in both years are related to the recorded cost of stock issued to third party consultants.

Revenues and Loss from Operations

            Our revenue, research and development costs, general and administrative expenses, and loss from operations for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005 and December 31, 2005, are as follows:

		3 Months Ended March 31, 2006	3 Months Ended March 31, 2005	Percentage Change		3 Months Ended December 31, 2005

Revenue		$28,846	18,308	58%		$82,284
Research and Development Costs		185,152	1,212,182	(85)%		78,253
General & Administrative Expenses		2,523,819	321,562	685%		722,918

Loss from Operations		$(2,680,125)	(1,515,436)	77%		$(718,887)
	==	===========	===========		==	===========

            Our revenue for all three quarters shown above came from our research contracts with Northrop Grumman.

            During the three month periods ended March 31, 2006 and 2005, we incurred research and development costs of $185,152 and $1,212,182, respectively.  Of the $185,152 incurred in 2006, $112,000 was related to the issuance of 975,000 shares of our common stock for services provided by employees.  Of the $1,212,182 incurred in 2005, $1,135,000 was related to the issuance of 900,000 shares of our common stock for services provided.

            General and administrative expenses were $2,523,819 and $321,562, respectively, for the three month periods ended March 31, 2006 and 2005.  The major expenses incurred during the three months ended March 31, 2006 and 2005, and December 31, 2005, were:

	3 Months Ended March 31, 2006	3 Months Ended March 31, 2005	3 Months Ended December 31, 2005

Consulting Services	$1,958,498	$126,602	$505,533
Officer’s Salary	48,000	54,000	48,000
Secretarial Salary	15,377	10,574	10,202
Professional Fees	341,230	63,924	98,800
Office Expense	10,444	3,837	13,050
Travel Expenses	20,632	16,226	13,106
Rent	7,044	7,044	7,044
Franchise and Other Taxes	5,813	-	-
Payroll Taxes	8,784	9,491	4,671
Telephone	4,852	7,886	4,340

            Of the $1,958,498 incurred for consulting services for the first quarter of 2006, $1,589,000 relates to the issuance of 12,801,000 shares of our common stock.  Of the $126,602 incurred for consulting services for the first quarter of 2005, $90,000 relates to the issuance of 75,000 shares of common stock.  Of the $505,533 of consulting services for the fourth quarter of 2005, $340,608 relates to the issuance of 688,685 shares of our common stock.

Other Income and Expenses and Net Loss

            Our other income and expenses and net loss for the three months ended March 31, 2006 and 2005, as compared to the three months ended December 31, 2005 are as follows:

		3 Months Ended March 31, 2006	3 Months Ended March 31, 2005	Percentage Change		3 Months Ended December 31, 2005

Interest expense		(149,938)	(165,353)	9%		$(6,062,376)
Realized/unrealized loss on securities		(23)	(3,499)	99%		(1,918,636)
Change in fair value of investments derivative liability		(930,369)	-	N/A		(585,735)
Change in fair value of wararnts derivative liability		(76,911)	-	N/A
Interest income		3,891	5,023	(23)%		3,298

Net loss		$(3,834,275)	(1,680,065)	128%		$(9,282,336)
	==	=============	=============		==	=============

            During the three months ended March 31, 2006 and 2005, the increase in other expenses related primarily to the change in derivative liability, which is mostly due to the change in the Company’s stock price during the quarter.

            During the three months ended December 31, 2005, we incurred interest expense of $6,062,376.  Of this amount, $5,917,188 relates to the initial recording of the fair value of the derivative and warrant liabilities, $99,855 represents amortization of the discount on convertible debt and accrued interest on our various obligations of $45,333.  Interest income during the quarter was $3,298 of which $1,050 was accrued on amounts due from our president and $2,248 was earned on our investments.    We also recorded impairment losses on our Langley investment of $1,918,587 and a derivative value of $585,735 related to our Birchington investment.

Liquidity and Capital Resources

Introduction

            During the three months ended March 31, 2006, we did not generate positive cash flow.  As a result, we funded our operations through the sale of marketable securities that we obtained in a financing transaction, the sale of our common stock, and loans.

            Our cash, investments in marketable securities held for trading, investments in marketable securities available for sale, prepaid services, prepaid expenses and other current assets, total current assets, total assets, total current liabilities, and total liabilities as of March 31, 2006, as compared to March 31, 2005 and December 31, 2005, were as follows:

	March 31,	March 31,	December 31,
	2006	2005	2005

Cash	$22,695	$364,109	$47,345
Certificates of deposit	-	200,248	-
Marketable securities - trading	130,392	186,400	302,841
Marketable securities – available-for-sale	174,435	993,534	162,193
Prepaid services	-	-	306,250
Prepaid expenses and other	2,206	-	2,153
Total current assets	329,728	769,368	891,607
Total assets	3,929,185	1,788,508	4,493,227
Total current liabilities	2,160,100	1,179,730	1,930,182
Total liabilities	10,919,135	1,734,364	9,768,555

Cash Requirements

            For the three months ended March 31, 2006, our net cash used in operations was $(327,957), compared to $(356,761) for the three months ended March 31, 2005.  Negative operating cash flows during the three months ended March 31, 2006, were primarily created by a net loss from operations of $3,834,275, offset by non-cash stock related expenses of $1,952,645, change in fair value of derivative and warrant liabilities of $1,007,280, amortization of discount on convertible debenture of $104,298, and decrease in prepaid expenses and other current assets of $306,197.  Because of our need for cash to fund our continuing research and development, we do not have an opinion as to how indicative these results will be of future results.

            Negative operating cash flows during the three months ended March 31, 2005, were primarily created by a net loss from operations of $1,680,065, offset by non-cash stock related expenses of $1,225,000, amortization of discount on convertible debenture of $99,854, decrease in accounts payable and accrued expenses of $47,338, and accrued interest expense added to principal of $41,986.

Sources and Uses of Cash

            Net cash provided by investing activities for the three months ended March 31, 2006 and 2005, were $172,425 and $596,245, respectively.  For the three months ended March 31, 2006, the net cash came primarily from the sale of marketable securities in the amount of $174,988, offset by the amount for purchase of securities of $(2,563).

            Net cash provided by financing activities for the three months ended March 31, 2006 and 2005, were $130,882 and $1,000, respectively.  For the three months ended March 31, 2006, the net cash came primarily from the sale of common stock and warrants in the amount of $164,505, offset by a principal reduction in notes payable of $(25,000) and the purchase of treasury stock of $(8,623).

            We are not generating sufficient cash flow from operations to fund growth.  We cannot predict when we will begin to generate revenue from the sale of our products, and until that time, we will need to raise additional capital through the sale of our equity securities.  If we are unsuccessful in raising the required capital, we may have to curtail operations.

            Our financial statements have been prepared assuming we will continue as a going concern.  Because we have generated very limited revenues, and have minimal capital resources, our Certified Public Accountants included an explanatory paragraph in their report raising substantial doubt about our ability to continue as a going concern.

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

ITEM 3           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

               We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

               A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of March 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

Remediation of Material Weaknesses

               To remediate the material weaknesses in our disclosure controls and procedures identified above, in addition to working with our independent auditors, we have continued to refine our internal procedures to begin to implement segregation of duties and to reduce the number of audit adjustments.

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

PART II – OTHER INFORMATION

ITEM 1           Legal Proceedings

            On March 8, 2006, Stephen Forrest Beck filed a lawsuit against us and our President, Robert M. Bernstein, in the Superior Court of the State of California, County of Los Angeles, Case No. SC088898, titled Stephen Forrest Beck v. Material Technologies, Inc. and Robert M. Bernstein.  Mr. Beck alleges breach of contract and seeks approximately $135,000 in damages, plus the issuance or the value of 3,896,620 shares of our Class A common stock to which he believes he is entitled, plus interest.  We have only recently been served with the lawsuit and do not have an opinion as to its validity at this time.

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

ITEM 2           Unregistered Sales of Equity Securities and Use of Proceeds

            On January 5, 2006, we issued a total of 285,000 shares of our common stock, restricted in accordance with Rule 144, to two individuals for cash consideration of $14,450.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders are sophisticated investors who are familiar with our operations.

            On January 10, 2006, we issued a total of 1,476,000 shares of our common stock, restricted in accordance with Rule 144, to three individuals for services valued at $236,200.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders are sophisticated investors who are familiar with our operations.

            On January 16, 2006, we issued a total of 250,000 shares of our common stock, restricted in accordance with Rule 144, to one investor for services valued at $40,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor who is familiar with our operations.

            On January 16, 2006, we issued a total of 3,691,339 shares of our common stock, restricted in accordance with Rule 144, to one foreign investor in an offshore transaction.  Of these shares, 3,506,148 were issued for no additional consideration to reduce the average per-share price paid by this investor pursuant to an agreement.  The remaining 185,191 shares were issued for cash consideration of $17,684  The issuances were exempt from registration pursuant to Regulation S of the Securities Act of 1933, and the shareholders are sophisticated, foreign investors who are familiar with our operations.

            On January 17, 2006, we issued a total of 625,000 shares of our common stock, restricted in accordance with Rule 144, to one individual for cash consideration of $31,250.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor who is familiar with our operations.

            On January 18, 2006, we issued a total of 14,088,936 shares of our common stock, without restrictive legend pursuant to Rule 144(k) of the Securities Act of 1933, to five investors upon the cashless exercise of warrants.  The issuances were exempt from registration pursuant to Rule 4(2) of the Securities Act of 1933 and the investors were accredited.

            On January 20, 2006, we issued a total of 100,000 shares of our common stock, restricted in accordance with Rule 144, to one foreign investor in an offshore transaction for cash consideration of $5,480.  The issuance was exempt from registration pursuant to Regulation S of the Securities Act of 1933, and the shareholder is a sophisticated, foreign investor who is familiar with our operations.

            On January 25, 2006, we issued a total of 4,000,000 shares of our common stock, restricted in accordance with Rule 144, to one investor for services valued at $512,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor who is familiar with our operations.

            On January 25, 2006, we converted 1,420,000 shares of Series D preferred stock to 1,420,000 shares of Class A common stock.

            On January 25, 2006, we issued a total of 17,466,236 shares of our common stock, without restrictive legend pursuant to Rule 144(k) of the Securities Act of 1933, to seven investors upon the cashless exercise of warrants, and one investor upon the cashless conversion of preferred stock.  The issuances were exempt from registration pursuant to Rule 4(2) of the Securities Act of 1933 and the investors were accredited.

            On February 1, 2006, we issued a total of 1,000,000 shares of our common stock, restricted in accordance with Rule 144, to one investor for services valued at $120,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor who is familiar with our operations.

            On February 8, 2006, we issued a total of 1,100,000 shares of our common stock, restricted in accordance with Rule 144, to two investors for services valued at $108,000.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders are sophisticated investors who are familiar with our operations.

            On February 13, 2006, we issued a total of 1,203,084 shares of our common stock, restricted in accordance with Rule 144, to one individual for services valued at $173,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor who is familiar with our operations.

            On February 21, 2006, we issued a total of 50,000 shares of our common stock, restricted in accordance with Rule 144, to one foreign investor in an offshore transaction for cash consideration of $2,500.  The issuance was exempt from registration pursuant to Regulation S of the Securities Act of 1933, and the shareholder is a sophisticated, foreign investor who is familiar with our operations.

            On February 22, 2006, we issued a total of 50,000 shares of our common stock, restricted in accordance with Rule 144, to one individual for services valued at $5,600.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor who is familiar with our operations.

            On February 23 and 24, 2006, we issued a total of 700,000 shares of our common stock, restricted in accordance with Rule 144, to one individual for services valued at $72,800.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is accredited.

            On February 24, 2006, we issued a total of 1,705,741 shares of our common stock, restricted in accordance with Rule 144, to one foreign investor in an offshore transaction for cash consideration of $13,502.  The issuance was exempt from registration pursuant to Regulation S of the Securities Act of 1933, and the shareholder is a sophisticated, foreign investor who is familiar with our operations.

            On March 1, 2006, we issued a total of 50,000 shares of our common stock, restricted in accordance with Rule 144, to one individual for services valued at $5,600.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor who is familiar with our operations.

            On March 7, 2006, we issued a total of 2,010,397 shares of our common stock, restricted in accordance with Rule 144, to one foreign investor in an offshore transaction for cash consideration of $38,200.  The issuance was exempt from registration pursuant to Regulation S of the Securities Act of 1933, and the shareholder is a sophisticated, foreign investor who is familiar with our operations.

            On March 10, 2006, we issued a total of 3,900,000 shares of our common stock, restricted in accordance with Rule 144, to one investor for services valued at $343,200.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor who is familiar with our operations.

            On March 23, 2006, we issued a total of 2,000,000 shares of our common stock, restricted in accordance with Rule 144, to one investor for services valued at $336,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor who is familiar with our operations.

            On March 24, 2006, we issued a total of 190,000 shares of our common stock, restricted in accordance with Rule 144, to two foreign investors in an offshore transaction for cash consideration of $9,458.  The issuances were exempt from registration pursuant to Regulation S of the Securities Act of 1933, and the shareholders are sophisticated, foreign investors who are familiar with our operations.

            On March 24, 2006, we issued a total of 2,000,000 shares of our common stock, restricted in accordance with Rule 144, to one individual for a note receivable valued at $100,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor who is familiar with our operations.

            On March 30, 2006, we issued a total of 2,000,000 shares of our common stock, restricted in accordance with Rule 144, to one individual for a note receivable valued at $100,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor who is familiar with our operations.

ITEM 3           Defaults Upon Senior Securities

            There have been no events which are required to be reported under this Item.

ITEM 4           Submission of Matters to a Vote of Security Holders

            There have been no events which are required to be reported under this Item.

ITEM 5           Other Information

            None.

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

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2006	/s/ Robert M. Bernstein
	By:	Robert M. Bernstein
	Its:	President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Director