Form 10QSB
period 2006-06-30
MATERIAL TECHNOLOGIES INC /CA/
filed 2006-08-21
CIK 1036668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes           No

Applicable only to corporate issuers

                State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of July 31, 2006, there were 255,538,703 shares issued, and 194,216,215 shares outstanding, of our Series A common stock.  As of July 31, 2006, there were 600,000 shares of Series B common stock issued and outstanding.

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

ITEM 1          Financial Statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

JUNE 30,
2006

(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$553,395
Investments in marketable securities held for trading	131,855
Investments in marketable securities available for sale	107,917
Prepaid expenses and other current assets	36,591

Total current assets	829,758

Investments in non-marketable securities	1,791,300
Property and equipment, net	5,727
Intangible assets, net	4,844
Deposit	2,348

$2,633,977
===========

See accompanying notes to the consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

JUNE 30,
2006

(unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$268,575
Current portion of research and development sponsorship payable	25,000
Notes payable	89,327
Investments deriviative liability	144,000
Convertible debentures and accrued interest payable, net of discounts
of $537,733	1,335,192

Total current liabilities	1,862,094

Research and development sponsorship payable, net of current portion	752,523
Convertible debentures and accrued interest payable, net of discount
of $31,111	59,361
Derivative and warrant liabilities	5,755,486

Total liabilities	8,429,464

Minority interest in consolidated subsidiary	825

Commitments and contingencies

Stockholders' deficit:
Class A preferred stock, $0.001 par value, liquidation preference of $720 per share; 350,000 shares authorized; 337 shares issued
and outstanding	-
Class B preferred stock, $0.001 par value, liquidation preference of
$10,000 per share; 15 shares authorized; none issued and
outstanding	-
Class C preferred stock, $0.001 par value, liquidation preference of
$0.001 per share; 25,000,000 shares authorized; 1,517 shares issued
and outstanding	1
Class D preferred stock, $0.001 par value, liquidation preference of
$0.001 per share; 20,000,000 shares authorized; 0 shares issued
and outstanding	-
Class A Common Stock, $0.001 par value, 1,699,400,000 shares
authorized; 254,056,546 shares issued; 190,391,589 shares outstanding	190,392
Class B Common Stock, $0.001 par value, 600,000 shares authorized,
issued and outstanding	600
Warrants subscribed	10,000
Additional paid-in-capital	60,585,212
Deficit accumulated during the development stage	(65,001,343)
Notes receivable - common stock	(1,405,681)
Accumulated other comprehensive loss	(175,493)

Total stockholders' deficit	(5,796,312)

$2,633,977
===========

See accompanying notes to the consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

						From October 21, 1983
		For the Three Months Ended		For the Six Months Ended		(Inception)
		June 30,		June 30,		through
		2006	2005	2006	2005	June 30, 2006
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Research and development	$		$15,791	$28,846	$34,099	$5,381,485
Other		-	-	-	-	274,125

Total revenues		-	15,791	28,846	34,099	5,655,610

Costs and expenses:
Research and development		295,047	183,017	480,199	1,395,199	15,710,085
General and administrative		418,311	262,038	2,942,132	583,600	26,740,362

Total costs and expenses		713,358	445,055	3,422,331	1,978,799	42,450,447

Loss from operations		(713,358)	(429,264)	(3,393,485)	(1,944,700)	(36,794,837)

Other income (expense):
Modification of research and development sponsorship agreement		-	-	-	-	(7,738,400)
Interest expense		(273,990)	(167,981)	(423,928)	(333,334)	(8,164,476)
Other-than-temporary impairment of securities		(1,791,300)	-	(1,791,300)	-	(7,994,647)
Realized loss on sale of marketable securities		(103)	(41)	(127)	(3,540)	(3,672,566)
Unrealized loss on decrease in market value of
securities held for trading		-	-	-	-	(1,523,310)
Change in fair value of derivative and warrant liabilities		2,257,071	-	1,326,702	-	1,326,702
Change in fair value of investments derivative liability		114,996	-	38,085	-	(547,650)
Interest income		16,357	5,867	20,248	10,890	392,823
Loss on sale of assets		7,008	-	7,008	-	7,008
Loss on settlement of indebtedness		-	-	-	-	(244,790)
Other		-	-	-	-	(33,000)

Other income (expense), net		330,039	(162,155)	(823,312)	(325,984)	(28,192,306)

Loss before provision for income taxes		(383,319)	(591,419)	(4,216,797)	(2,270,684)	(64,987,143)

Provision for income taxes		-	-	(800)	(800)	(14,200)

Net loss		$(383,319)	$(591,419)	$(4,217,597)	$(2,271,484)	$(65,001,343)
		=========	=========	==========	=========	=============

Per share data:
Basic and diluted net loss per share		$(0.00)	$(0.01)	$(0.03)	$(0.03)
		=========	=========	==========	=========
Weighted average Class A common shares
outstanding - basic and diluted		180,742,482	91,504,857	167,855,594	89,442,546
		=========	=========	==========	=========

See accompanying notes to the consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(LOSS)

					From October 21, 1983
	For the Three Months Ended		For the Six Months Ended		(Inception)
	June 30,		June 30,		through
	2006	2005	2006	2005	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(383,319)	$(591,419)	$(4,217,597)	$(2,271,484)	$(65,001,343)

Other comprehensive loss:
Temporary decrease in market
value of securities available for sale	(66,518)	(210,809)	(54,276)	(251,655)	(6,378,840)
Reclassification to other-than-temporary
impairment of marketable securities
available for sale	-	-	-	-	6,203,347

	(66,518)	(210,809)	(54,276)	(251,655)	(175,493)

Net comprehensive loss	$(449,837)	$(802,228)	$(4,271,873)	$(2,523,139)	$(65,176,836)
	==========	==========	==========	==========	==============

See accompanying notes to consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From October 21, 1983
	For the Six Months Ended		(Inception)
	June 30,		through
	2006	2005	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)
Cash flows from operating activities:
Net loss	$(4,217,597)	$(2,271,484)	$(65,001,343)
Adjustments to reconcile net loss to net cash used
in operating activities:
Issuance of common stock for services and amortization
of prepaid services	2,534,644	1,425,500	27,086,857
Issuance of common stock for modification of
research and development sponsorship agreement	-		7,738,400
Change in fair value of derivative and warrant liabilities	(1,364,787)		4,552,401
Net realized and unrealized loss on marketable securities
held for trading	-	3,540	5,195,749
Other-than-temporary impairment of
securities	1,791,300	-	7,994,647
Legal fees incurred for note payable	-	-	1,456,142
Accrued interest expense added to principal	94,060	132,249	1,072,463
Amortization of discount on convertible debentures	325,644	199,710	1,051,225
Change in fair value of investments derivative liability	-	-	585,735
Accrued interest income added to principal	(12,750)	(2,092)	(316,571)
Gain on settlement of indebtedness	-	-	244,790
Depreciation and amortization	4,109	4,131	216,092
Gain on sale of equipment	(7,008)	-	(114,730)
(Increase) decrease in receivables due on research
contract	70,825	12,907	(50,328)
(Increase) decrease in prepaid expenses and other
current assets	(3,433)	-	(3,433)
Increase in deposits	-	-	(2,348)
(Decrease) increase in accounts payable and accrued
expenses	(11,314)	(73,467)	1,119,854

Net cash used in operating activities	(796,307)	(569,006)	(7,174,398)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	174,988	1,279,982	3,253,784
Purchase of marketable securities	(4,002)	(507,070)	(1,901,036)
Payment received on officer loans	-	-	876,255
Funds advanced to officers	-	-	(549,379)
Purchase of property and equipment	-	(2,598)	(269,746)
Investment in joint ventures	-	-	(102,069)
Proceeds from foreclosure	-	-	44,450
Proceeds from the sale of property and equipment	9,000	-	19,250
Payment for license agreement	-	-	(6,250)

Net cash provided by investing activities	179,986	770,314	1,365,259

See accompanying notes to consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From October 21, 1983
	For the Six Months Ended		(Inception)
	June 30,		through
	2006	2005	June 30, 2006

Cash flow from financing activities:
Proceeds from the sale of common stock and warrants	$690,346	$1,300	$4,356,443
Proceeds from convertible debentures and other
notes payable, net of offering costs	465,648	-	1,812,717
Proceeds from the sale of preferred stock	-	-	473,005
Principal reduction on notes payable	(25,000)	-	(25,000)
Costs incurred in offerings	-	-	(487,341)
Capital contributions	-	-	301,068
Purchase of treasury stock	(8,623)	(2,112)	(63,358)
Payment on proposed reorganization	-	-	(5,000)

Net cash provided by financing activities	1,122,371	(812)	6,362,534

Net change in cash and cash equivalents	506,050	200,496	553,395

Cash and cash equivalents, beginning of period	47,345	100,800	-

Cash and cash equivalents, end of period	$553,395	$301,296	$553,395
	=========	=========	==============

Supplemental disclosure of cash flow information:
Interest paid during the period	$2,461	$1,376
	=========	=========
Income taxes paid during the period	$800	$800
	=========	=========

Supplemental disclosures of non-cash investing and financing activities:

2006

During the six months ended June 30, 2006, the Company issued 17,554,084 shares of its Class A common stock for consulting services valued at $2,228,394.

The Company issued 1,420,000 shares of its Class A common stock through the conversion of 1,420,000 shares of Class D preferred stock.

In January 2006, the Company issued 21,864,114 Class A common shares in connection with proposed financing.
The shares are being held by the Company until such time as the transaction is consummated. As of June 30, 2006, the 21,864,114 shares are considered issued but not outstanding. There is no assurance that the transaction will be consummated or that these shares will be issued.

Duirng the six months ended June 30, 2006, the Company issued 13,000,000 shares in exchange for promisory notes with face values totaling $650,000. The notes bear interest at 6% per annum and are due in one year. During 2006, the Company received $316,163.
In addition, during the six month period, the Company issued 2,000,000 shares in exchange for a promissory note with a face vaue of $1,000,000 due in August 2006. The note bears interest at 6%. The Company has not received any funds on this $1,000,000 note.

During the six months ended June 30, 2006 the Company recorded a debt discount related to the Benificial Conversion Feature of the convertible debt issued in the amount of $450,697.

During the six months ended June 30, 2006 the Company transferred 1,755,000 escrow shares to Birchington as part of the downside price protection and recorded an increase in common stock and APIC and a decrease in investments derivative liabilty totalling $403,650.

2005

The Company issued 5,850,000 of its Class A common shares to Birchington Investments Limited and 885,000 shares to consultants in exchange for 5,850,000 shares of Birchington stock valued at $7,107,750.

The Company issued 1,165,750 shares of its Class A common stock for consulting services valued at $1,425,000.

The Company issued 500,000 shares of its Class A common stock through the conversion of 500,000 shares of Class D preferred stock.

See accompanying notes to consolidated financial statements

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Three and Six Months Ended June 30, 2006 and 2005

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Material Technologies, Inc. (the “Company”) was organized on October 21, 1983, under the laws of the state of Delaware.

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

On March 13, 2003, the Company formed Matech Aerospace, Inc., a Nevada corporation (“Aerospace”).  Aerospace was formed as a wholly owned subsidiary of the Company to advertise, market and sell all manufacturing and marketing rights to the Company’s products and technologies in all commercial markets within the United States.  During 2003, Aerospace sold shares of its common stock to investors.  As of June 30, 2006, the Company holds a 99% interest in Aerospace.  At the present time there is no activity in Aerospace and the Company does not anticipate nor reasonably foresee any business activity in Aerospace in the near future.

Unless otherwise noted, common stock refers to the Company’s Class A common stock.

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These interim consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheet, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended December 31, 2005.

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Three and Six Months Ended June 30, 2006 and 2005

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION, continued

Going Concern

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company has sustained operating losses since its inception (October 21, 1983).  In addition, the Company has used substantial amounts of working capital in its operations.  Further, at June 30, 2006, the deficit accumulated during the development stage amounted to approximately $65 million.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the Company’s ability to meet its financing requirements and the success of its future operations.  In December 2005, and as subsequently amended, the Company issued convertible debt and warrants to a note holder to purchase 50,000,000 shares of its common stock at price of $0.01 per share, provided, however, in no event will the exercise price be lower or higher than the lowest price at which the Company sold any common stock (through direct issuances, conversions of debentures, etc, but not including stock issued for services) during the 30 days prior to the exercise date.  The holder has agreed to exercise the warrant shares at a rate of at least 1,250,000 shares per week once the related registration statement is declared effective (see Note 6).  The Company anticipates that the registration statement will be declared effective by the end of 2006.  As of June 30, 2006, the Company has received $50,000 under the convertible debt borrowing agreement.  The Company also continues to raise funds through the sale of its common stock through private offerings which management expects to continue in 2006, and the Company continues its attempt to develop its technologies for commercial application.  Management believes that these sources of funds and current liquid assets will allow the Company to continue as a going concern through the end of 2006.  Management of the Company will need to raise additional debt and/or equity capital to finance future activities beyond 2006.  However, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations.  In light of these circumstances, substantial doubt exists about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Three and Six Months Ended June 30, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Use of Estimates

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

Non-marketable securities consist of equity securities for which there are no quoted market prices.  Such investments are initially recorded at their cost.  In the case of non-marketable securities acquired with the Company’s common stock, the Company values the securities at a significant discount to the stated per share cost based upon the Company’s historical experience with similar transactions as to the amount ultimately realized from the sale of the shares.  For the Birchington shares (see Note 3), the Company has applied an 80% discount to the stated per share cost.  Such investments will be reduced if the Company receives indications that a permanent decline in value has occurred.  At such time as quoted market prices become available, the net cost basis of these securities will be reclassified to the appropriate category of marketable securities.  Until that time, the securities will be recorded at their net cost basis, subject to an impairment analysis (see Note 3).

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Three and Six Months Ended June 30, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  As of June 30, 2006, the Company does not believe there has been any impairment of its long-lived assets.

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

Derivative Financial Instruments

In the case of non-conventional convertible debt, the Company bifurcates its embedded derivative instruments and records them under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  The Company’s derivative financial instruments consist of embedded derivatives related to the non-conventional notes (“Notes”) entered into with Golden Gate Investors (“GGI”) on December 16, 2005 (see Note 6).  These embedded derivatives include the conversion feature, liquidated damages related to registration rights and default provisions.  The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement ($5,917,188 recorded as interest expense and $40,000 recorded as debt discount) and at fair value as of each subsequent balance sheet date.  Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge.  If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.  During the quarter ended June 30, 2006, the Company modified the terms of one of its convertible debt agreements and recorded a decrease to the fair value of the derivatives and related warrants of $2,257,071.  As of June 30, 2006, derivatives were valued primarily using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 200%, and risk free interest rate of 5.25%.

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Three and Six Months Ended June 30, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In addition, the Company has recorded the downside protection feature of its Birchington agreements as a derivative and recorded a decrease to the fair value of $114,996 during the quarter ended June 30, 2006 (see Note 3).

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

Substantially all of the Company’s revenue is derived from the Company’s contracts relating to the further development of the Electrochemical Fatigue Sensor (“EFS”).  Revenue on the contracts is recognized at the time services are rendered.  The Company bills monthly for services pursuant to these contracts at which time revenue is recognized for the period that the respective invoice relates.  In October 2003, the Company entered into a contract to provide research services to a third party in connection with the application of the Company’s EFS to detect stress on military vehicles.  The contract has an approved budget of $215,281.  The Company was fully paid for services rendered through June 30, 2006 and had no balance owed under the contract.

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

Net Loss per Share

The Company adopted the provisions of SFAS No. 128, “Earnings Per Share” (“EPS”).  SFAS No. 128

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Three and Six Months Ended June 30, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the three and six months ended June 30, 2005, basic and diluted loss per share are the same, since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted.  If such shares were included in dilutive EPS for the three and six months ended June 30, 2006 and the three and six months ended June 30, 2005, they would have resulted in weighted-average common shares of 230,154,819, 217,267,931, 140,453,819 and 168,267,524, respectively.  Such amounts include potentially issuable pursuant to shares held in escrow (see Note 8), convertible debentures (see Note 6), and outstanding “in-the-money” options and warrants (see Note 10).

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

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.”  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  In accordance with EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes.  Accordingly, the Company records the fair value of the fully vested non-forfeitable common stock issued for future consulting services as prepaid services in its consolidated balance sheet.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based compensation plan under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “ Accounting for Stock-Based Compensation.”

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Three and Six Months Ended June 30, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Effective January 1, 2006, on the first day of the Company’s fiscal year 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments,” using the modified-prospective transition method.  Under this transition method, compensation cost recognized in the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted and not yet vested prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

As of June 30, 2006, the Company had no options outstanding.

Concentrations of Risk

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000.  From time to time, the Company’s cash balances exceed the amount insured by the FDIC.  Management believes the risk of loss of cash balances in excess of the insured limit to be low.

For the six months ended June 30, 2006 and 2005, the Company’s revenues were generated from one customer.

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Three and Six Months Ended June 30, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Reclassifications

Certain amounts in the June 30, 2005 financial statements have been reclassified to conform to the June 30, 2006 presentation.  Such reclassification had no effect on net loss as previously reported.

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

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Three and Six Months Ended June 30, 2006 and 2005

NOTE 3 – INVESTMENTS, continued

In 2005, the Company sold its remaining currently saleable shares for $285,516 and recognized a loss from the sale totaling $3,474.  As of December 31, 2005, the Company recognized an “other-than-temporary” impairment of $1,918,587.  At June 30, 2006, the Company’s common stock closing price was less than the original closing price as defined in the agreement.  Based upon the formula in the Langley Agreement, the Company would be obligated to offer to sell back approximately 3,365,000 of the escrow shares to Langley at a nominal price.  The unrealized loss balance of $175,493 at June 30, 2006 relates to the temporary decline in the market value of the Langley shares from the adjusted cost basis of $283,410.

Birchington

In 2005, the Company entered into two agreements (the “Birchington Agreements”) with Birchington Investments Limited (“Birchington”), a corporation organized under the laws of the British Virgin Islands.  The Birchington shares are listed, but not yet traded, on the Dublin Stock Exchange.  On April 7, 2005, the Company entered into an agreement (the “April Birchington Agreement”) to purchase 8,307,000 shares of Birchington for 5,850,000 shares of its common stock.  Additionally, the Company reserved 1,755,000 shares of its common stock in escrow as downside price protection, as defined in the April Birchington Agreement.  In June 2006, Birchington purchased from the Company the escrow shares under the April Birchington Agreement at $0.01 per share and remitted to the Company a total of $17,500, less any escrow agent commissions.  As of June 30, 2006, these escrow shares have been classified as outstanding.

On September 27, 2005, the Company entered into another agreement (the “September Birchington Agreement”) to purchase 9,606,000 shares of Birchington common stock for 6,000,000 shares of its common stock.  Additionally, the Company reserved 1,800,000 shares of its common stock in escrow (reflected as issued but not outstanding at June 30, 2006 – see Note 8) as downside price protection, as defined in the September Birchington Agreement.

The Company shares are restricted from sale by Birchington for a period of one year.  If the price of the Company’s common stock is below the closing price (as defined) on the anniversary of the closing date of these transactions, then Birchington shall be entitled to purchase out of escrow a percentage of the escrowed shares based on the percentage of such decline for a price of $0.01 per share (as defined).  Any shares remaining in escrow will then be returned to the Company.  Based on the Company’s closing price at June 30, 2006, Birchington would be entitled to purchase 1,800,000 shares out of escrow, if the requirement existed at June 30, 2006.  The Company has bifurcated the downside price protection feature of the Birchington Agreements and has valued this feature at its fair value, totaling $144,000 at June 30, 2006.  This value is recorded as investments derivative liability in current liabilities in the accompanying consolidated balance sheet, and will be marked to market each reporting period.

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Three and Six Months Ended June 30, 2006 and 2005

NOTE 3 – INVESTMENTS, continued

The Company valued the original purchase of the Birchington common shares at $0.20 per share, an 80% discount to the stated value of $1.00 per share.  The per share price was determined by the Company based upon the current non-marketability of the Birchington shares and its experience with similar transactions in the past.  The Company has reviewed the recorded value of the Birchington shares for impairment as of June 30, 2006, pursuant to EITF 03-1.  As a result of recent offers to buy the shares, the Company believes that there has been an impairment of $1,791,300 to the value of the Birchington Shares, and as a result has recorded an impairment expense under EITF 03-1 during the quarter ended June 30, 2006 for that amount.

In connection with the Birchington Agreements, the Company issued 1,185,000 shares of its common stock to consultants.  These shares were reflected as a dilution to the value per share recorded by the Company in the Birchington transactions.

Mutual Fund

As of June 30, 2006, the Company’s investment in an open-end mutual fund approximated its cost of $131,855.  The Company considers its investment in this account as being held for trading.  During the three months ended March 31, 2006, the Company sold $174,988 of this investment and recognized a net loss on the transactions totaling $24, which was charged to operations.  There were no sales during the three month period ended June 30, 2006.

Investments as of June 30, 2006 are as follows:

	Adjusted	Unrealized	Fair
	Cost	Loss	Value

Marketable trading securities	$131,855	$-	$131,855
	===========	===========	===========
Marketable available-for-sale securities:
Langley	$283,410	$(175,493)	$107,917
	===========	===========	===========
Non-marketable securities:
Birchington	$1,791,300	$-	$1,791,300
	===========	===========	===========

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Three and Six Months Ended June 30, 2006 and 2005

NOTE 4 – LICENSE AGREEMENT

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

In August 2005, the parties entered into an agreement (the “Workout Agreement”) that again modified the terms of the Company’s obligation under the sponsorship agreement.  Pursuant to the Workout Agreement, retroactive to January 1, 2005, interest will be charged only on the December 31, 2004 balance of $760,831 (“Remaining Obligation”) at a monthly rate of 0.5% simple interest.  The Company is obligated to pay $25,000 annually due on the anniversary date of the Workout Agreement.  Further, the Company is also obligated to pay within ten days following the filing of the Company’s Forms 10-QSB or 10-KSB an amount equal to 10% of the Company’s net income before extraordinary items and income taxes as reflected in the quarterly and annual filings.  Under the revised terms of the Workout Agreement, Mr. Bernstein’s, the Company’s president, annual cash salary is capped at $250,000.  The Company agreed to pay the University an amount equal to any cash salary paid to Mr. Bernstein in excess of the $250,000, which will be credited against the Remaining Obligation.  In accordance with the terms of the

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Three and Six Months Ended June 30, 2006 and 2005

NOTE 4 – LICENSE AGREEMENT, continued

Workout Agreement, the Company issued 4,552,000 shares of its common stock to the University in September 2005, representing 5.25% of the Company’s outstanding shares as of the date of the Workout Agreement.  The University cannot sell the shares for 18 months.  The Company valued the shares at $7,738,400, which was charged to operations as other expense as a modification of its research and development sponsorship agreement.  The shares were valued at their quoted market price on the date of issuance less a 15% discount for the sales restriction.

During the quarter ended March 31, 2006, the Company made a payment of $25,000 to the University to reduce the outstanding principal on the note.  Interest expense charged to operations for the six months and three months ended June 30, 2006 amounted to $21,338 and $10,633, respectively.  Interest expense charged to operations for the six months and three months ended June 30, 2005 (restated) amounted to $22,824 and $11,412, respectively.  The balance of the obligation (including accrued interest) at June 30, 2006 was $777,523 and is reflected in research and development sponsorship payable in the accompanying consolidated balance sheet.  The current portion represents the minimum annual payment under the Workout Agreement, while the remaining balance is reflected as non-current as the Company does not expect to be required to make additional payments during the next twelve months.

No amounts are due to the University as of June 30, 2006.

NOTE 5 – NOTES PAYABLE

On May 27, 1994, the Company borrowed $25,000 from a shareholder.  The loan is evidenced by a promissory note bearing interest at 6.5 percent.  The note is secured by the Company’s patents and matured on May 31, 2002.  The loan has not been paid and is now in default.  As additional consideration for the loan, the Company granted to the shareholder a 1% royalty interest in the Fatigue Fuse and a 0.5% royalty interest in EFS (see Note 7).  The balance due on this loan as of June 30, 2006 was $54,327.  Interest charged to operations for the three months ended June 30, 2006 and 2005 amounted to $406 and $406, respectively.  Interest charged to operations for the six months ended June 30, 2006 and 2005 amounted to $811 and $811, respectively.

In October 1996, the Company borrowed $25,000 from an unrelated third party.  The loan bears interest at an annual rate of 11% and matured on October 15, 2000.  The Company issued warrants to the lender for the purchase of 25 shares of the Company’s common stock at a price of $1.00 per share.  The loan balance as of June 30, 2006 was $25,000.  Interest charged to operations for the three-months ended June 30, 2006 and 2005 amounted to $685 and $685, respectively.  Interest charged to operations for the six-months ended June 30, 2006 and 2005 amounted to $1,375 and $0, respectively.  The Company did not pay any principal amounts due on this note when it matured on October 15, 2000 and the note is in default.  In 2004, the Company issued the shareholder 25,000 shares of its Class A common stock as additional compensation for the failure to pay off its indebtedness.  These shares are subject to a three-year lock up agreement and were valued at $59,000 and charged to interest expense in 2004.

On April 28, 2003, the Company borrowed $10,000 from an unrelated third party.  The loan is unsecured, non-interest bearing and due on demand.

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Three and Six Months Ended June 30, 2006 and 2005

NOTE 6 – CONVERTIBLE DEBENTURES

Palisades

On September 23, 2003, the Company entered into a Class A Secured Convertible Debenture (the “Debentures”) with Palisades Capital, LLC or its registered assigns (“Palisades”), pursuant to which Palisades agreed to loan the Company up to $1,500,000.  On December 1, 2003, after Palisades had funded $240,000 of the original Debentures, the Company entered into additional Class A Secured Convertible Debentures with two additional investors, pursuant to which such investors would loan the Company up to $650,000 each, and the Company agreed that Palisades would not make additional advances under the Debentures.  As of June 30, 2006, the Company received a total of $1,125,000 under the Debentures.

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

Since the Debentures allow the holders to convert the outstanding principal amount into shares of the Company’s common stock at a discount to fair value, the Company recorded the fair value of the conversion feature of $1,125,000 in 2004.  The amount was recorded as a debt discount and is being amortized as interest expense over the life of the Debentures.  Total interest expense related to the amortization of the discount during the three months and six months ended June 30, 2006 was $99,855 and $199,710, respectively.  Total interest expense related to the amortization of the discount during the three months and six months ended June 30, 2005 was $99,855 and $199,710, respectively.  There was no change in the fair value of the conversion feature (included in derivative liabilities) during the three months ended June 30, 2006.

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

The Debentures bear interest at an annual rate of 10%, are secured by substantially all assets of the Company and mature on December 31, 2006, when all principal and accrued interest becomes payable.  The balance of the Debenture, including accrued interest, at June 30, 2006 was $1,218,550 (net of unamortized discount of $199,710).  Interest expense on the Debentures for the three months and six months ended June 30, 2006, excluding amortization of the discount, was $34,499 and $67,798, respectively.

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Three and Six Months Ended June 30, 2006 and 2005

NOTE 6 – CONVERTIBLE DEBENTURES, continued

GGI

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

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Three and Six Months Ended June 30, 2006 and 2005

NOTE 6 – CONVERTIBLE DEBENTURES, continued

At any time prior to the registration statement being declared effective, GGI may demand repayment of 130% of the principal amount of the Notes, plus all accrued and unpaid interest thereon, in cash within 10 days of such demand.  Additionally, the Company will be required to issue and pay to GGI 50,000 shares of common stock and $15,000 in cash for each 30-day period, or portion thereof, that the Registration Statement is not effective.  The cash payment increases to $20,000 for each 30-day period, or portion thereof, after the first 90-day period.

The full principal amount of the Notes is due upon a default under the terms of the agreement.  The Company filed a registration statement within 60 days of closing, which included the common stock underlying the Notes and the warrants.  If the registration statement is not declared effective within 120 days from the date of filing, the Company will be required to pay a penalty to GGI (see above).  In the event the Company breaches any representation or warranty in the SPA, the Company is required to pay in cash, 130% of the then outstanding principal balance of the Notes, plus accrued and unpaid interest.

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

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Three and Six Months Ended June 30, 2006 and 2005

  NOTE 6 – CONVERTIBLE DEBENTURES, continued

  During the three months ended June 30, 2006, the Company received an additional advance of $50,000.

  In conjunction with the Notes, the Company issued warrants to purchase 4,000,000 shares of common stock.  The accounting treatment of the derivatives and warrants requires that the Company record the warrants at their fair values as of the inception date of the agreement, which totaled $326,600.

  The initial fair value assigned to the embedded derivatives and warrants was $5,957,188.  The Company recorded the first $40,000 of fair value of the derivatives and warrants to debt discount (equal to the total proceeds received as of December 31, 2005), which will be amortized to interest expense over the term of the Notes.  Amortization expense charged to operations during the three months and six months ended June 30, 2006 was $3,333 and $6,666.

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

  In May 2006, the Company entered into an addendum to the GGI Notes (see Note 6).  Per the terms of the agreement, the debenture amount has been increased from $40,000 to $1,000,000, and upon notification that the registration statement for the Conversion Shares (as defined in the agreement) has been filed with the SEC, GGI shall advance the Company an additional $20,000.  Additionally, upon the effective registration of the underlying shares, the Company shall issue 20,000,000 registered shares to be held in escrow and GGI shall transfer the Company the remaining debenture balance. The agreement modified the terms of the conversion as follows:

    the number of shares into which the Notes maybe converted is equal to the dollar amount of the Notes being converted divided by the conversion formula;

    eliminates the provision that if the volume weighted average price is less than $0.10 that GGI shall not be obligated to convert any portion of the Notes during that month;

    if GGI elects to convert a portion of the Notes and, on the day that the election is made, the volume weighted average price is below the lesser of : (i) $0.05, or (ii) the lowest price at which any of the 20,000,000 additional shares are issued or sold, the Company shall have the option to do one of the following: (a) redeem that portion of the Notes that GGI elected to convert, plus any accrued and unpaid interest, at 108% of such amount, or (b) increase the discount multiplier to 99% on that portion of Notes that GGI elected to convert, or (c) one time during any six-month period, not permit any Notes conversion by GGI for a period of 60 days; and

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Three and Six Months Ended June 30, 2006 and 2005

  NOTE 6 – CONVERTIBLE DEBENTURES, continued
    If GGI elects to convert a portion of the Notes and, on that day the election is made, the volume weighted average price is $0.32 or higher, the Discount Multiplier shall be 72%.

  The original 4,000,000 warrants issued have been cancelled.  In May 2006 and in connection with the modification of the GGI Notes, the Company issued to GGI 50,000,000 warrants to purchase common stock at a price of $0.01 per share, provided, however, in no event will the exercise price be lower or higher than the lowest price at which the Company sells any common stock (through direct issuance, conversion of debentures, etc, but not including stock issued for services) during the 30 days prior to the exercise date.  GGI has agreed to exercise the warrant shares at a rate of at least 1,250,000 shares per week once the registration statement has been declared effective.  Also, beginning in the first full calendar month after the registration of the underlying shares is declared effective, GGI must convert at least 10%, but no more than 40%, of the face value of the Notes per calendar month into common shares of the Company, provided that the common shares are available, registered and freely tradeable.    The Company may reduce the monthly maximum figure from 40% to 6% for any three calendar months (but not two consecutive calendar months) during the term of Notes by giving written notice at least 10 business days prior to the first applicable month.  GGI and the Company shall enter into three additional $1,000,000 convertible debentures, each with the same terms as above.  The agreement also allows the Company to register up to an additional 20,000,000 shares for sale or issuance to parties other than GGI in the registration statement.

  As a result of the modification of the debt, the Company recognized a gain in the quarter ended June 30, 2006 on the debt extinguishment for the difference between the fair value of the Notes and warrant and derivative liabilities immediately before the modification and after the modification as part of the change in fair value of derivative and warrant liabilities.

  The balance of the Debenture, including accrued interest, at June 30, 2006 was $59,361 (net of unamortized discount of $31,111).  Interest expense on the Debentures for the three and six months ended June 30, 2006, excluding amortization of the discount, was $725 and $1,265, respectively.

  Shareholder Notes

  During the three-months ended June 30, 2006, the Company borrowed $450,697 from three shareholders.  These loans bear interest at an annual rate of 6% and have a one year maturity.  The Company has the option to repay principal and accrued interest in cash or by issuing a total of 6,450,000 shares of its common stock.  Interest accrued during the three-months ended June 30, 2006 and charged to operations totaled $3,968.  In connection with these loans, the Company paid fees totaling $35,049 which have been classified as a prepaid expense and are being amortized to operations over the term of the debt.  For the three-months ended June 30, 2006, amortization expense amounted to $5,805 which was charged to interest expense.

  Since the shareholder notes allow the holders to convert the outstanding principal amount into shares of the Company’s common stock at a discount to fair value, the Company recorded a BCF of $450,697 in 2006.  The amount was recorded as a debt discount and is being amortized as interest expense over the life of the Debentures.  Total interest expense related to the amortization of the discount during the three months ended June 30, 2006 was $112,674.  The balance of the shareholder notes, including accrued interest, at June 30, 2006, was $454,421.

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Three and Six Months Ended June 30, 2006 and 2005

  NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

  On August 30, 1986, the Company entered into a funding agreement with the Advanced Technology Center (“ATC”), whereby ATC paid $45,000 to the Company for the purchase of a royalty of 3% of future gross sales and 6% of sublicense revenue.  The royalty is limited to the $45,000 plus an 11% annual rate of return.  At June 30, 2006, the future royalty commitment is approximately $358,000.  The payment of future royalties is secured by equipment used by the Company in the development of technology as specified in the funding agreement.

  On May 4, 1987, the Company entered into another funding agreement with ATC, whereby ATC provided $63,775 to the Company for the purchase of a royalty of 3% of future gross sales and 6% of sublicense revenues.  The agreement was amended August 28, 1987, and as amended, the royalty cannot exceed the lesser of (1) the amount of the advance plus a 26% annual rate of return or, (2) total royalties earned for a term of 17 years.  At June 30, 2006, the total future royalty commitments, including the accumulated 26% annual rate of return, were approximately $5,416,000.  If the Company defaults on the agreement, then the obligation relating to this agreement becomes secured by the Company's patents, products, and accounts receivable that are related to the technology developed with the funding.

  In 1994, the Company issued to Variety Investments, Ltd. of Vancouver, Canada (“Variety”) a 22.5% royalty interest on the Fatigue Fuse in consideration for the cash advances made to the Company by Variety.  In December 1996, in exchange for the Company issuing 250 shares of its common stock to Variety, Variety reduced its royalty interest to 20%.  In 1998, in exchange for the Company issuing 733 shares of its common stock to Variety, Variety reduced its royalty interest to 5%.

  As discussed in Note 8, the Company granted a 1% royalty interest in the Company's Fatigue Fuse and a 0.5% royalty interest in EFS to a shareholder as partial consideration on a $25,000 loan made by the shareholder to the Company.

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Three and Six Months Ended June 30, 2006 and 2005

  NOTE 7 – COMMITMENTS AND CONTINGENCIES, continued

  A summary of royalty interests that the Company has granted and are outstanding as of June 30, 2006 follows:

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

  Through June 30, 2006, the Company owes no royalties under any agreements, as sales of the products have not yet begun.

  Litigation

  In July 2002, the Company settled its pending lawsuit related to a contract dispute with Mr. Stephen Beck.  In March 2006, Mr. Beck filed a lawsuit against the Company alleging breach of contract related to the lawsuit settlement and seeks approximately $135,000 in damages, plus the issuance of 3,896,620 shares of the Company’s common stock to which he believes he is entitled, plus interest.  The Company has only recently been served with the lawsuit and does not have an opinion as to its validity at this time.  During the three months ended March 31, 2006, the Company issued Mr. Beck 1,203,084 shares of its common stock related to ongoing negotiations with Mr. Beck.  The value of the shares issued to Mr. Beck was $173,244 and has been included in general and administrative expenses in the accompanying statement of operations.

  The Company has also been named as a defendant in a lawsuit alleging breach of contract due to the Company’s failure to pay certain amounts due to a consultant for services.  The Company asserts that the contract was unenforceable due to a number of factors.   Legal counsel has advised the Company that it is premature to estimate the outcome or the range of damages that may occur if the case is not settled in the Company’s favor.

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Three and Six Months Ended June 30, 2006 and 2005

  NOTE 7 – COMMITMENTS AND CONTINGENCIES, continued

  In the ordinary course of business, The Company may be from time to time involved in other various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  However, in the opinion of our management, matters currently pending or threatened against us are not expected to have a material adverse effect on the Company’s financial position or results of operations.

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

  These shares are convertible to shares of the Company's common stock at a conversion price of $0.72 (“initial conversion price”) per share of Class A preferred stock that will be adjusted depending upon the occurrence of certain events.  The holders of these preferred shares shall have the right to vote and cast that number of votes which the holder would have been entitled to cast had such holder converted the shares immediately prior to the record date for such vote.  The holders of these shares shall participate in all dividends declared and paid with respect to the common stock to the same extent had such holder converted the shares immediately prior to the record date for such dividend.

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Three and Six Months Ended June 30, 2006 and 2005

  NOTE 8 – STOCKHOLDERS' DEFICIT, continued

  Class B Preferred Stock

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

  Class C Preferred Stock

  Each shareholder of Class C preferred stock is entitled to receive a cumulative dividend of 8% per annum for a period of two years.  Dividends do not accrue or are payable except out of earnings before interest, taxes, depreciation and amortization.  At June 30, 2006, no dividends are payable to Class C preferred shareholders.  Holders of the Class C preferred stock are junior to holders of the Company’s Class A and B preferred stock, but hold a higher position than common shareholders in terms of liquidation rights.  Holders of Class C preferred stock have no voting rights.  Holders of Class C preferred stock have the right to convert their shares to common stock on a one-to-one basis.

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

  During the six months ended June 30, 2006, the Company converted the remaining 1,420,000 Class D preferred shares outstanding into 1,420,000 shares of the Company’s common stock.

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Three and Six Months Ended June 30, 2006 and 2005

  NOTE 8 – STOCKHOLDERS' DEFICIT, continued

  Class A Common Stock

  The holders of the Company's Class A common stock are entitled to one vote per share of common stock held.

  Except for the Ischian sales (see below), during the six months ended June 30, 2006, the Company issued a total of 8,806,138 shares of common stock for total proceeds of $1,976,702 (net of offering costs of $3,600), of which $1,333,907 has not been collected but is included in notes receivable – common stock in the accompanying balance sheet.  The notes receivable balance is comprised of 4 separate notes.  Three notes receivable, totaling $333,907 in principal as of June 30, 2006, accrue interest at 6% and are due through May 2007.  During the quarter ended June 30, 2006 the Company recorded interest income of $2,439 related to these three notes.  The fourth note receivable, totaling $1,000,000, accrues interest at 6% and is due in August 2006.  During the quarter ended June 30, 2006 the Company recorded interest income of $8,219.

  During the six months ended June 30, 2006, the Company purchased 62,000 shares of its own common stock in the public market for a cost of $8,623.  During the six months ended June 30, 2006, the Company cancelled all 138,800 shares of its treasury stock.

  In July 2005, the Company entered into a Regulation S stock purchase agreement (the “Ischian Agreement”) with Ischian Holdings, Ltd. (“Ischian”), a British Virgin Islands company.  Pursuant to the Ischian Agreement, Ischian was able to purchase up to 8.5 million shares of the Company’s common stock through November 2005 at a stated discount to the bid price of the Company’s common stock.  The shares purchased under the terms of the Ischian Agreement have a one-year restriction on resale within the United States.  A commission of 15 percent of the net proceeds from the sale of the Company’s common stock to Ischian, collectively, will be paid to two consultants.  During the six months ended June 30, 2006, pursuant to an isolated verbal extension of the agreement, the Company issued to Ischian a total of 5,351,240 shares of common stock.  Of these shares, 3,506,148 shares were issued for no additional consideration to reduce the average per share price paid by this investor pursuant to the agreement.  The remaining 1,845,092 shares were issued for cash consideration of $29,878.

  In June 2006 Birchington purchased 1,755,000 shares for total proceeds of $17,550 in accordance with the downside protection provision of the April Birchington Agreement.  The Company reclassified $403,650 from investments derivative liability at the time of the share purchase.

  From time to time, the Company issues its common shares and holds the shares in escrow on behalf of another party until consummation of certain transactions.  The following is a reconciliation of shares issued and outstanding as of June 30, 2006:

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Three and Six Months Ended June 30, 2006 and 2005

  NOTE 8 – STOCKHOLDERS' DEFICIT, continued

              Issued shares                                                                       254,056,546
              Less shares held in escrow:
                Shares held in escrow as downside price protection on
                  the investment in Birchington (see Note 3)                          (1,800,000)
                Shares held as collateral for contemplated debt
                  financing                                                                          (61,864,114)
                Other                                                                                            (843)
                                                                                                         (65,419,957)

              Outstanding shares (including shares committed)                  190,391,589
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

  2006

  On January 10, 2006, the Company issued 1,476,000 shares of its common stock to three consultants for services valued at $236,200.  On January 16, 2006, the Company issued 250,000 shares of its common stock to a consultant for services valued at $40,000.  On January 25, 2006, the Company issued 4,000,000 shares of its common stock to a consultant for services valued at $512,000.  On January 25, 2006, the Company issued 1,420,000 shares of its common stock in exchange for the cancellation of 1,420,000 shares of Class D preferred stock.  On February 1, 2006, the Company issued 1,000,000 shares of its common stock to a consultant for services valued at $120,000.  On February 8, 2006, the Company issued 500,000 shares to one of its advisors in connection to the development of its products valued at $36,000.  On February 8, 2006, the Company issued 600,000 shares of its common stock to a consultant for services valued at $72,000.  On February 13, 2006, the Company issued 1,203,084 shares of its common stock to Mr. Stephen Beck in connection with his lawsuit valued at $173,244 (see Note 7).  The shares were valued at par.  On February 22, 2006, the Company issued 50,000 shares of its common stock for clerical services valued at $5,600.  On February 23, 2006, the Company issued 700,000 shares of its common stock to its attorney for services valued at $72,800.  On March 1, 2006, the Company issued 50,000 shares of its common stock to a consultant for services valued at $5,600.  On March 14, 2006, the Company issued 3,900,000 shares of its common stock in connection with its private offerings.  The shares were valued $343,200 and charged to consultant expense.  On March 23, 2006, the Company issued 2,000,000 shares of its common stock to a consultant for services rendered valued at $336,000.  On March 29, 2006, 160,000 shares that were originally issued were returned to the Company, as they were issued in error.

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Three and Six Months Ended June 30, 2006 and 2005

  NOTE 8 – STOCKHOLDERS' DEFICIT, continued

  On April 28, 2006, the Company issued 50,000 shares to an attorney for services valued at $13,500.  On May 9, 2006, the Company issued 250,000 shares of its common stock to a consultant for services rendered in connection with development of its products valued at $50,000.  On May 11, 2006, the Company issued 100,000 shares of its common stock to a consultant for services rendered in connection with development of its products valued at $25,000.  On May 12, 2006, the Company issued 200,000 to three attorneys for various services rendered valued at $48,000.  On the same day, the Company issued 50,000 shares of its common stock to an outside accountant for services valued at $12,000.  On May 15, 2006, the Company issued 200,000 shares of its common stock to a consultant for services rendered in connection with development of its products valued at $40,000.  On June 5, 2006, Company issued 25,000 shares of its common stock to an outside accountant for services valued at $2,750.  On June 13, 2006, the Company issued 200,000 shares of its common stock to a consultant for services rendered in connection with development of its products valued at $20,000. On June 16, 2006, the Company issued 50,000 shares to an attorney for services valued at $4,500.  On June 23, 2006, the Company issued 200,000 shares of its common stock to a consultant for services rendered in connection with the development of its products valued at $20,000.  On June 26, 2006, the Company issued 500,000 shares to a consultant for services valued at $40,000.

  Certain common shares issued above for services rendered were subject to a two-year lockup agreement and were valued at 80% of the market price of the Company’s common stock on the respective date of issuance.

  2005

  On January 14, 2005, the Company issued 500,000 shares through the conversion of 500,000 shares of its Series D preferred stock.  On February 7, 2005, the Company issued 400,000 shares for consulting services.  These shares are subject to a 30-month lock-up agreement and were valued at $555,000. On March 11, 2005, the Company issued 75,750 shares for consulting services.  The shares are subject to a two-year lock-up agreement and were valued at $90,000.  On March 24, 2005, the Company issued 500,000 shares for consulting services.  The shares are subject to a two-year lockup and were valued at $580,000.

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Three and Six Months Ended June 30, 2006 and 2005

  NOTE 8 – STOCKHOLDERS' DEFICIT, continued

  On April 4, 2005 the Company issued 5,000 shares for consulting services.  These shares are subject to a two-year lock-up agreement and were valued at $4,800.  On April 13, 2005 the Company issued 50,000 shares to an employee for compensation.  These shares are subject to a two-year lock-up agreement and were valued at $54,000.  On April 20, 2005, the Company issued 10,000 shares of its common stock to a shareholder pursuant to an agreement whereby all Company shares held by him are locked up for one year.  The Company valued these shares at $11,700.  On April 26, 2005, the Company issued 125,000 shares for research consulting services.  These shares are subject to a two-year lock-up agreement and were valued at $130,000.  On May 17, 2005, the Company issued 5,850,000 shares of its common stock in exchange for 5,850,000 shares of common stock of Birchington (see Note 3).  These shares are subject to a one-year lock-up agreement and were valued at $1,661,400.  Additionally, the Company issued 885,000 shares to consultants in connection with the transaction (300,000 of which were issued for $300 in addition to services rendered), which were reflected as a reduction of the per share value of the Company shares issued.

  NOTE 9 – RELATED PARTY TRANSACTIONS

  During 2003, the Company issued 5,000,000 shares of its common stock to the Company’s president in consideration for a promissory note.  The value assigned to shares and the related promissory note was discounted for illiquidity and restrictions on resale amounting to $50,000.  The note bears interest at an annual rate of 8% and matures on September 26, 2006, when the $50,000 plus accrued interest becomes fully due.  The balance of the note as of June 30, 2006 was $61,069.  Interest of $997 and $1,994 was credited to operations during the three-months and six-months ended June 30, 2006 and 2005, respectively.

  As of June 30, 2006, the Company was owed $2,496 from its President.  The loan is assessed interest at an annual rate of 10%.  Interest credited to operations relating to this loan during the three-months and six-months ended June 30, 2006 amounted to $142 and $195.  Interest credited to operations relating to this loan during the three-months and six-months ended June 30, 2005 amounted to $50 and $98, respectively.

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

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Three and Six Months Ended June 30, 2006 and 2005

  NOTE 10 – STOCK-BASED COMPENSATION PLANS , continued

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

  The Company also has agreements with two consultants whereby the Company will grant options to purchase shares of its common stock upon the Company increasing its annual revenue by $5 million in any fiscal year over its revenues in 2002.  The collective number of shares to be issued will give the two consultants a fifteen percent interest in the outstanding shares of the Company’s common stock.  No grants have been made pursuant to these agreements as the Company has not achieved the required revenues.  There was no activity in any of the Company’s stock option plans in 2006 or 2005 and no options were outstanding as of June 30, 2006.

  Stock Warrants

  At June 30, 2006, the Company’s only outstanding warrants are the 50,000,000 warrants associated with GGI (see Note 6).

  NOTE 11 – SUBSEQUENT EVENTS

  Subsequent to June 30, 2006 the Company issued: 1,113,250 shares of common stock for services, valued at approximately $85,000; 38,964,082 shares of common stock in escrow in connection with a pending transaction that is expected to close in the third quarter of 2006; and 774,626 shares of common stock under the Ischian agreement for total net cash proceeds of approximately $19,000.

  On July 17, 2006, Palisades converted $100,000 of its convertible note into 2,500,000 shares of Class A common stock in accordance with the terms of the Debentures.

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

  Results of Operations for the Three Months Ended June 30, 2006 and 2005

  Introduction

            We had no revenues for the second quarter of 2006.  For the second quarter of 2005 and the first quarter of 2006, revenues were limited exclusively to our research contracts with Northrop Grumman.  Most of our research and development costs in both years are related to the recorded cost of stock issued to third party consultants.  Net income was primarily generated as a result of the large decrease in the fair value of derivatives, due mainly to a decrease in the Company’s stock price during the quarter.  As a result, although we had net income of almost

  $4,000,000, as explained more fully below it was a result of the adjustment in the fair value of derivates, and our loss from operations was almost $700,000.

  Revenues and Loss from Operations

            Our revenue, research and development costs, general and administrative expenses, and loss from operations for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005 and March 31, 2006, are as follows:

	3 Months Ended June 30, 2006	3 Months Ended June 30, 2005	Percentage Change	3 Months Ended March 31, 2006

Revenue	$-	$15,791	(100)%	$28,846
Research and development costs	295,047	183,017	61%	185,152
General and administrative expenses	418,311	262,038	53%	2,523,819

Loss from operations	$(713,358)	$(429,264)	62%	$(2,680,125)
	=========	=========		=========

            Our revenue for all quarters shown above came from our research contracts with Northrop Grumman.

            During the three month periods ended June 30, 2006 and 2005, we incurred research and development costs of $295,047 and $183,017, respectively.  Of the $295,047 incurred in 2006, $155,000 was related to the issuance of 950,000 shares of our common stock for services provided by consultants.  Of the $183,017 incurred in 2005, $130,000 was related to the issuance of 125,000 shares of our common stock for services provided.

            During the three month period ended March 31, 2006, we incurred research and development costs of $185,152, of which $112,000 was related to the issuance of 975,000 shares of our common stock for services provided by employees.

            General and administrative expenses were $418,311 and $262,038, respectively, for the three month periods ended June 30, 2006 and 2005.  The major expenses incurred during the three months ended June 30, 2006 and 2005, and March 31, 2006, were:

	3 Months Ended June 30, 2006	3 Months Ended June 30, 2005	3 Months Ended March 31, 2006

Consulting Services	$136,967	$84,893	$1,958,498
Officer’s Salary	48,000	45,000	48,000
Secretarial Salary	19,901	10,670	15,377
Professional Fees	116,450	62,241	341,230
Office Expense	13,481	13,449	10,444
Travel Expenses	43,098	10,237	20,632
Rent	7,044	7,044	7,044
Franchise and Other Taxes	4,356	2,538	5,813
Payroll Taxes	8,006	4,609	8,784
Telephone	4,070	3,266	4,852

            Of the $136,967 incurred for consulting services for the second quarter of 2006, $40,000 relates to the issuance of 500,000 shares of our common stock.  Of the $84,893 incurred for consulting services for the second quarter of 2005, $58,800 relates to the issuance of 65,000 shares of common stock.

            Of the $1,958,498 incurred for consulting services for the first quarter of 2006, $1,589,000 relates to the issuance of 12,801,000 shares of our common stock.

  Other Income and Expenses and Net Loss

            Our other income and expenses and net loss for the three months ended June 30, 2006 and 2005, as compared to the three months ended March 31, 2006 are as follows:

	3 Months Ended June 30, 2006	3 Months Ended June 30, 2005	Percentage Change	3 Months Ended March 31, 2006

Interest expense	$(273,900)	$(167,981)	63%	$(149,938)
Other than temporary impairment of securities	(1,791,300)	-	100%	-
Realized/unrealized loss on securities	(103)	(41)	148%	(23)
Change in fair value of investments derivative liability	114,996	-	100%	(76,911)
Change in fair value of warrants derivative liability	2,257,071	-	100%	(930,369)
Interest income	16,357	5,867	179%	3,891
Gain (loss) on sale of assets	7,008	-	100%	-

Net loss	$(383,319)	$(591,419)	(35)%	$(3,834,275)
	=========	=========		==========

            During the three months ended June 30, 2006, we incurred interest expenses of $273,900.  Of this amount, $225,790 relates to the amortization of the discounts on the Company’s convertible debentures.  The Company impaired its investment in Birchington Shares by $1,791,300 during the quarter.  The change in fair value of investments derivative liability was $114,996, due mostly to the change in the Company’s stock price during the quarter.  The change in the fair value of derivative and warrant liability was $2,257,071, due mostly to the modification of the GGI note and the change in the Company’s stock price during the quarter.  Interest income during the three month period was $16,357 of which $142 was accrued on amounts due from our president and $1,462 was earned on our investments.  We had a gain from the sale of assets of $7,008.

            During the three months ended June 30, 2005, we incurred interest expenses of $167,981.  Of this amount, $67,438 relates to the accrual of interest on the Company’s obligations, and $99,856 relates to amortization of the discounts on the Company’s convertible debentures.  There was no change in fair value of investments derivative liability.  Interest income during the three month period was $5,867 of which $1,047 was accrued on amounts due from our president and $4,820 was earned on our investments.

  Results of Operations for the Six Months Ended June 30, 2006 and 2005

  Introduction

            As with our quarterly results, our revenues for the first six months of 2006 were substantially similar to the first six months of 2005, and were limited exclusively to our research contracts with Northrop Grumman.  Most of our research and development costs in both years are related to the recorded cost of stock issued to third party consultants.  Net income was generated primarily as a result of the large decrease in the fair value of derivatives, due mainly due to a decrease in the Company’s stock price during the six months.

  Revenues and Loss from Operations

            Our revenue, research and development costs, general and administrative expenses, and loss from operations for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, are as follows:

	6 Months Ended June 30, 2006	6 Months Ended June 30, 2005	Percentage Change

Revenue	$28,846	$34,099	(15%)
Research and development costs	480,199	1,395,199	(66%)
General and administrative expenses	2,942,132	583,600	404%

Loss from operations	$(3,393,485)	$(1,944,700)	74%
	==========	==========

            Our revenue for both periods shown above came from our research contracts with Northrop Grumman.

            During the six month periods ended June 30, 2006 and 2005, we incurred research and development costs of $480,199 and $1,395,199, respectively.  Of the $480,199 incurred in 2006, $267,000 was related to the issuance of 1,925,000 shares of our common stock for services provided by employees.  Of the $1,395,199 incurred in 2005, $1,265,000 was related to the issuance of 1,025,000 shares of our common stock for services provided.

            General and administrative expenses were $2,942,132 and $583,600, respectively, for the six month periods ended June 30, 2006 and 2005, respectively.  The major expenses incurred during the six months ended June 30, 2006 and 2005 were:

	6 Months Ended June 30, 2006	6 Months Ended June 30, 2005

Consulting Services	$2,095,465	$211,495
Officer’s Salary	96,000	99,000
Secretarial Salary	35,278	21,244
Professional Fees	457,680	116,437
Office Expense	23,925	17,286
Travel Expenses	63,730	26,463
Rent	14,088	14,088
Franchise and Other Taxes	10,970	9,981
Payroll Taxes	16,790	14,100
Telephone	8,922	9,946

            Of the $2,095,465 incurred for consulting services for the first six months of 2006, $1,291,400 relates to the issuance of 9,451,000 shares of our common stock.  Of the $211,495 incurred for consulting services for the first six months of 2005, $160,500 relates to the issuance of 130,000 shares of common stock.

  Other Income and Expenses and Net Loss

            Our other income and expenses and net loss for the six months ended June 30, 2006 and 2005 are as follows:

	6 Months Ended June 30, 2006	6 Months Ended June 30, 2005	Percentage Change

Interest expense	$(423,928)	$(333,334)	27%
Other than temporary impairment of securities	(1,791,300)	-	100%
Realized/unrealized loss on securities	(127)	(3,540)	(96%)
Change in fair value of investments derivative liability	38,085	-	100%
Change in fair value of warrants derivative liability	1,326,702	-	100%
Interest income	20,248	10,890	86%
Gain (loss) on sale of assets	7,008	-	100%

Net loss	$(4,217,597)	$(2,271,484)	86%
	==========	==========

            During the six months ended June 30, 2006, we incurred interest expenses of $423,928.  Of this amount, $325,644 relates to the amortization of the discounts on the Company’s convertible debentures.  The Company impaired its investment in Birchington Shares by $1,791,300 during the period.  The change in fair value of investments derivative liability was $38,085, due mostly to the change in the Company’s stock price during the period.  The decrease in fair value of warrants derivative liability was $1,326,702, due mostly to the modification of the GGI note and the change in the Company’s stock price during the period.  Interest income during the six month period was $20,248 of which $398 was accrued on amounts due from our president and $4,025 was earned on our investments, and $12,750 was accrued on amount due from shareholders.

            During the six months ended June 30, 2005, we incurred interest expense of $333,334.  Of this amount, $132,249 relates to the accrual of interest on the Company’s obligations and $199,710 relates to the amortization of the discounts on the Company’s convertible debentures.  Interest income during the 6 month period was $10,890 of which $1,949 was accrued on amounts due from our president and $8,941 was earned on our investments.

  Liquidity and Capital Resources

  Introduction

            During the three months ended June 30, 2006, we did not generate positive cash flow.  As a result, we funded our operations through the sale of our common stock, and loans.

            Our cash, investments in marketable securities held for trading, investments in marketable securities available for sale, prepaid expenses and other current assets, total current assets, total assets, total current liabilities, and total liabilities as of June 30, 2006, as compared to June 30, 2005 and March 31, 2006, were as follows:

	June 30,	June 30,	March 31,
	2006	2005	2006

Cash	$553,395	$301,296	$22,695
Marketable securities – trading	131,855	10,795	130,392
Marketable securities – available-for-sale	107,917	782,726	174,435
Prepaid expenses and other	36,591	-	2,206
Total current assets	829,758	518,869	329,728
Total assets	2,633,977	8,432,886	3,929,185
Total current liabilities	1,862,094	1,189,785	2,160,100
Total liabilities	8,429,464	1,875,529	10,919,135

  Cash Requirements

              For the six months ended June 30, 2006, our net cash used in operations was $(796,307), compared to $(569,006) for the six months ended June 30, 2005.  Negative operating cash flows during the six months ended June 30, 2006, were primarily created by a net loss from operations of $4,217,597 and change in fair value of derivative and warrant liabilities of $1,364,787, offset by non-cash stock related expenses of $2,534,644, other than temporary impairment of securities of $1,791,300, and amortization of discount on convertible debenture of $325,644.  Because of our need for cash to fund our continuing research and development, we do not have an opinion as to how indicative these results will be of future results.

            Negative operating cash flows during the six months ended June 30, 2005, were primarily created by a net loss from operations of $2,271,484, offset by non-cash stock related expenses of $1,425,500, amortization of discount on convertible debenture of $199,710, and decrease in accounts payable and accrued expenses of $73,467

  Sources and Uses of Cash

            Net cash provided by investing activities for the six months ended June 30, 2006 and 2005, were $179,986 and $770,314, respectively.  For the six months ended June 30, 2006, the net cash came primarily from the sale of marketable securities in the amount of $174,988 and the proceeds from the sale of property and equipment of $9,000, offset by the amount for purchase of securities of $(4,002).

            Net cash provided by financing activities for the six months ended June 30, 2006 and 2005, were $1,122,371 and $(812), respectively.  For the six months ended June 30, 2006, the net cash came primarily from the sale of common stock and warrants in the amount of $690,346 and proceeds from convertible debentures and other notes payable of $465,648, offset by a principal reduction in notes payable of $(25,000) and the purchase of treasury stock of $(8,623).

            We are not generating sufficient cash flow from operations to fund growth.  We cannot predict when we will begin to generate revenue from the sale of our products, and until that time, we will need to raise additional capital through the sale of our equity securities.  If we are unsuccessful in raising the required capital, we may have to curtail operations.

            Our financial statements have been prepared assuming we will continue as a going concern.  Because we have generated very limited revenues, and have minimal capital resources, our Independent Registered Public Accounting Firm included an explanatory paragraph in their report on the December 31, 2005 financial statements raising substantial doubt about our ability to continue as a going concern.

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

  ITEM 3          Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

            We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

            A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of June 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level:

            1.         We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2007.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

  PART II – OTHER INFORMATION

  ITEM 1          Legal Proceedings

            In the ordinary course of business, we may from time to time be involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  However, in the opinion of our management, other than as set forth in our annual report for the year ended December 31, 2005, and as updated in subsequent quarterly reports and herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

  ITEM 2          Unregistered Sales of Equity Securities and Use of Proceeds

            On April 3, 2006, we issued 1,000,000 shares of our Class A common stock, restricted in accordance with Rule 144, to one shareholder for services rendered.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was accredited.

            On April 7, 2006, we issued a total of 1,659,901 shares of our Class A common stock, restricted in accordance with Rule 144, to one investor for cash consideration of $29,878.  The issuance was exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, and the investor was accredited.

            On April 12, 2006, we issued a total of 2,000,000 shares of our Class A common stock, restricted in accordance with Rule 144, to one investor for a note receivable of $100,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was accredited.

            On April 25, 2006, we issued a total of 2,000,000 shares of our Class A common stock, restricted in accordance with Rule 144, to one investor for a note receivable of $100,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was accredited.

            On April 27, 2006, we issued a total of 4,000,000 shares of our Class A common stock, restricted in accordance with Rule 144, to one investor for cash consideration of $200,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor is a sophisticated investor who is familiar with our operations.

            On May 9, 2006, we issued a total of 250,000 shares of our Class A common stock, restricted in accordance with Rule 144, to one shareholder for services rendered valued at $50,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor who is familiar with our operations.

            On May 11, 2006, we issued a total of 2,000,000 shares of our Class A common stock, restricted in accordance with Rule 144, to one shareholder in exchange for a note receivable in the amount of $1,000,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor who is familiar with our operations.

            On June 2, 2006, we executed a Securities Purchase Agreement with La Jolla Cove Investors, Inc.  Under the terms of the Agreement, in exchange for a warrant premium of $50,000, we issued to La Jolla warrants to purchase up to 20,000,000 shares of our Class A common stock.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited.

            On or about June 19, 2006, a total of 1,755,000 shares were purchased from escrow by Birchington Investments Limited for cash consideration of $17,550.  The shares were purchased pursuant to the downside price protection provisions of our agreement with Birchington.  The shares were previously issued but not outstanding.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were accredited.

            On June 26, 2006, we issued a total of 500,000 shares of our Class A common stock, restricted in accordance with Rule 144, to one shareholder for services rendered on our behalf valued at $40,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor who is familiar with our operations.

            On June 26, 2006, we issued a total of 2,000,000 shares of our Class A common stock, restricted in accordance with Rule 144, to one investor for a note receivable of $100,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was accredited.

            On June 28, 2006, we issued a total of 2,000,000 shares of our Class A common stock, restricted in accordance with Rule 144, to one investor for a note receivable of $100,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was accredited.

  ITEM 3          Defaults Upon Senior Securities

            There have been no events which are required to be reported under this Item.

  ITEM 4          Submission of Matters to a Vote of Security Holders

            There have been no events which are required to be reported under this Item.

  ITEM 5          Other Information

            None.

  ITEM 6          Exhibits

  (a)        Exhibits

3.1 (1)	Certificate of Incorporation of Material Technologies, Inc.

3.2 (2)	Certificate of Amendment to Articles of Incorporation dated February 16, 2000

3.3 (2)	Certificate of Amendment to Articles of Incorporation dated July 12, 2000

3.4 (2)	Certificate of Amendment to Articles of Incorporation dated July 31, 2000

3.5 (3)	Amended and Restated Certificate of Incorporation dated September 12, 2003

3.6 (1)	Bylaws of Material Technologies, Inc.

4.1 (1)	Class A Convertible Preferred Stock Certificate of Designations

4.2 (1)	Class B Convertible Preferred Stock Certificate of Designations

10.1 (4)	Addendum to Convertible Debenture, Warrant to Purchase Common Stock, and Securities Purchase Agreement with Golden Gate Investors, Inc. dated May 2, 2006

10.2 (5)	Securities Purchase Agreement with La Jolla Cove Investors, Inc.

10.2 (5)	Warrant with La Jolla Cove Investors, Inc.

10.3 (6)	Regulation S Distribution Agreement and Instruction of Escrow dated May 31, 2006

10.4 (7)	Addendum to Warrant to Purchase Common Stock with La Jolla Cove Investors, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 17, 2006	/s/ Robert M. Bernstein
	By:	Robert M. Bernstein
	Its:	President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Director