Form 10QSB
period 2006-09-30
MATERIAL TECHNOLOGIES INC /CA/
filed 2006-11-14
CIK 1036668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of November 2, 2006, there were 300,134,942 shares issued, and 259,351,568 shares outstanding, of our Series A common stock.  As of November 2, 2006, there were 600,000 shares of Series B common stock issued and outstanding.

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

ITEM 1.       Financial Statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30,
2006

ASSETS

Current assets:
Cash and cash equivalents	$603,804
Investments in marketable securities held for trading	133,482
Investments in marketable securities available for sale	87,466
Prepaid expenses and other current assets	7,347

Total current assets	832,099

Investments in non-marketable securities	1,791,300
Property and equipment, net	6,822
Intangible assets, net	3,449
Deposit	2,348

$2,636,018
==============

See accompanying notes to the consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30,
2006

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$287,974
Current portion of research and development sponsorship payable	25,000
Notes payable	89,732
Investments deriviative liability	54,000
Convertible debentures and accrued interest payable, net of discount
of $99,855	1,910,008

Total current liabilities	2,366,714

Research and development sponsorship payable, net of current portion	763,274
Convertible debentures and accrued interest payable, net of discount
of $26,667	64,996
Derivative and warrant liabilities	3,838,354

Total liabilities	7,033,338

Minority interest in consolidated subsidiary	825

Commitments and contingencies

Stockholders' deficit:
Class A preferred stock, $0.001 par value, liquidation preference of $720 per share; 350,000 shares authorized; 337 shares issued
and outstanding	-
Class B preferred stock, $0.001 par value, liquidation preference of
$10,000 per share; 15 shares authorized; none issued and
outstanding	-
Class C preferred stock, $0.001 par value, liquidation preference of
$0.001 per share; 25,000,000 shares authorized; 1,517 shares issued
and outstanding	1
Class D preferred stock, $0.001 par value, liquidation preference of
$0.001 per share; 20,000,000 shares authorized; 0 shares issued
and outstanding	-
Class A Common Stock, $0.001 par value, 1,699,400,000 shares
authorized; 298,952,411 shares issued; 257,151,568 shares outstanding	257,151
Class B Common Stock, $0.001 par value, 600,000 shares authorized,
issued and outstanding	600
Warrants subscribed	10,000
Additional paid-in-capital	64,329,052
Deficit accumulated during the development stage	(67,378,138)
Notes receivable - common stock	(1,408,087)
Treasury stock (190,000 shares at cost)	(12,780)
Accumulated other comprehensive loss	(195,944)

Total stockholders' deficit	(4,398,145)

$2,636,018
==============

See accompanying notes to the consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

						From October 21, 1983
		For the Three Months Ended		For the Nine Months Ended		(Inception)
		September		September		through
		2006	2005	2006	2005	September 30, 2006
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Research and development	$		$22,963	$28,846	$57,062	$5,381,485
Other		-	-	-	-	274,125

Total revenues		-	22,963	28,846	57,062	5,655,610

Costs and expenses:
Research and development		2,420,225	890,607	2,900,425	2,285,806	18,130,311
General and administrative		991,843	495,410	3,933,973	1,079,010	27,732,203

Total costs and expenses		3,412,068	1,386,017	6,834,398	3,364,816	45,862,514

Loss from operations		(3,412,068)	(1,363,054)	(6,805,552)	(3,307,754)	(40,206,904)

Other income (expense):
Modification of research and development sponsorship agreement		-	(7,738,400)	-	(7,738,400)	(7,738,400)
Interest expense		(942,310)	(97,635)	(1,366,238)	(430,969)	(9,106,786)
Other-than-temporary impairment of marketable
securities available for sale		-	-	(1,791,300)	-	(7,994,647)
Realized loss on sale of marketable securities		-	-	(127)	(3,540)	(3,672,566)
Unrealized loss on decrease in market value of
securities held for trading		-	-	-	-	(1,523,310)
Change in fair value of derivative and warrant liabilities		1,917,132	-	3,243,834	-	3,243,834
Change in fair value of investments derivative liability		90,000	-	128,085	-	(457,650)
Interest income		10,451	3,649	30,698	14,539	403,273
Gain (loss) on sale of assets		-	-	7,008	-	7,008
Loss on settlement of indebtness		-	-	-	-	(244,790)
Other expense		(40,000)	-	(40,000)	-	(73,000)

Other income (expense), net		1,035,273	(7,832,386)	211,960	(8,158,370)	(27,157,034)

Loss before provision for income taxes		(2,376,795)	(9,195,440)	(6,593,592)	(11,466,124)	(67,363,938)

Provision for income taxes		-	-	(800)	(800)	(14,200)

Net loss		$(2,376,795)	$(9,195,440)	$(6,594,392)	$(11,466,924)	$(67,378,138)
		========	========	========	========	=============

Per share data:
Basic and diluted net loss per share		$(0.01)	$(0.10)	$(0.04)	$(0.12)
		========	========	========	========
Weighted average Class A common shares
outstanding - basic and diluted		219,843,379	96,309,168	185,420,287	91,756,572
		========	========	========	========

See accompanying notes to the consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

					From October 21, 1983
	For the Three Months Ended		For the Nine Months Ended		(Inception)
	September 30,		September 30,		through
	2006	2005	2006	2005	September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)		(Restated)

Net loss	$(2,376,795)	(9,195,440)	(6,594,392)	$(11,466,924)	$(67,378,138)

Other comprehensive loss:
Temporary increase (decrease) in market
value of securities available for sale	(20,451)	(98,554)	(74,727)	(350,209)	(6,399,291)
Reclassification to other-than-temporary
impairment of marketable securities
available for sale	-	-	-	-	6,203,347

	(20,451)	(98,554)	(74,727)	(350,209)	(195,944)

Net comprehensive loss	$(2,397,246)	(9,293,994)	(6,669,119)	$(11,817,133)	$(67,574,082)
	========	========	========	========	==============

See accompanying notes to consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From October 21, 1983
	For the Nine Months Ended		(Inception)
	September 30,		through
	2006	2005	September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)
Cash flows from operating activities:
Net loss	$(6,594,392)	$(11,466,924)	$(67,378,138)
Adjustments to reconcile net loss to net cash used in
in operating activities:
Write off of in process research and development	2,134,153	-	2,134,153
Issuance of common stock for services	3,140,921	10,320,536	27,693,134
Issuance of common stock for modification of
research and development sponsorship agreement	-	-	7,738,400
Fair value of derivative and warrant liabilities	(3,243,384)	-	2,673,354
Net realized and unrealized loss on marketable securities
held for trading	-	3,540	5,195,749
Other-than-temporary impairment of marketable
securities available for sale	1,791,300	-	7,994,647
Legal fees incurred for note payable	-	-	1,456,142
Accrued interest expense added to principal	128,573	129,343	1,106,976
Amortization of discount on convertible debentures	1,234,489	299,565	1,960,070
Change in fair value of investments derivative liability	(128,085)	-	457,650
Accrued interest income added to principal	(15,156)	(3,142)	(318,977)
Loss on settlement of indebtedness	-	-	244,790
Depreciation and amortization	36,480	6,197	248,463
Gain on sale of equipment	(7,008)	-	(114,730)
(Increase) decrease in receivables due on research
contract	70,825	(1,212)	(50,328)
Increase in prepaid expenses and other		-
current assets	(69,487)	-	(69,487)
Increase in deposits	-	-	(2,348)
(Decrease) increase in accounts payable and
accrued expenses	273,085	(92,788)	1,404,253

Net cash used in operating activities	5,239,082	(804,885)	(7,626,227)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	175,012	1,481,601	3,253,808
Purchase of marketable securities	(5,653)	(507,070)	(1,902,687)
Payment received on officer loans	-	-	876,255
Funds advanced to officers	-	-	(549,379)
Purchase of property and equipment	(2,827)	(2,598)	(272,573)
Investment in joint ventures	-	-	(102,069)
Proceeds from foreclosure	-	-	44,450
Proceeds from the sale of property and equipment	9,000	-	19,250
Payment for license agreement	-	-	(6,250)

Net cash provided by investing activities	175,532	971,933	1,360,805

See accompanying notes to consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From October 21, 1983
	For the Nine Months Ended		(Inception)
	September 30,		through
	2006	2005	September 30, 2006

Cash flow from financing activities:
Proceeds from the sale of common stock and warrants	$1,209,818	$201,366	$4,875,915
Proceeds from convertible debentures and other
notes payable	465,648	-	1,812,717
Proceeds from the sale of preferred stock	-	-	473,005
Principal reduction on notes payable	(25,000)	-	(25,000)
Costs incurred in offerings	-	-	(487,341)
Capital contributions	-	-	301,068
Purchase of treasury stock	(21,403)	(7,316)	(76,138)
Payment on proposed reorganization	-	-	(5,000)

Net cash provided by financing activities	1,629,063	194,050	6,869,226

Net change in cash and cash equivalents	7,043,677	361,098	603,804

Cash and cash equivalents, beginning of period	47,345	100,800	-

Cash and cash equivalents, end of period	$7,091,022	$461,898	$603,804
	============	============	=================

Supplemental disclosure of cash flow information:
Interest paid during the period	$4,484	$2,064
	============	============
Income taxes paid during the period	$800	$800
	============	============

Supplemental disclosures of non-cash investing and financing activities:

2006

During the nine months ended September 30, 2006, the Company issued 26,958,687 shares of its Class A common stock for consulting services valued at $3,100,921 and cancellation of future royalties valued at $40,000.

The Company issued 1,420,000 shares of its Class A common stock through the conversion of 1,420,000 shares of Class D preferred stock.

Duirng the nine months ended September 30, 2006, the Company issued 25,000,000 shares in exchange for promisory notes with face values totaling $1,649,600.

During the nine months ended September 30, 2006, the Company issued 2,500,000 shares of its common stock in exchange for the cancellation of $100,000 of indebtedness due on a convertible debenture.

During the nine month period, the Company agreed to increase the obligation to the debtholder from $1,331,860 to $2,000,000. The increase in the amount related primarily to $249,610 of expenses that were paid by the debt holder on behalf of the Company and $418,530 of additional accrued interest, which was charged to interest expense during the period.

During the nine months ended September 30, 2006, the Company recorded a debt discount related to the Beneficial Conversion Feature of the convertible debt issued in the amount of $450,697.

During the nine months ended September 30, 2006, the Company issued 6,450,000 shares of its common stock in the conversion of indebtedness amounting to $450,697 in accordance with the conversion rates stipulated in the various arrangements.

During the nine months ended September 30. 2006, the Company issued 37,630,750 shares of common stock for $500,000 in cash and $2,134,153 of in process research and development costs (see Note 8).

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

For the Three and Nine Months Ended September 30, 2006 and 2005

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

On March 13, 2003, the Company formed Matech Aerospace, Inc., a Nevada corporation (“Aerospace”).  Aerospace was formed as a wholly owned subsidiary of the Company to advertise, market and sell all manufacturing and marketing rights to the Company’s products and technologies in all commercial markets within the United States.  During 2003, Aerospace sold shares of its common stock to investors.  As of September 30, 2006, the Company holds a 99% interest in Aerospace.  At the present time there is no activity in Aerospace and the Company does not anticipate nor reasonably foresee any business activity in Aerospace in the near future.

On August 18, 2006, the Company acquired 100% of the issued and outstanding stock of Materials Monitoring Technologies, Inc., (“Monitoring”) which was organized in the State of Florida on August 1, 2006.  On the acquisition date, Monitoring had $500,000 in cash, a license to utilize patented technology relating to the structural health monitoring of bridges and railroads, and has an agreement with a consultant to provide services associated with the development, application, and testing of the licensed technology through August 2007 (See Note 8).  As Monitoring had no customers, expenses, or operations, the acquisition of Monitoring was treated as an acquisition of assets of $500,000 in cash and $2,134,153 of in process research and development for 37,630,750 shares of common stock.

Unless otherwise noted, common stock refers to the Company’s Class A common stock.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2006 and 2005

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION, continued

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These interim consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheet, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended December 31, 2005.

Going Concern

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company has sustained operating losses since its inception (October 21, 1983).  In addition, the Company has used substantial amounts of working capital in its operations.  Further, at September 30, 2006, the deficit accumulated during the development stage amounted to approximately $67 million.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the Company’s ability to meet its financing requirements and the success of its future operations. As of September 30, 2006, the Company has received $500,000 through an asset purchase arrangement (see Note 8).  The Company also continues to raise funds through the sale of its common stock  in private offerings which management expects to continue in 2006, and the Company has received in late September 2006, contracts to inspect certain bridges to two states which would generate revenue of approximately $100,000.  The work relating to these two contracts is expected to be completed by the end of November 2006. The Company has commenced to market its current technologies while continuing to development new methods and applications.

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

For the Three and Nine Months Ended September 30, 2006 and 2005

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

For the Three and Nine Months Ended September 30, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Non-marketable securities consist of equity securities for which there are no quoted market prices.  Such investments are initially recorded at their cost.  In the case of non-marketable securities acquired with the Company’s common stock, the Company values the securities at a significant discount to the stated per share cost based upon the Company’s historical experience with similar transactions as to the amount ultimately realized from the sale of the shares.  For the Birchington shares (see Note 3), the Company has applied a 90% discount to the stated per share cost.  Such investments will be reduced if the Company receives indications that a permanent decline in value has occurred.  At such time as quoted market prices become available, the net cost basis of these securities will be reclassified to the appropriate category of marketable securities.  Until that time, the securities will be recorded at their net cost basis, subject to an impairment analysis (see Note 3).

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  As of September 30, 2006, the Company does not believe there has been any impairment of its long-lived assets.

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

For the Three and Nine Months Ended September 30, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Derivative Financial Instruments

In the case of non-conventional convertible debt, the Company bifurcates its embedded derivative instruments and records them under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  The Company’s derivative financial instruments consist of embedded derivatives related to the non-conventional notes (“Notes”) entered into with Golden Gate Investors (“GGI”) on December 16, 2005 (see Note 6).  These embedded derivatives include the conversion feature, liquidated damages related to registration rights and default provisions.  The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement ($5,917,188 recorded as interest expense and $40,000 recorded as debt discount) and at fair value as of each subsequent balance sheet date.  Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge.  If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.  During the quarter ended September 30, 2006, the Company recorded a decrease to the fair value of the derivatives and related warrants of $1,917,132.  During 2006, derivatives were valued primarily using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 200%, and risk free interest rate of 5.25%.

In addition, the Company has recorded the downside protection feature of its Birchington agreements as a derivative and recorded a decrease to the fair value of $90,000 during the quarter ended September 30, 2006 (see Note 3).

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

For the Three and Nine Months Ended September 30, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Substantially all of the Company’s revenue is derived from the Company’s contracts relating to the further development of the Electrochemical Fatigue Sensor (“EFS”).  Revenue on the contracts is recognized at the time services are rendered and the earnings process is completed.  The Company bills monthly for services pursuant to these contracts at which time revenue is recognized for the period that the respective invoice relates.  In October 2003, the Company entered into a contract to provide research services to a third party in connection with the application of the Company’s EFS to detect stress on military vehicles.  The contract has an approved budget of $215,281.  The Company was fully paid for services rendered through September 30, 2006 and had no balance owed under the contract.

In September 2006, the Company entered into two contracts to inspect bridges in Pennsylvania and Utah.  The Company has commenced work and anticipates competing the inspections and releasing its reports in November 2006.  The Company recognizes revenue on these projects when the reports are released and accepted by the respective customer.

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

Net Loss per Share

The Company adopted the provisions of SFAS No. 128, “Earnings Per Share” (“EPS”).  SFAS No. 128 provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the three and nine months ended September 30, 2006 and 2005, the basic and diluted loss per share are the same, since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted.  If such shares were included in dilutive EPS for the three and nine months ended September 30, 2006 and the three and nine  months ended September 30, 2005, they would have resulted in weighted-average common shares of approximately 344,000,000, 310,000,000, 175,000,000 and 144,000,000, respectively.  Such amounts include potentially issuable pursuant to shares held in escrow (see Note 8), convertible debentures (see Note 6), and outstanding “in-the-money” options and warrants (see Note 10).

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2006 and 2005

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

Effective January 1, 2006, on the first day of the Company’s fiscal year 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments,” using the modified-prospective transition method.  Under this transition method, compensation cost recognized in the three and nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted and not yet vested prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2006 and 2005

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

As of September 30, 2006, the Company had no options outstanding.

Concentrations of Risk

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000.  From time to time, the Company’s cash balances exceed the amount insured by the FDIC.  Management believes the risk of loss of cash balances in excess of the insured limit to be low.

For the nine months ended September 30, 2006 and 2005, the Company’s revenues were generated from one customer.

Reclassifications

Certain amounts in the September 30, 2005 financial statements have been reclassified to conform to the September 30, 2006 presentation.  Such reclassification had no effect on net loss as previously reported.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2006 and 2005

NOTE 3 – INVESTMENTS

Langley

On October 1, 2004, the Company consummated a Stock Purchase Agreement (the “Langley Agreement”) with Langley Park Investments, PLC (“Langley”), a corporation organized under the laws of England and Wales.  The Langley shares are traded on the London Stock Exchange (“LSE”).  Pursuant to the Langley Agreement, the Company issued 8,666,666 shares of its common stock in exchange for 7,158,590 shares of Langley common stock.  The number of Langley shares issued was based on the Company’s shares having a value of $1.50 per share and the Langley shares having a value of one British Pound Sterling per share and the conversion rate of the British Pound Sterling to the U.S. Dollar in effect as of the close of business on the day preceding the closing date.  The Company initially recorded the Langley shares at $12,973,513.  This amount was determined by multiplying the number of Langley shares issued by the market value of the Langley shares of one British Pound Sterling and the applicable exchange rate.  The Langley Agreement further provides that of the Langley shares purchased, one half of the shares (3,579,295) are immediately saleable and the remaining half, to which the Company has legal title, will be held in an escrow account for a period of two years.  For financial reporting purposes, the Company considered the 3,579,295 shares held in escrow as shares available for sale.

At the end of the two-year period, since the shares of the Company did not have a market price greater than or equal to the Company’s original closing price, as defined in the Langley Agreement, the Company was required to sell back all of its Langley shares held in escrow at a nominal price, based on a formula as defined in the Langley Agreement.  Subsequent to September 30. 2006, the Company sold the escrow shares to Langley at a nominal price (see Note 11).

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

In 2005, the Company sold its remaining currently saleable shares for $285,516 and recognized a loss from the sale totaling $3,474.  As of December 31, 2005, the Company recognized an “other-than-temporary” impairment of $1,918,587.  At September 30, 2006, the Company’s common stock closing price was less than the original closing price as defined in the agreement.  Based upon the formula in the Langley Agreement, the Company would be obligated to offer to sell back approximately 3,484,000 of the escrow shares to Langley at a nominal price.  The unrealized loss balance of $195,944 at September 30, 2006 relates to the temporary decline in the market value of the Langley shares from the adjusted cost basis of $283,410.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2006 and 2005

NOTE 3 – INVESTMENTS, continued

Birchington

In 2005, the Company entered into two agreements (the “Birchington Agreements”) with Birchington Investments Limited (“Birchington”), a corporation organized under the laws of the British Virgin Islands.  The Birchington shares are listed, but not yet traded, on the Dublin Stock Exchange.  On April 7, 2005, the Company entered into an agreement (the “April Birchington Agreement”) to purchase 8,307,000 shares of Birchington for 5,850,000 shares of its common stock.  Additionally, the Company reserved 1,755,000 shares of its common stock in escrow as downside price protection, as defined in the April Birchington Agreement.  In June 2006, Birchington purchased from the Company the escrow shares under the April Birchington Agreement at $0.01 per share and remitted to the Company a total of $17,550, less any escrow agent commissions.  As of September 30, 2006, these escrow shares have been classified as outstanding.

On September 27, 2005, the Company entered into another agreement (the “September Birchington Agreement”) to purchase 9,606,000 shares of Birchington common stock for 6,000,000 shares of its common stock.  Additionally, the Company reserved 1,800,000 shares of its common stock in escrow (reflected as issued but not outstanding at September 30, 2006 – see Note 8) as downside price protection, as defined in the September Birchington Agreement.

The Company shares are restricted from sale by Birchington for a period of one year.  If the price of the Company’s common stock is below the closing price (as defined) on the anniversary of the closing date of these transactions, then Birchington shall be entitled to purchase out of escrow a percentage of the escrowed shares based on the percentage of such decline for a price of $0.01 per share (as defined).  Any shares remaining in escrow will then be returned to the Company.  Based on the Company’s closing price at September 30, 2006, Birchington is entitled to purchase 1,800,000 shares out of escrow.  The Company has bifurcated the downside price protection feature of the Birchington Agreements and has valued this feature at its fair value, totaling $54,000 at September 30, 2006.  This value is recorded as investments derivative liability in current liabilities in the accompanying consolidated balance sheet, and will be marked to market each reporting period.

The Company valued the original purchase of the Birchington common shares at $0.20 per share, an 80% discount to the stated value of $1.00 per share.  The per share price was determined by the Company based upon the current non-marketability of the Birchington shares and its experience with similar transactions in the past.  The Company reviewed the recorded value of the Birchington shares for impairment as of June 30, 2006, pursuant to EITF 03-1.  As a result of recent offers to buy the shares, the Company believed that there had been an impairment of $1,791,300 to the value of the Birchington Shares, and as a result recorded an impairment expense under EITF 03-1 during the quarter ended June 30, 2006 for that amount.  During the quarter ended September 30, 2006, the Company believes that no further impairment has occurred.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2006 and 2005

NOTE 3 – INVESTMENTS, continued

In connection with the Birchington Agreements, the Company issued 1,185,000 shares of its common stock to consultants.  These shares were reflected as a dilution to the value per share recorded by the Company in the Birchington transactions.

Mutual Fund

As of September 30, 2006, the Company’s investment in an open-end mutual fund approximated its cost of $133,482.  The Company considers its investment in this account as being held for trading.  During the three months ended March 31, 2006, the Company sold $174,988 of this investment and recognized a net loss on the transactions totally $24, which was charged to operations.  There were no sales during the three month periods ended June 30, 2006 and September 30, 2006.

Investments as of September 30, 2006 are as follows:

	Adjusted Cost	Unrealized Loss	Fair Value
Marketable trading securities	$133,482	-	$133,482
Marketable available for sale securities: Langley	$283,410	$195,944	$87,466
Non - marketable securities: Birchington	$1,791,300	-	$1,791,300

NOTE 4 – LICENSE AGREEMENTS

University of Pennsylvania

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2006 and 2005

NOTE 4 – LICENSE AGREEMENTS, continued

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

In August 2005, the parties entered into an agreement (the “Workout Agreement”) that again modified the terms of the Company’s obligation under the sponsorship agreement.  Pursuant to the Workout Agreement, retroactive to January 1, 2005, interest will be charged only on the December 31, 2004 balance of $760,831 (“Remaining Obligation”) at a monthly rate of 0.5% simple interest.  The Company is obligated to pay $25,000 annually due on the anniversary date of the Workout Agreement.  Further, the Company is also obligated to pay within ten days following the filing of the Company’s Forms 10-QSB or 10-KSB an amount equal to 10% of the Company’s operating income (as defined) as reflected in the quarterly and annual filings.  Under the revised terms of the Workout Agreement, Mr. Bernstein’s, the Company’s president, annual cash salary is capped at $250,000.  The Company agreed to pay the University an amount equal to any cash salary paid to Mr. Bernstein in excess of the $250,000, which will be credited against the Remaining Obligation.  In accordance with the terms of the Workout Agreement, the Company issued 4,552,000 shares of its common stock to the University in September 2005, representing 5.25% of the Company’s outstanding shares as of the date of the Workout Agreement.  The University cannot sell the shares for 18 months.  The Company valued the shares at $7,738,400, which was charged to operations as other expense as a modification of its research and development sponsorship agreement.  The shares were valued at their quoted market price on the date of issuance less a 15% discount for the sales restriction.

During the quarter ended March 31, 2006, the Company made a payment of $25,000 to the University to reduce the outstanding principal on the note.  Interest expense charged to operations for the nine months and three months ended September 30, 2006 amounted to $32,088 and $10,750, respectively.  Interest expense charged to operations for the nine months and three months ended September 30, 2005 (restated) amounted to $34,316 and $11,492, respectively.  The balance of the obligation (including accrued interest) at September 30, 2006 was $788,274 and is reflected in research and development sponsorship payable in the accompanying consolidated balance sheet.  The current portion represents the minimum annual payment under the Workout Agreement, while the remaining balance is reflected as non-current as the Company does not expect to be required to make additional payments during the next twelve months.

No amounts are due to the University as of September 30, 2006.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2006 and 2005

NOTE 4 – LICENSE AGREEMENT, continued

North Carolina Agricultural and Technical State University (“NCAT”)

The Company acquired this sublicense in its purchase of Monitoring.  The license allows the Company to utilize technology covered through two patents licensed to NCAT.  Under the license, the Company is required to support collaborative research under the direction of the actual inventor of the patented processes and to deliver to NCAT within three months of the effective date of the license a report indicating the Company’s plans for commercializing the subject technology.

In partial consideration for the license, the Company must pay to NCAT a royalty equal to 3.5% of net sales of licensed products sold by the Company, its affiliates and from sublicensees.  In the case of sub-licensees, the Company must pay NCAT 25% of any income, revenue, or other financial consideration received on any sublicense including but not limited to, advance payments, license issue fees, license maintenance fees, and option fees.  Minimum royalties are due as follows:

Year beginning
  August 2, 2009                                               $30,000
  August 2, 2010                                               $30,000
  August 2, 2011 and each year
     thereafter                                                     $50,000

The license remains in full force for the life of the last-to-expire patent.  The license can be terminated by the Company by giving 90 day written notice and thereupon stop the manufacturing, use, or sale of any product  developed under the license.  In addition, the license terminates if the Company defaults under the royalty provisions of the license or files for bankruptcy protection.

NOTE 5 – NOTES PAYABLE

On May 27, 1994, the Company borrowed $25,000 from a shareholder.  The loan is evidenced by a promissory note bearing interest at 6.5 percent.  The note is secured by the Company’s patents and matured on May 31, 2002.  The loan has not been paid and is now in default.  As additional consideration for the loan, the Company granted to the shareholder a 1% royalty interest in the Fatigue Fuse and a 0.5% royalty interest in EFS (see Note 7).  The balance due on this loan as of September 30, 2006 was $54,732.  Interest charged to operations for the three months ended September 30, 2006 and 2005 amounted to $406 and $406, respectively.  Interest charged to operations for the nine months ended September 30, 2006 and 2005 amounted to $1,217 and $1,217, respectively.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2006 and 2005

NOTE 5 – NOTES PAYABLE, continued

In October 1996, the Company borrowed $25,000 from an unrelated third party.  The loan bears interest at an annual rate of 11% and matured on October 15, 2000.  The Company issued warrants to the lender for the purchase of 25 shares of the Company’s common stock at a price of $1.00 per share.  The loan balance as of September 30, 2006 was $25,000.  Interest charged to operations for the three-months ended September 30, 2006 and 2005 amounted to $688 and $688, respectively.  Interest charged to operations for the nine-months ended September 30, 2006 and 2005 amounted to $2,063 and $2,063, respectively.  The Company did not pay any principal amounts due on this note when it matured on October 15, 2000 and the note is in default.  In 2004, the Company issued the shareholder 25,000 shares of its Class A common stock as additional compensation for the failure to pay off its indebtedness.  These shares are subject to a three-year lock up agreement and were valued at $59,500 and charged to interest expense in 2004.

On April 28, 2003, the Company borrowed $10,000 from an unrelated third party.  The loan is unsecured, non-interest bearing and due on demand.

NOTE 6 – CONVERTIBLE DEBENTURES

Palisades

On September 23, 2003, the Company entered into a Class A Secured Convertible Debenture (the “Debentures”) with Palisades Capital, LLC or its registered assigns (“Palisades”), pursuant to which Palisades agreed to loan the Company up to $1,500,000.  On December 1, 2003, after Palisades had funded $240,000 of the original Debentures, the Company entered into additional Class A Secured Convertible Debentures with two additional investors, pursuant to which such investors would loan the Company up to $650,000 each, and the Company agreed that Palisades would not make additional advances under the Debentures.  As of September 30, 2006, the Company received a total of $1,125,000 under the Debentures.

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2006 and 2005

NOTE 6 – CONVERTIBLE DEBENTURES, continued

Since the Debentures allow the holders to convert the outstanding principal amount into shares of the Company’s common stock at a discount to fair value, the Company recorded the fair value of the conversion feature of $1,125,000 in 2004.  The amount was recorded as a debt discount and is being amortized as interest expense over the life of the Debentures.  Total interest expense related to the amortization of the discount during the three months and nine months ended September 30, 2006 was $99,855 and $299,565, respectively.  Total interest expense related to the amortization of the discount during the three months and nine months ended September 30, 2005 was $99,855 and $299,565, respectively.

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

During the three-months ended September 30, 2006, the Company issued Palisades 2,500,000 shares of its common stock in exchange for reducing the balance due on the debenture by $100,000.  In addition during the three-month period, Palisades paid two consultants on behalf of the Company a total of $249,610 which increased the balance due accordingly.  In addition, during the three-months ended September 30, 2006, the parties agreed to increase the total obligation due on the debenture from $1,581,470 to $2,000,000 as a result of Palisades' payment on behalf of the Company.  The increase of $418,530 was charged to interest expense.

The Debentures bear interest at an annual rate of 10%, are secured by substantially all assets of the Company and mature on December 31, 2006, when all principal and accrued interest becomes payable.  The balance of the Debenture, including accrued interest, at September 30, 2006 was $1,910,008 (net of unamortized discount of $99,855).  Interest expense on the Debentures for the three months and nine months ended September 30, 2006, excluding amortization of the discount, was $441,993 and $509,791, respectively.  Interest expense on the Debentures for the three months and nine months ended September 30, 2005, excluding amortization of the discount, was $32,386 and $93,808, respectively.

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2006 and 2005

NOTE 6 – CONVERTIBLE DEBENTURES, continued

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2006 and 2005

NOTE 6 – CONVERTIBLE DEBENTURES, continued

For a period of one year after the effective date of the SPA, GGI has agreed to restrict its ability to convert its Notes or exercise its warrants and receive shares of the Company’s common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.

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

During the nine months ended September 30, 2006, the Company received an additional advance of $50,000.

In conjunction with the Notes, the Company issued warrants to purchase 4,000,000 shares of common stock.  The accounting treatment of the derivatives and warrants requires that the Company record the warrants at their fair values as of the inception date of the agreement, which totaled $326,600.

The initial fair value assigned to the embedded derivatives and warrants was $5,957,188.  The Company recorded the first $40,000 of fair value of the derivatives and warrants to debt discount (equal to the total proceeds received as of December 31, 2005), which will be amortized to interest expense over the term of the Notes.  Amortization expense charged to operations during the three months and nine months ended September 30, 2006 was $3,333 and $10,000.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2006 and 2005

NOTE 6 – CONVERTIBLE DEBENTURES, continued

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2006 and 2005

NOTE 6 – CONVERTIBLE DEBENTURES, continued

The original 4,000,000 warrants issued have been cancelled.  In May 2006 and in connection with the modification of the GGI Notes, the Company issued to GGI 50,000,000 warrants to purchase common stock at a price of $0.01 per share, provided, however, in no event will the exercise price be lower or higher than the lowest price at which the Company sells any common stock (through direct issuance, conversion of debentures, etc, but not including stock issued for services) during the 30 days prior to the exercise date.  CGI has agreed to exercise the warrant shares at a rate of at least 1,250,000 shares per week once the registration statement has been declared effective.  Also, beginning in the first full calendar month after the registration of the underlying shares is declared effective, GGI must convert at least 10%, but no more than 40%, of the face value of the Notes per calendar month into common shares of the Company, provided that the common shares are available, registered and freely tradeable.  The Company may reduce the monthly maximum figure from 40% to 6% for any three calendar months (but not two consecutive calendar months) during the term of Notes by giving written notice at least 10 business days prior to the first applicable month.  GGI and the Company shall enter into three additional $1,000,000 convertible debentures, each with the same terms as above.  The agreement also allows the Company to register up to an additional 20,000,000 shares for sale or issuance to parties other than GGI in the registration statement.

As a result of the modification of the debt, the Company recognized a gain in the quarter ended June 30, 2006 on the debt extinguishment for the difference between the fair value of the Notes and warrant and derivative liabilities immediately before the modification and after the modification as part of the change in fair value of derivative and warrant liabilities.

The balance of the Debenture, including accrued interest, at September 30, 2006 was $64,996 (net of unamortized discount of $26,667).  Interest expense on the Debentures for the three and nine months ended September 30, 2006, excluding amortization of the discount, was $1,191 and $3,647, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Shareholder Notes

During the quarter ended June 30, 2006, the Company borrowed $450,697 from three shareholders.  These loans bore interest at an annual rate of 6% and have a one year maturity.  The Company had the option to repay principal and accrued interest in cash or by issuing a total of 6,450,000 shares of its common stock.  Interest accrued during the nine months ended September 30, 2006 and charged to operations totaled $9,747.  In connection with these loans, the Company paid fees totaling $35,049 which were classified as a prepaid expense and were being amortized to operations over the term of the debt.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2006 and 2005

NOTE 7 – COMMITMENTS AND CONTINGENCIES, continued

Since the shareholder notes allow the holders to convert the outstanding principal amount into shares of the Company’s common stock at a discount to fair value, the Company recorded a BCF of $450,697 in 2006.  The amount was recorded as a debt discount and was being amortized as interest expense over the life of the Debentures, which totaled $112,674 for the three months ended June 30, 2006.

On September 9, 2006, the three shareholders converted their notes into common shares according to the conversion rates stipulated in their respective agreements.  The remaining balance of the BCF of $338,023, and the remaining balance of the prepaid expenses of $29,244 was charged to interest expense.

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

During the three months ended September 30, 2006, ATC and the Company entered into a settlement agreement whereby in consideration for 1,000,000 shares of common stock, ATC cancelled in rights to any and all royalties on future Company sales. The 1,000,000 shares were valued at $40,000 (based on the market price of the underlying stock on the date of grant) and charged to other expense as royalty settlement expense.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2006 and 2005

NOTE 7 – COMMITMENTS AND CONTINGENCIES, continued

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

A summary of royalty interests that the Company has granted and are outstanding as of June 30, 2006 follows:

	Fatigue Fuse	EFS	Server Array System

Tensiodyne 1985-1 R&D Partnership	10.00% *	-	-
Variety Investments, Ltd.	5.00%	-	-
University of Pennsylvania (see Note 7)
Net sales of licensed products	-	7.00%	-
Net sales of services	-	2.50%	-
NCAT (see Note 4)
Net sales of licensed products	-	-	3.50%
Sublicensing income	-	-	25.00%
Shareholder	1.00%	0.50%

*          Royalties limited to specific rates of return as discussed above.

Through September 30, 2006, the Company owes no royalties under any agreements, as sales of the products have not yet begun.

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2006 and 2005

NOTE 7 – COMMITMENTS AND CONTINGENCIES, continued

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

For the Three and Nine Months Ended September 30, 2006 and 2005

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

During the nine months ended September 30, 2006, the Company converted the remaining 1,420,000 Class D preferred shares outstanding into 1,420,000 shares of the Company’s common stock.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2006 and 2005

NOTE 8 – STOCKHOLDERS' DEFICIT, continued

Class A Common Stock

The holders of the Company's Class A common stock are entitled to one vote per share of common stock held.

Except for the Ischian sales (see below), during the nine months ended September 30, 2006, the Company issued a total of 33,806,138 shares of common stock for total proceeds of $2,035,867 (net of offering costs of $23,475) of which $1,392,931 has not been collected but is included in notes receivable – common stock in the accompanying balance sheet.  The notes receivable balance is comprised of 3 separate notes.  Two notes receivable, totaling $383,907 in principal as of September 30, 2006, accrue interest at 6% and are due through May 2007.  The third note receivable, totaling $999,600, accrues interest at 6% and is due in November 2006.  During the three and nine months ended September 30, 2006 the Company recorded interest income of $4,930 and $10,635 related to these notes.

During the nine months ended September 30, 2006, the Company purchased 252,000 shares of its own common stock in the public market for a cost of $21,403.  During the nine months ended September  30, 2006, the Company cancelled 138,800 shares of its treasury stock.

In July 2005, the Company entered into a Regulation S stock purchase agreement (the “Ischian Agreement”) with Ischian Holdings, Ltd. (“Ischian”), a British Virgin Islands company.  Pursuant to the Ischian Agreement, Ischian was able to purchase up to 8.5 million shares of the Company’s common stock through November 2005 at a stated discount to the bid price of the Company’s common stock.  The shares purchased under the terms of the Ischian Agreement have a one-year restriction on resale within the United States.  A commission of 15 percent of the net proceeds from the sale of the Company’s common stock to Ischian, collectively, will be paid to two consultants.  During the nine months ended September 30, 2006, pursuant to an isolated verbal extension of the agreement, the Company issued to Ischian a total of 6,125,866 shares of common stock.  Of these shares, 3,506,148 shares were issued for no additional consideration to reduce the average per share price paid by this investor pursuant to the agreement.  The remaining 2,619,718 shares were issued for cash consideration of $49,332.

In June 2006 Birchington purchased 1,755,000 shares for total proceeds of $17,550 in accordance with the downside protection provision of the April Birchington Agreement.  The Company reclassified $403,650 from investments derivative liability at the time of the share purchase.

From time to time, the Company issues its common shares and holds the shares in escrow on behalf of another party until consummation of certain transactions.  The following is a reconciliation of shares issued and outstanding as of September 30, 2006:

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2006 and 2005

NOTE 8 – STOCKHOLDERS' DEFICIT, continued

            Issued shares                                                                       298,952,411
            Less shares held in escrow:
              Shares held in escrow as downside price protection on
                the investment in Birchington (see Note 3)                          (1,800,000)
              Shares held as collateral for contemplated debt
                financing                                                                          (40,000,000
              Other                                                                                            (843)
                                                                                                       (41,800,843)

            Outstanding shares (including shares committed)                  257,151,568
                                                                                                    ==========

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

For the Three and Nine Months Ended September 30, 2006 and 2005

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

On July 11, 2006, the Company issued 100,000 shares of its common stock to an attorney for services valued at $9,000.  On July 20, 2006, the Company issued 175,000 shares of its common stock to an attorney for services valued at $14,000.  On July 25, 2006, the Company issued 250,000 shares of its common stock to a consultant for services rendered in connection with the development of its technologies valued at $20,000.  On July 27, 2006, the Company issued 200,000 shares of its common stock to an attorney for services valued at $18,000.  On August 11, 2006, the Company issued 2,500,000 shares of its common stock in consideration for the cancellation of $100,000 due on a convertible debenture (see Note 6). On August 15, 2006, the Company issued 263,250 of its common stock to a consultant involved with the prior period’s Birchington transaction. The shares were valued at $21,060 and charged to consulting expense.  On August 18, 2006, the Company issued 1,333,332 shares of its common stock to a consultant for services for services rendered in connection with the development of its products valued at $106,667.  On August 18, 2006, the Company issued 37,630,750 shares of its common stock in consideration for acquiring $500,000 in cash and $2,134,153 in purchased research and development costs from a third party (see Note 1).  On August 15, 2006, the Company issued 300,000 shares of its common stock to a consultant for services rendered in connection with the development of its technologies valued at $21,000. On August 23, 2006, the Company issued 3,763,021 shares of common stock to three consultants in connection with the above purchased research and development transaction on August 15, 2006.  The shares were valued at $263,411 and charged to consulting expense.  On August 25, 2006, the Company issued 1,000,000 shares of its common stock to a consultant for services valued at $70,000.  On September 8, 2006, the Company issued 1,000,000 shares of its common stock to a consultant for services valued at $40,000.  On September 11, 2006, the Company issued 6,450,000 shares of its common stock in consideration for the cancellation of $450,697 due on three convertible debentures (see Note 6).  On September 29, 2006, the Company issued 20,000 shares of its common stock to a consultant for services valued at $800. On September 29, 2006, the Company issued 1,000,000 shares of its common stock in consideration for the cancellation of royalty obligations on future sales.  The 1,000,000 shares were valued at $40,000 (see Note 7).

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2006 and 2005

NOTE 8 – STOCKHOLDERS' DEFICIT, continued

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

On August 3, 2005, the Company issued 250,000 shares for prepaid consulting services valued at $525,000.  The value of the shares is being amortized to expense over the one-year term of the consulting agreement.  As of December 31, 2005, $306,250 is reflected as prepaid consulting in the accompanying consolidated balance sheet.  On September 14, 2005, the Company issued 4,552,000 shares to the University of Pennsylvania pursuant to the terms of the Workout Agreement.  The shares are subject to an 18-month sales restriction and were valued at $7,738,400.  On September 26, 2005, the Company issued its corporate secretary 200,000 shares for services and issued 700,000 shares to two directors for services rendered in connection with the Company’s research and development efforts.  The 900,000 shares are subject to a two-year sales restriction and have been valued at $1,080,000.  On September 27, 2005, the Company issued 6,000,000 shares in exchange for 9,606,000 shares of Birchington valued at $1,921,200 and subject to a one-year sales restriction.  In addition, the Company also issued 600,000 shares to consultants in connection with the Birchington transaction, which were reflected as a reduction of the per share value of the Company shares issued.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2006 and 2005

NOTE 9 – RELATED PARTY TRANSACTIONS

For additional related party transactions, see Note 7.

During 2003, the Company issued 5,000,000 shares of its common stock to the Company’s president in consideration for a promissory note.  The value assigned to shares and the related promissory note was discounted for illiquidity and restrictions on resale amounting to $50,000.  The note bears interest at an annual rate of 8% and matured on September 26, 2006, when the $50,000 plus accrued interest became fully due.  The balance of the note as of September 30, 2006 was $62,077.  Interest of $997 and $2,992 was credited to operations during the three-months and nine-months ended September 30, 2006 respectively.

As of September 30, 2006, the Company was owed $2,533 from its President.  The loan is assessed interest at an annual rate of 10%.  Interest credited to operations relating to this loan during the three-months and nine - months ended September 30, 2006 amounted to $185 and $380.  Interest credited to operations relating to this loan during the three - months and nine - months ended September 30, 2005 amounted to $52 and $150, respectively.

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

For the Three and Nine Months Ended September 30, 2006 and 2005

NOTE 10 – STOCK-BASED COMPENSATION PLANS , continued

In April 2006, the Company adopted the 2006 Non-Qualified Stock Grant and Option Plan and reserved 30,000,000 shares of its common stock for grant.  Eligible plan participants include independent consultants, and the Company may issue shares of stock or options may be granted at any price.   The plan expires upon the earlier of all reserved shares being granted or April 18, 2016.

The Company also has agreements with two consultants whereby the Company will grant options to purchase shares of its common stock upon the Company increasing its annual revenue by $5 million in any fiscal year over its revenues in 2002.  The collective number of shares to be issued will give the two consultants a fifteen percent interest in the outstanding shares of the Company’s common stock.  No grants have been made pursuant to these agreements as the Company has not achieved the required revenues.  There was no activity in any of the Company’s stock option plans in 2006 or 2005 and no options were outstanding as of September 30, 2006.

Stock Warrants

At September 30, 2006, the Company’s only outstanding warrants are the 50,000,000 warrants associated with GGI (see Note 6).

NOTE 11 – SUBSEQUENT EVENTS

On October 12, 2006, the Company issued 180,000 shares to a consultant valued at $7,200.  On October 17, 2006, the Company issued 1,000,000 shares to A. A. Capital Ventures for consulting valued at $40,000.  On October 18, 2006, the Company issued 1,000,000 shares to Mitchell for consulting valued at $40,000.  On October 19, 2006 the Company issued 20,000 shares of its common stock for consulting services valued at $800.

On October 24, 2006, the Company received $67,621 in exchange for the sale of the 3,579,295 shares of Langley previously held in escrow (see Note 3).

On October 27, 2006, the Company entered into a series of agreements with some existing debenture holders, whereby the Company extended the due date on more than $2,100,000 in debentures (see Note 6) for two years from December 31, 2006 to December 31, 2008.

Pursuant to the terms of a Settlement Agreement and General Release, the Company agreed to:

            (i)      release each of the debenture holders from all liability arising prior to the date thereof;

            (ii)     effectuate a 1-for-300 reverse split of its Class A common stock;

            (iii)    issue warrants to purchase an aggregate of 35 million post-split shares of Class A common stock at an exercise price of $0.001;

            (iv)    issue up to 30 million post-split shares of Class A common stock to our President and director, Robert M. Bernstein, as consideration for the receipt of a general release from him and execution of a new employment agreement;

            (v)     issue up to 40 million post-slit shares of Class A common stock to certain third-parties designated by Mr. Bernstein; and

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2006 and 2005

NOTE 11 – SUBSEQUENT EVENTS, continued

            (vi)       execute an amendment to each of the outstanding debentures held by the debenture holders to (a) extend the due date to December 31, 2008, (b) increase the principal balance by fifteen percent (15%), (c) maintain the conversion price at the lower of $0.10 or 50% of the market price after the reverse stock split, (d) limit the number of shares we can issue pursuant to a registration statement on Form S-8, (e) eliminate the 75 day waiting requirement between the time we receive a notice of conversion and the time we must deliver the applicable shares, (f) confirm that a default under one of the debentures shall be considered a default under all of them, (g) deposit 9.9% of our issued and outstanding stock with an escrow agent to deliver upon a conversion by the debenture holders, and to maintain that balance with the escrow agent, (h) limit the conversion so that no holder may own more than 4.99% of our outstanding Class A common stock at any one time, and (i) add $60,000 to the principal balance owed to Palisades Capital, LLC.

The Company will record the effect of these above transactions in the fourth quarter as they are finalized (including retroactively restating share amounts for the effect of the reverse split).

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

Results of Operations for the Three Months Ended September 30, 2006 and 2005

Introduction

          We had no revenues for the third quarter of 2006.  For the third quarter of 2005 and the first quarter of 2006, revenues were limited exclusively to our research contracts with Northrop Grumman.  Most of our research and development costs in both years are related to the recorded cost of stock issued to third party consultants.  Although we had a net loss for the three months ended September 30, 2006 of $2,376,795, our actual net loss from operations for this quarter amounted to $3,412,068.  The net difference pertains to the large decrease in the fair value of derivatives, due mainly to a decrease in the Company’s stock price during the quarter.

Revenues and Loss from Operations

          Our revenue, research and development costs, general and administrative expenses, and loss from operations for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005 and June 30, 2006, are as follows:

		3 Months Ended September 30, 2006		3 Months Ended September 30, 2005	Percentage Change		3 Months Ended June 30, 2006

Revenue		$-		$22,963	(100%)		$-
Research and development costs		2,420,225		890,607	172%		295,047
General and administrative expenses		991,843		495,410	100%		418,311

Loss from operations		$(3,412,068)		$(1,363,054)	(150%)		$(713,358)
	==	===========	==	===========		==	===========

          Our revenue for the three months ended September 30, 2005 shown above came from our research contracts with Northrop Grumman.

          During the three month periods ended September 30, 2006 and 2005, we incurred research and development costs of $2,420,225 and $890,607, respectively.  Of the $2,420,225 incurred in 2006, $2,134,153 was in process research and development written off in connection with the acquisition of Monitoring, and $147,667 was related to the issuance of 1,883,332 shares of our common stock.  Of the $890,607 incurred in 2005, $480,000 was related to the issuance of 400,000 shares of our common stock for services provided by employees.

          Of the $295,047 incurred during the three months ended June 30 2006, $155,000 was related to the issuance of 950,000 shares of our common stock for services provided by consultants

          General and administrative expenses were $991,843 and $495,410, respectively, for the three month periods ended September 30, 2006 and 2005.  The major expenses incurred during the three months ended September 30, 2006 and 2005, and June 30, 2006, were:

	3 Months Ended Sept 30, 2006	3 Months Ended Sept 30, 2005	3 Months Ended Jun 30, 2006

Consulting Services	$735,815	$364,878	$136,967
Officer’s Salary	53,074	45,000	48,000
Secretarial Salary	21,694	10,336	19,901
Professional Fees	117,160	29,916	116,450
Office Expense	12,574	9,658	13,481
Travel Expenses	31,086	7,795	43,098
Rent	7,044	7,044	7,044
Franchise and Other Taxes	2,150	2,040	4,356
Payroll Taxes	5,424	3,853	8,006
Telephone	3,881	6,988	4,070

          Of the $735,815 incurred for consulting services for the third quarter of 2006, $397,104 relates to the issuance of 6,026,271 shares of our common stock.  Of the $364,878 incurred for consulting services for the third quarter of 2005, $327,500 relates to the issuance of 450,000 shares of our common stock.

          Of the $136,967 incurred for consulting services during the three-months ended June 30, 2006, $40,000 relates to the issuance of 500,000 shares of our common stock.

Other Income and Expenses and Net Loss

          Our other income and expenses and net loss for the three months ended September 30, 2006 and 2005, as compared to the three months ended June 30, 2006 are as follows:

		3 Months Ended Sept 30, 2006		3 Months Ended Sept 30, 2005	Percentage Change		3 Months Ended Jun 30, 2006

Modification of research & development sponsorship agreement		$-		$(7,738,400)	(100)%	$
Interest expense		(942,310)		(97,635)	868%		(273,900)
Other than temporary impairment of securities		-		-	-%		(1,791,300)
Realized/unrealized loss on securities		-		-	-%		(103)
Change in fair value of investments derivative liability		90,000		-	100%		114,996
Change in fair value of warrants derivative liability		1,917,132		-	100%		2,257,071
Interest income		10,451		3,649	186%		16,357
Gain (loss) on sale of assets		-		-	-%		7,008
Other expense		(40,000)		-	100%		-

Net loss		$(2,376,795)		$(9,195,440)	(80)%		$(383,319)
	==	===========	==	===========		==	===========

          During the three months ended September 30, 2006, we incurred interest expenses of $942,310.  Of this amount, $99,854 relates to the amortization of the discounts on the Company’s convertible debentures.  $418,530 relates to the increase in the convertible debenture balance, and $338,023 relates to the reduction of the BCF for notes that were converted during the quarter.  The change in fair value of investments derivative liability was $90,000 due primarily to the change in the Company’s stock price during the quarter.  The change in the fair value of derivative and warrant liability was $1,917,132, due primarily to the change in the Company’s stock price during the quarter.  Interest income during the three month period was $10,451 of which $1,128 was accrued on amounts due from our president and $9,323 was earned on our shareholder notes receivable.

          During the three months ended September 30, 2005, we charged $7,738,400 to operations relating to the issuance of 4,552,000 shares of our common stock to the University of Pennsylvania pursuant to the terms of a workout agreement with them.  Interest expense for the quarter totaling $97,635 consists of $44,969 in accrued interest due on our various obligations, the amortization of the discount on our convertible debenture totaling $99,856, and a credit of $47,190 relating to the retroactive change in the computation of interest under the workout agreement with the University of Pennsylvania.  Interest income during the same quarter totaled $3,649, of which $141 was accrued on amounts due from our president, and $1,171 was earned on our investments.

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

Results of Operations for the Nine Months Ended September 30, 2006 and 2005

Introduction

          As with our quarterly results, our revenues for the first nine months of 2006 were substantially similar to the first nine months of 2005, and were limited exclusively to our research contracts with Northrop Grumman.  Most of our research and development costs in both years are related to the recorded cost of stock issued to third party consultants.

Revenues and Loss from Operations

          Our revenue, research and development costs, general and administrative expenses, and loss from operations for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, are as follows:

		9 Months Ended Sept 30, 2006		9 Months Ended Sept 30, 2005	Percentage Change

Revenue		$28,846		$57,062	(49%)
Research and development Costs		2,900,425		2,285,806	27%
General and administrative Expenses		3,933,973		1,079,010	265%

Loss from operations		$(6,805,552)		$(3,307,754)	106%
	==	===========	==	===========

          Our revenue for both periods shown above came from our research contracts with Northrop Grumman.

          During the nine month periods ended September 30, 2006 and 2005, we incurred research and development costs of $2,900,425 and $2,285,806, respectively.  Of the $2,900,425 incurred in 2006, $2,134,153 was in process research and development written off in connection with the acquisition of Monitoring, and $414,667 was related to the issuance of 3,808,332 shares of our common stock.  Of the $2,285,806 incurred in 2005, $2,105,000 was related to the issuance of 1,725,000 shares of our common stock for services provided by employees.

          General and administrative expenses were $3,933,973 and $1,079,010, respectively, for the nine month periods ended September 30, 2006 and 2005, respectively.  The major expenses incurred during the nine months ended September 30, 2006 and 2005 were:

	9 Months Ended Sept 30, 2006	9 Months Ended Sept 30, 2005

Consulting Services	$2,831,280	$588,073
Officer’s Salary	149,074	144,000
Secretarial Salary	56,952	31,580
Professional Fees	574,840	146,353
Office Expense	36,499	26,941
Travel Expenses	94,816	34,258
Rent	21,132	21,132
Franchise and Other Taxes	10,970	11,221
Payroll Taxes	22,214	17,953
Telephone	12,803	16,934

          Of the $2,831,280 incurred for consulting services for the first nine months of 2006, $2,026,104 relates to the issuance of 19,327,271 shares of our common stock.  Of the $588,073 incurred for consulting services for the nine month period of 2005, $476,300 relates to the issuance of 580,000 shares of our common stock.  An additional $437,000 related to the issuance of shares is included in prepaid expenses and other current assets as of September 30, 2005.

Other Income and Expenses and Net Loss

          Our other income and expenses and net loss for the nine months ended September 30, 2006 and 2005 are as follows:

		9 Months Ended Sept 30, 2006		9 Months Ended Sept 30, 2005	Percentage Change

Interest expense		$(1,366,238)		$(430,969)	217%
Other than temporary impairment of securities		(1,791,300)		0	100%
Realized/unrealized loss on securities		(127)		(3,540)	(96%)
Change in fair value of investments derivative liability		128,085		0	100%
Change in fair value of warrants derivative liability		3,243,834		0	100%
Interest income		30,698		14,539	111%
Gain (loss) on sale of assets		7,008		0	100%
Modification of research and development sponsorship agreement		0		(7,738,400)	(100%)
Other expense		(40,000)		0	100%

Net loss		$(6,594,392)		$(11,466,924)
	==	===========	==	===========

          During the nine months ended September 30, 2006, we incurred interest expenses of $1,366,238.  Of this amount, $425,498 relates to the amortization of the discounts on the Company’s convertible debentures $418,530 relates to the increase in convertible note balance, and $318,000 relates to the reduction of the BCF for notes that were converted.  The Company impaired its investment in Birchington Shares by $1,791,300 during the period.  The change in fair value of investments derivative liability was $128,085, due primarily to the change in the Company’s stock price during the period.  The decrease in fair value of warrants derivative liability was $3,243,834, due primarily to the modification of the GGI note and the change in the Company’s stock price during the period.  Interest income during the nine month period was $30,698 of which $539 was accrued on amounts due from our president and $10,042 was earned on our investments, and $15,156 was accrued on amount due from shareholders.

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

Liquidity and Capital Resources

Introduction

          During the three months ended September 30, 2006, we did not generate positive cash flow.  As a result, we funded our operations through the sale of our common stock, and loans.

          Our cash, investments in marketable securities held for trading, investments in marketable securities available for sale, prepaid expenses and other current assets, total current assets, total assets, total current liabilities, and total liabilities as of September 30, 2006, as compared to September 30, 2005 and June 30, 2006, were as follows:

	Sept 30,	Sept 30,	June 30,
	2006	2005	2006

Cash	$603,804	$461,898	$553,395
Marketable securities – trading	133,482	10,919	131,855
Marketable securities – available-for-sale	87,466	-	107,917
Prepaid expenses and other	7,347	439,600	36,591
Total current assets	832,099	929,524	829,758
Total assets	2,636,018	5,217,769	2,633,977
Total current liabilities	2,366,714	390,024	1,862,094
Total liabilities	7,033,338	1,953,156	8,429,464

Cash Requirements

          For the nine months ended September 30, 2006, our net cash used in operations was $(1,248,136), compared to $(804,885) for the nine months ended September 30, 2005.  Negative operating cash flows during the nine months ended September 30, 2006, were primarily created by a net loss of $8,158,370 and change in fair value of derivative and warrant liabilities of $3,371,919, offset by non-cash stock related expenses of $5,275,074, other than temporary impairment of securities of $1,791,300, and amortization of discount on convertible debenture of $1,234,789.  Because of our need for cash to fund our continuing research and development, we do not have an opinion as to how indicative these results will be of future results.

          Negative operating cash flows during the nine months ended September 30, 2005, were primarily created by a net loss from operations of $11,466,924, offset by non-cash stock related expenses of $10,320,536, accrued interest expense added to principal of $129,343, and amortization of discount on convertible debenture of $299,565.

Sources and Uses of Cash

          Net cash provided by investing activities for the nine months ended September 30, 2006 and 2005, was $175,532 and $971,933, respectively.  For the nine months ended September 30, 2006, the net cash came primarily from the sale of marketable securities in the amount of $175,012 and the proceeds from the sale of property and equipment of $9,000, offset by the amount for purchase of securities of $5,653.

          Net cash provided by financing activities for the nine months ended September 30, 2006 and 2005, was $1,629,063 and $194,050, respectively.  For the nine months ended September 30, 2006, the net cash came primarily from the sale of common stock and warrants in the amount of $1,209,818, and proceeds from convertible debentures and other notes payable of $465,648, offset by a principal reduction in notes payable of $(25,000) and the purchase of treasury stock of $(21,403).

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

          The fifth critical accounting policy relates to the accounting for non-conventional convertible debt and the related stock purchase warrants.  In the case of non-conventional convertible debt, the Company bifurcates its embedded derivative instruments and records them under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  These embedded derivatives include the conversion feature, liquidated damages related to registration rights and default provisions.  The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the non-conventional convertible debenture, the Company is required to value and classify all other non-employee stock options and warrants as derivative liabilities at that date and mark them to market at each reporting date thereafter.  Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge.  If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.  The Company values its derivatives primarily using the Black-Scholes Option Pricing Model.  The derivatives are classified as long-term liabilities.

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

ITEM 3       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

          A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of September 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds

          The description of the transactions below have not been adjusted to reflect the 1-for-300 reverse stock split that was effective November 8, 2006.  All share amount will be adjusted retroactively in our Annual Report on Form 10-KSB.

          On July 25, 2006, we issued 250,000 shares of our Class A common stock, restricted in accordance with Rule 144, to one shareholder for services rendered valued at $20,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was sophisticated.

          On July 31, 2006, we issued a total of 774,626 shares of our Class A common stock, restricted in accordance with Rule 144, to five foreign investors in offshore transactions for cash consideration of $19,454.  The issuances were exempt from registration pursuant to Regulation S of the Securities Act of 1933, and the shareholders were sophisticated, foreign investors who were familiar with our operations.

          On August 11, 2006, we issued a total of 2,500,000 shares of our Class A common stock, without restrictive legend, to one investor upon the conversion of $100,000 in principal and interest outstanding on a convertible debenture.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was accredited.

          On August 15, 2006, we issued 263,250 shares of our Class A common stock, restricted in accordance with Rule 144, to one shareholder for services rendered valued at $21,060.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was accredited.

          On August 18, 2006, pursuant to an Acquisition Agreement we entered into on August 18, 2006, with UTEK CORPORATION, a Delaware corporation, and Materials Monitoring Technologies, Inc., a Florida corporation, we issued an aggregate of 37,630,750 shares of our common stock with 35,749,213 shares being issued to UTEK and 1,881,537 shares being issued to Aware Capital Consultants, all restricted in accordance with Rule 144, in exchange for 100% of Materials Monitoring’s outstanding stock.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and both UTEK and Aware Capital Consultants were sophisticated investors.

          On August 23, 2006, we issued 3,763,021 shares of our Class A common stock, restricted in accordance with Rule 144, to three shareholders for services rendered valued at $263,411.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were sophisticated.

          On August 25, 2006, we issued 1,000,000 shares of our Class A common stock, restricted in accordance with Rule 144, to one shareholder for services rendered valued at $70,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was sophisticated.

          On August 31, 2006, we issued 12,000,000 shares of our Class A common stock, restricted in accordance with Rule 144, to one shareholder for consideration of a 90 day promissory note in the principal amount of $999,600.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was accredited.

          On September 11, 2006, we issued 6,450,000 shares of our Class A common stock, restricted in accordance with Rule 144, to three shareholders to pay off loans to us totaling $450,697.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were sophisticated.

          On September 11, 2006, we issued 1,000,000 shares of our Class A common stock, restricted in accordance with Rule 144, to one shareholder for services rendered valued at $40,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was sophisticated.

          On September 29, 2006, we issued 20,000 shares of our Class A common stock, restricted in accordance with Rule 144, to one shareholder for services rendered valued at $800.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was sophisticated.

          On September 29, 2006, we issued 1,000,000 shares of our Class A common stock, restricted in accordance with Rule 144, to one shareholder, in settlement of a dispute valued at $40,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was sophisticated.

ITEM 3       Defaults Upon Senior Securities

          There have been no events which are required to be reported under this Item.

ITEM 4       Submission of Matters to a Vote of Security Holders

          There have been no events which are required to be reported under this Item.

ITEM 5       Other Information

          None.

ITEM 6       Exhibits

(a)        Exhibits

3.1 (1)	Certificate of Incorporation of Material Technologies, Inc.

3.2 (2)	Certificate of Amendment to Articles of Incorporation dated February 16, 2000

3.3 (2)	Certificate of Amendment to Articles of Incorporation dated July 12, 2000

3.4 (2)	Certificate of Amendment to Articles of Incorporation dated July 31, 2000

3.5 (3)	Amended and Restated Certificate of Incorporation dated September 12, 2003

3.6 (5)	Certificate of Amendment to Certificate of Incorporation of Material Technologies, Inc. dated May 31, 2006

3.7 (5)	Certificate of Amendment to Certificate of Incorporation of Material Technologies, Inc. dated October 25, 2006

3.6 (1)	Bylaws of Material Technologies, Inc.

4.1 (1)	Class A Convertible Preferred Stock Certificate of Designations

4.2 (1)	Class B Convertible Preferred Stock Certificate of Designations

10.1 (4)	Acquisition Agreement with UTEK Corporation and Materials Monitoring Technologies, Inc.

10.2 (4)	License Agreement between Material Monitoring Technologies, Inc. and North Carolina A&T State University

10.3 (4)	Consulting Agreement with Mannur J. Sundaresan, PhD

10.4	Settlement Agreement and General Release dated August 23, 2006 with Ben Franklin Technology Partners of Southeastern Pennsylvania

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)     Incorporated by reference from our registration statement on Form S-1 filed with the Commission on April 30, 1997.

(2)     Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on March 30, 2001.
(3)     Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on April 9, 2004.
(4)     Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 24, 2006.
(5)     Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 8, 2006.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2006		/s/ Robert M. Bernstein
	By:	Robert M. Bernstein
	Its:	President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Director