Form 10KSB
period 2006-12-31
MATERIAL TECHNOLOGIES INC /CA/
filed 2007-04-03
CIK 1036668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes                No     X    .

          State issuer’s revenues for its most recent fiscal year.    The issuer’s revenues for the year ended December 31, 2006 were $156,153.

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in rule 12b-2 of the Exchange Act.)  $59,189,514, based on the closing price of $1.65 for our common stock on March 27, 2007.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

          Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes                No          .

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of March 27, 2007, there were 113,200,276 shares of our Class A common stock issued, and 82,087,898 shares outstanding.  As of March 27, 2007, there were 600,000 shares of our Series B Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”).  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).  None.

          Transitional Small Business Disclosure Format (check one):  Yes _____     No     X

2

Material Technologies, Inc.

TABLE OF CONTENTS

PART I

          This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.”  Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

          Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

          Throughout this Annual Report, numbers representing shares of our Class A common stock have been adjusted to reflect the 1-for-300 reverse stock split effective November 8, 2006.

ITEM 1 – DESCRIPTION OF BUSINESS

Introduction

          We are engaged in research and development of metal fatigue detection, measurement, and monitoring technologies.  As such, we are developing several monitoring devices for metal fatigue detection and measurement.

          Our efforts are dedicated to developing devices and systems that indicate the true status of fatigue damage in a metal component.  We have developed two products.  The first is a small, simple device that continuously integrates the effect of fatigue loading in a structural member, called a Fatigue Fuse.  The second is an instrument that detects very small growing fatigue cracks in metals, the Electrochemical Fatigue Sensor; it has demonstrated in the laboratory that it can detect cracks as small as 10 microns (0.0004 inches), which is smaller than any other practical crack detection technology, as acknowledged by the United States Air Force and confirmed by Rockwell Scientific Corporation.  We hold the patents on the Fatigue Fuse and license the technology on the Electrochemical Fatigue Sensor from the University of Pennsylvania.

          We have completed the technology to the point where we are now performing real world bridge inspections.  Additional development will continue for some period of time.

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

          As of December 31, 2006, our investments in our subsidiary companies represented less than 10% of our total assets.  We have controlling interests in each of our subsidiary companies and members of our management also serve as officers and directors of each subsidiary.

Our Technologies

The Fatigue Fuse

          The Fatigue Fuse is designed to be affixed to a structure to give warnings at pre-selected percentages of the fatigue life that have been used up (i.e., how close to failure the structure has progressed).  It warns against a condition of widespread generalized cracking due to fatigue.

          The Fatigue Fuse is a thin piece of metal similar to the material being monitored.  It consists of a series of parallel metal strips connected to a common base, much as fingers are attached to a hand.  Each “finger” has a different geometric pattern, called “notches,” defining its boundaries.  Each finger incorporates an application-specific notch near the base.  By applying the laws of physics and fracture mechanics to determine the geometric contour of each notch, the fatigue life of each finger is finite and predictable.  When the fatigue life of a finger (Fuse) is reached, the Fuse breaks.

          By implementing different geometry for each finger notch in the array, different increments of fatigue life are observable.  Typically, notches will be designed to facilitate observing increments of fatigue life of 10% to 20%.  By mechanically attaching or bonding these devices to different areas of the structural member of concern, the Fuse undergoes the same fatigue history (strain cycles) as the structural member.  Therefore, breakage of a Fuse indicates that an increment of fatigue life has been reached for the structural member.  The notch and the size and shape of the notch concentrate energy on each finger.  The Fuse is intimately attached to the structural member of interest.  Therefore, the Fuse experiences the same strain and wear history as the member.  Methods are available for remote indication of Fuse fracturing.

          In a new structure, we generally assume there is no fatigue and can thus design the Fatigue Fuse for 100% of its life potential.  But in an existing structure, one that has experienced loading and wear, we must determine the fatigue status of that structural member so we can design the Fatigue Fuse to monitor the remaining fatigue life potential.

          We believe that the Fatigue Fuse is of value in monitoring aircraft, ships, bridges, conveyor systems, mining equipment, cranes, etc.  Little special training is needed to qualify individuals to report any broken segments of the Fatigue Fuse to the appropriate engineering authority for necessary action.  The success of the device is contingent upon our successful marketing of the Fatigue Fuse, and no assurance can be given that we will be able to overcome the obstacles relating to introducing a new product to the market.  To implement our ability to produce and market the Fatigue Fuse, we need substantial additional capital and no assurance can be given that this needed capital will be available.

The Electrochemical Fatigue Sensor (“EFS”)

          The EFS is a device that employs the principle of electrochemical/mechanical interaction of metals under repeated loading to find growing cracks.  It is an instrument that detects very small cracks and has the potential to determine crack growth rates.  The Electrochemical Fatigue Sensor has demonstrated in the laboratory that it can detect cracks as small as 10 microns (0.0004 inches), which is smaller than any other practical technology, as acknowledged by the United States Air Force and Rockwell Scientific Corporation.  We believe that nothing comparable to this instrument currently exists in materials technology.  We have inspected about fifteen bridges to date using this technology.

          The EFS functions by treating the location of interest (the target) associated with the structural member as an electrode of an electrochemical cell (similar to a battery).  By imposing a constant voltage-equivalent circuit as the control mechanism for the electrochemical reaction at the target surface, current flows as a function of stress action.  The EFS is always a dynamic process; therefore stress action is required, e.g. to measure a bridge structural member it is necessary that cyclic loads be imposed, such as normal traffic on the bridge would do.  The results are a specific set of current waveforms and amplitudes that characterize and indicate fatigue damage i.e., growing fatigue cracks.

Status of our Technologies

          Currently, our primary focus is on the development and commercialization of the EFS.

Status of the EFS

          The existence of very small growing cracks can be determined by EFS, and in this regard it appears superior in resolution to other current non-destructive testing techniques.  It has succeeded in regularly detecting growing cracks as small as 40 microns in a titanium alloy, in a laboratory environment, as verified by a scanning electronic microscope, and has proven to be capable of detecting cracks down to ten microns, as acknowledged by the Materials Laboratory at Wright Patterson Air Force on a titanium alloy and confirmed by evaluations at Rockwell Scientific Corporation on bridge grade steel.  This is much smaller than the capability of any other practical non-destructive testing method for structural components.  There is also a vast body of testing supporting successful use of this technology with selected aluminum alloys.  Within the past twelve months, we have successfully used EFS on fifteen highway bridges. We are now beginning the marketing of the EFS for bridges.

Status of the Fatigue Fuse

          The development of the Fatigue Fuse came first.  The inventor, Professor Maurice Brull, conducted the basic research at the University of Pennsylvania.  We conducted the advanced development, including variations of the adhesive bonding process, and fabricating a laboratory-grade remote recorder for finger separation events that constitute proper functioning of the Fatigue Fuse.  The next step, prototype evaluation, encompasses empirical tailoring of Fatigue Fuse parameters to fit the actual spectrum loading expected in specific applications, and needs to be done. The tests associated with further development of the Fatigue Fuse include full-scale structural tests with attached Fatigue Fuses.  A prototype of the Fatigue Fuse has been designed, fabricated, and successfully demonstrated.  The next tasks will be to prepare an analysis for more efficient selection of Fatigue Fuse parameters and to conduct a comprehensive test program to prove the ability of the Fatigue Fuse to accurately indicate fatigue damage when subjected to realistically large variations in measuring stresses and strains in fatiguing metal.  The final tasks prior to marketing will be an even larger group of demonstration tests.

          To date, certain organizations have included our Fatigue Fuse in test programs.  We have already completed the tests for welded steel civil bridge members conducted at the University of Rhode Island.  In 1996, Westland Helicopter, a British firm, tested the Fatigue Fuse on helicopters.  That test was successful with the legs of the Fatigue Fuses failing in sequence as predicted. At the present time we are applying Fatigue Fuses to several portable aluminum bridges for the U.S. Army.

          The Fatigue Fuse has been at this stage for the past several years as we have not had the necessary financial resources to finalize our development and commence marketing.  At the present time we have elected to defer future development of the Fatigue Fuse and apply our resources to pursue the EFS technology.

Commercial Markets for our Products and Technologies

          Our technology is applicable to many market sectors such as bridges and aerospace as well as ships, cranes, railways, power plants, nuclear facilities, chemical plants, mining equipment, piping systems, and heavy iron. This past year we have performed evaluations of bridges using our EFS technology in the states of Pennsylvania, Utah and New Jersey, as well as a railroad bridge in Pueblo, Colorado.

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

          Although there are normal business imperatives, the bridge market is essentially macro-economically and government policy driven.  In our opinion, only technology can provide the solution.  The need for increased spending accelerates significantly each year as infrastructure ages.  The Federal government has mandated bridge repair and detection through the passage of the Intermodal Surface Transportation and Efficiency Act in 1991 and again in the $200 billion, 1998 Transportation Equity Act.  We have completed several contracts to install our fatigue detection products on bridge structures within the United States, and are in negotiations for several others.

Our Patent Protections

          We are the owner and/or assignee of four patents as follows:

Title	USPTO No.

Devise for Monitoring Fatigue Life	4,590,804

Method of Making a Device for Monitoring Fatigue Life	4,639,997

Metal Fatigue Detector	5,237,875

Device for Monitoring the Fatigue Life of a Structural Member and a Method of Making Same	5,319,982

Device for Monitoring the Fatigue Life of a Structural Member and a Method of Making Same	5,425,274

Methods and Devices for Electro Chemically Determining Metal Fatigue Status	5,419,201

Apparatus for and Method for Interrogating a Fatigue Fuse	Provisional

Indicator for Fatigue Fuse	Provisional

Our Patents are Encumbered

          The patents described in the preceding section are pledged as collateral to secure the repayment of loans extended to us or indebtedness that we currently owe.  On August 30, 1986, we entered into a funding agreement with the Advanced Technology Center, whereby ATC paid $45,000 to us for the purchase of a royalty of 3% of future gross sales and 6% of sublicensing revenue.  The royalty is limited to the $45,000 plus an 11% annual rate of return.  The payment of future royalties was secured by equipment we used in the development of technology as specified in the funding agreement, however, no lien against our equipment or our patents in favor of ATC vested until we generated royalties from product sales.

          On May 4, 1987, we entered into a funding agreement with ATC whereby ATC provided $63,775 to us for the purchase of a royalty of an additional 3% of future gross sales and 6% of sublicensing revenue.  The agreement was amended August 28, 1987, and as amended, the royalty cannot exceed the lesser of (1) the amount of the advance plus a 26% annual rate of return or, (2) total royalties earned for a term of 17 years.  As with our first agreement with ATC, no lien or encumbrance against our assets, including our patents, vested in favor of ATC until we generated royalties from product sales.

          On September 28, 2006, we entered into an agreement with Ben Franklin Technology, the successor to ATC, to give Ben Franklin 3,334 shares of our common stock, valued at $40,000, in exchange for a general release of the above liabilities.

          On May 27, 1994, we borrowed $25,000 from Sherman Baker, one of our shareholders.  We gave Mr. Baker a promissory note due May 31, 2002 and we pledged our patents as collateral to secure the repayment of this note.  As of December 31, 2006, there is a first priority security interest in our patents as collateral for the repayment of the amounts we owe to Mr. Baker.  As additional consideration for this loan, we granted to Mr. Baker a 1% royalty interest in the Fatigue Fuse and a 0.5% royalty interest in the Electrochemical Fatigue Sensor.  We are in default of the repayment terms of the note held by Mr. Baker, and at December 31, 2006, we owe Mr. Baker $55,138 in principal and accrued interest.  Mr. Baker has not taken any action to foreclose his interest in the collateral and we are in discussions with Mr. Baker, with the expectation that we will cure any default in the note he holds and avoid any foreclosure of his security interest held in our patents.  We believe that although we have not yet cured our defaults on the loans to Mr. Baker, our current communications with him suggest that Mr. Baker does not have the present intention of foreclosing on the patents as collateral or the pursuit of legal action against us to collect the balance due under our note.

Distribution of our Products

          Subject to available financing, we have and continue to exhibit the Electrochemical Fatigue Sensor, and to a lesser extent the Fatigue Fuse, at various trade shows and intend to also market our products directly to end users including certain state regulatory agencies charged with overseeing bridge maintenance, companies engaged in manufacturing and maintaining large ships and tankers, and the military.  Although we intend to undertake marketing, dependent on the availability of funds, within and without the United States, no assurance can be given that any such marketing activities will be implemented.

Competition

          Other technologies exist which identify cracks which may be the result of fatigue damage.  Single cracks larger than a minimum size can be found by nondestructive inspection methods such as dye penetrant, radiography, eddy current, acoustic emission, and ultrasonics.  Tracking of load and strain history, to subsequently estimate fatigue damage by computer processing, is possible with recording instruments such as strain gauges and counting accelerometers.  These methods have been used for over 40 years and also offer the advantage of having been accepted in the market, whereas our products remain largely unproven.  Companies marketing these alternate technologies include Magnaflux Corporation, Kraut-Kramer-Branson, Dunegan-Endevco, and Micro Measurements.  These companies have more substantial assets, greater experience, and more resources than us, including, but not limited to, established distribution channels and an established customer base.  The familiarity and loyalty to these technologies may be difficult to dislodge.  Because we are still in the development stage, we are unable to predict whether our technologies will be successfully developed and commercially attractive in potential markets.

Employees

          We have four employees, Robert M. Bernstein, our President, Chief Executive Officer and Chief Financial Officer, a secretary, one part-time engineer, and an office manager.  In addition, we retain consultants for specialized work.

ITEM 2 – DESCRIPTION OF PROPERTY

Corporate Office

          We lease an office at 11661 San Vicente Blvd., Suite 707, Los Angeles, California, 90049.  The space consists of 830 square feet and will be adequate for our current and foreseeable needs.  The total rent is payable at $2,582 per month on a month-to-month basis.  Either party may cancel the lease on 30 days notice.

ITEM 3 – LEGAL PROCEEDINGS

          On March 8, 2006, Stephen Forrest Beck filed a lawsuit against us and our President, Robert M. Bernstein, in the Superior Court of the State of California, County of Los Angeles, Case No. SC088898, titled Stephen Forrest Beck v. Material Technologies, Inc. and Robert M. Bernstein.  Mr. Beck alleged breach of contract and sought damages for prior and future loss of earnings, plus the issuance or value of shares of our Class A common stock to which he believed he was entitled, plus interest.  He also sought a substantial number of shares he believed was owed to him as part of an anti-dilution provision in his contract.  On December 27, 2006, we entered into a Settlement Agreement and Release, as well as Irrevocable Escrow Instructions, to settle the lawsuit.  As consideration under the settlement, we issued 5,000,000 shares of our common stock to Mr. Beck, with said shares to be held by an escrow agent and distributed to Mr. Beck monthly with a trading limit equal to eight percent (8%) of the previous month’s trading volume for our common stock, until Mr. Beck has received a total of $800,000.  In addition, Mr. Beck received $44,000 cash and will, after future conditions are met, receive 1,895,000 shares of our common stock and will have anti-dilution rights on those shares to maintain his percentage ownership for an agreed-upon period of time.

          On June 15, 2005, we filed a Complaint in the Los Angeles Superior Court, State of California, case number BC336689, against Gem Advisors, Inc., GEM Global Emerging Markets, and Global Emerging Markets of North America, Inc., seeking a declaration regarding certain agreements we entered into with the parties.  We did not seek monetary damages.  On November 16, 2005, Gem Advisors, Inc. filed an Answer and Cross-Complaint, seeking approximately $1.9 million in damages arising out of finders fees for certain transactions.  On November 30, 2005, default judgments were entered against the other defendants who failed to respond to our Complaint.  In September 2006, this case was dismissed as to all parties because the principal terms of a settlement agreement have been reached.  As of the date of this Annual Report, we have not yet executed a formal settlement agreement.

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On October 30, 2006, stockholders owning a majority of our outstanding voting stock approved by written consent an amendment to our Certificate of Incorporation to effectuate a 1-for-300 reverse stock split of the outstanding Class A Common Stock.  Shareholders representing 1,221,987,850 of the 1,500,134,942 possible votes (before giving effect to the 1-for-300 reverse stock split), or 81.5%, approved the amendment.  There were no votes against the amendment, or withheld, and because the amendment was approved by written consent, there were no abstentions or broker non-votes.

PART II

ITEM 5 – MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

          Our common stock is quoted on the OTC Bulletin Board under the symbol “MTTG.”  For the periods indicated, the following table sets forth the high and low bid prices per share of common stock, adjusted to reflect the 1-for-300 reverse stock split effective November 8, 2006, as provided by the Nasdaq Stock Markets, Inc.  These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High	Low

Fiscal year ended December 31, 2005:
First Quarter.....................................................	$675.00	$375.00
Second Quarter................................................	$495.00	$300.00
Third Quarter...................................................	$738.00	$225.00
Fourth Quarter..................................................	$720.00	$45.00

Fiscal year ended December 31, 2006:
First Quarter.....................................................	$84.00	$24.00
Second Quarter................................................	$102.00	$24.00
Third Quarter...................................................	$29.55	$9.60
Fourth Quarter..................................................	$13.00	$10.20

Fiscal year ended December 31, 2007:
First Quarter (through February 28, 2007)	$2.85	$1.21

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

Holders

          As of December 31, 2006 and March 27, 2007, there were 93,819,289 and 113,200,276  shares, respectively, of our Class A common stock issued, and 73,179,015 and 82,087,898 shares, respectively, of our Class A common stock outstanding and held of record by approximately 2,300 holders of record.  As of December 31, 2006 and March 27, 2007, there were 600,000 shares of our Class B common stock issued and outstanding and held by one shareholder.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  The transfer agent of our common stock is Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117.

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

Securities Authorized for Issuance under Equity Compensation Plans

          On April 18, 2006, our Board of Directors approved the 2006 Non-Qualified Stock Grant and Option Plan (the “2006 Plan”) with 100,000 shares of our common stock available for issuance under the plan.  The plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees.  As of December 31, 2006, we had issued 83,820 shares of common stock under the plan.  As of March 27, 2007, we have issued all 100,000 shares of common stock under the plan.

          On December 1, 2006, our Board of Directors approved the 2006/2007 Non-Qualified Company Stock Grant and Option Plan (the “2006/2007 Plan”) with 3,000,000 shares of our common stock available for issuance under the plan.  The plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees.  As of December 31, 2006, we had not issued any options or shares of common stock under the plan.  As of March 27, 2007, we have issued zero options and 149,820 shares of common stock under the plan.

          As of December 31, 2006, the plan information is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holders	35,180,001	$0.14	3,016,180
Total	35,180,001	$0.14	3,016,180

Recent Sales of Unregistered Securities

Golden Gate and La Jolla Convertible Debenture and Warrants

          To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with Golden Gate Investors, Inc. on December 16, 2005 for the sale of a convertible debenture.  These investment documents have been amended numerous times pursuant to which we increased the principal amount of the debenture to $1,000,000, provided that previous amounts provided to us by Golden Gate ($40,000) were applied to the purchase price.  Golden Gate is required to immediately wire to us the remainder of the purchase price ($1,000,000 less the sum of all amounts previously advanced to us) upon the effectiveness of a registration statement covering the underlying shares of common stock and receipt of 66,667 shares of our Class A common stock in escrow.

          As of the date of this Annual Report, as a result of recent interpretations of Rule 415 by the Securities and Exchange Commission, we have not been successful in getting a registration statement effective.  On September 1, 2006, we withdrew our registration statement and are in the process of negotiating an amendment to these investment documents with Golden Gate.

          The debenture bears interest at 5¼%, matures three years from the date of issuance, and is convertible into our Class A common stock, at the holder's option.  The conversion price of the convertible debenture is the lesser of (i) $210.00, (ii) eighty percent of the average of the three lowest volume weighted average prices during the twenty (20) trading days prior to the conversion or (iii) eighty percent of the volume weighted average price on the trading day prior to the conversion.  Accordingly, there is no limit on the number of shares into which the debenture may be converted.  Golden Gate has agreed that, beginning in the first full calendar month after the registration statement is declared effective, it shall convert at least 10%, but no more than 40%, of the debenture per calendar month, provided that the common stock is available, registered and freely tradable; provided that, we may reduce the monthly maximum conversion from 40% to 6% for any three calendar months during the term of the debenture upon ten business days notice prior to the first day of the applicable calendar month.  However, in the event that our volume weighted average price is less than (i) $15.00 or (ii) the lowest price at which any of the 66,667 additional shares which the investor has permitted us to register in the registration statement are issued or sold, we shall have the option to do one of the following: (a) redeem that portion of the Debenture that Holder elected to convert, plus any accrued and unpaid interest, at 108% of such amount, or (b) increase the Discount Multiplier (as defined therein) to 99% on that portion of the Debenture that the holder elected to convert, or (c) one time during any six month period, not permit any Debenture conversions by holder for a period of 60 days.  If we elect to prepay the debenture, Golden Gate may withdraw its conversion notice.

          On June 9, 2006, we and Golden Gate entered into an Addendum to Convertible Debenture, Warrant to Purchase Common Stock and Securities Purchase Agreement pursuant to which Golden Gate agreed to purchase, and we agreed to sell, three additional convertible debentures, each in the principal amount of $1,000,000, on the same terms and conditions set forth above.  Each additional debenture will be issued no later than 60 days after the remaining unconverted principal amount of the prior debenture issued to Golden Gate is less than $600,000.  Golden Gate will pay $100,000 for each additional convertible debenture on the day of issuance of such debenture, with the remaining balance to be funded upon the effectiveness of the registration statements we are obligated to file covering the shares underlying each debenture.  In the event that Golden Gate fails to purchase any of the three additional debentures, it shall pay liquidated damages to us in the amount of $100,000.

          We entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc., an affiliate of Golden Gate, dated as of May 30, 2006, as amended by that certain Addendum to Warrant to Purchase Common Stock dated as of June 12, 2006, for the purchase of warrants to purchase 166,667 shares of Class A common stock for a prepayment of $50,000.  La Jolla has agreed that, beginning in the first full calendar month after the registration statement is declared effective, it shall exercise 4,167 warrants per week for 16 consecutive weeks until all warrants are exercised.  This mandatory exercise feature was agreed to between the parties because we believe that we require weekly funding in the amount of $12,500 over the 16 weeks following the effectiveness of this registration statement, in addition to the aggregate of $1,000,000 in proceeds for the purchase price of the Debentures which will all be funded within 5 days of effectiveness, for our operations.  The warrant is exercisable into 166,667 shares of Class A common stock at an exercise price of $3.00 per share, provided that, the exercise price shall be equal to the price at which we sell common stock (through direct stock issuances, and/or conversions or exercises of convertible securities, but not including Class A common stock issued as compensation for services performed on our behalf) during the 30 days prior to the applicable exercise date.

          Golden Gate and La Jolla have contractually agreed to restrict their ability to convert its debenture or exercise its warrants and receive shares of our Class A common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of Class A common stock.

Other Convertible Debentures and Warrants

          On October 27, 2006, we entered into a series of agreements with our existing debenture holders, namely Palisades Capital, LLC, Hyde Investments, Ltd., and Livingston Investments, Ltd., whereby we extended the due date on over $2,100,000 in debentures for two years from December 31, 2006 to December 31, 2008.

          Pursuant to the terms of a Settlement Agreement and General Release, we agreed to:

(i)	release each of the debenture holders from all liability arising prior to the date thereof;

(ii)	effectuate a 1-for-300 reverse split of our Class A common stock;

(iii)	issue warrants to purchase an aggregate of 35 million post-split shares of Class A common stock at an exercise price of $0.001;

(iv)	issue up to 30 million post-split shares of Class A common stock to our President and director, Robert M. Bernstein, as consideration for the receipt of a general release from him and execution of a new employment agreement;

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

Other Unregistered Securities Issued During 2006 and 2005

2006

          On January 5, 2006, we issued a total of 950 shares of our common stock, restricted in accordance with Rule 144, to two individuals for cash consideration of $14,450.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders are sophisticated investors who are familiar with our operations.

          On January 10, 2006, we issued a total of 4,920 shares of our common stock, restricted in accordance with Rule 144, to three individuals for services valued at $236,200.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders are sophisticated investors who are familiar with our operations.

          On January 16, 2006, we issued a total of 834 shares of our common stock, restricted in accordance with Rule 144, to one investor for services valued at $40,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor who is familiar with our operations.

          On January 16, 2006, we issued a total of 12,305 shares of our common stock, restricted in accordance with Rule 144, to one foreign investor in an offshore transaction.  Of these shares, 11,688 were issued for no additional consideration to reduce the average per-share price paid by this investor pursuant to an agreement.  The remaining 618 shares were issued for cash consideration of $17,684.  The issuances were exempt from registration pursuant to Regulation S of the Securities Act of 1933, and the shareholders are sophisticated, foreign investors who are familiar with our operations.

          On January 17, 2006, we issued a total of 2,084 shares of our common stock, restricted in accordance with Rule 144, to one individual for cash consideration of $31,250.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor who is familiar with our operations.

          On January 18, 2006, we issued a total of 46,964 shares of our common stock, without restrictive legend pursuant to Rule 144(k) of the Securities Act of 1933, to five investors upon the cashless exercise of warrants.  The issuances were exempt from registration pursuant to Rule 4(2) of the Securities Act of 1933 and the investors were accredited.

          On January 20, 2006, we issued a total of 334 shares of our common stock, restricted in accordance with Rule 144, to one foreign investor in an offshore transaction for cash consideration of $5,480.  The issuance was exempt from registration pursuant to Regulation S of the Securities Act of 1933, and the shareholder is a sophisticated, foreign investor who is familiar with our operations.

          On January 25, 2006, we issued a total of 13,334 shares of our common stock, restricted in accordance with Rule 144, to one investor for services valued at $512,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor who is familiar with our operations.

          On January 25, 2006, we converted 1,420,000 shares of Series D preferred stock to 4,734 shares of Class A common stock.

          On January 25, 2006, we issued a total of 58,221 shares of our common stock, without restrictive legend pursuant to Rule 144(k) of the Securities Act of 1933, to seven investors upon the cashless exercise of warrants, and one investor upon the cashless conversion of preferred stock.  The issuances were exempt from registration pursuant to Rule 4(2) of the Securities Act of 1933 and the investors were accredited.

          On February 1, 2006, we issued a total of 3,334 shares of our common stock, restricted in accordance with Rule 144, to one investor for services valued at $120,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor who is familiar with our operations.

          On February 8, 2006, we issued a total of 3,667 shares of our common stock, restricted in accordance with Rule 144, to two investors for services valued at $108,000.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders are sophisticated investors who are familiar with our operations.

          On February 13, 2006, we issued a total of 4,011 shares of our common stock, restricted in accordance with Rule 144, to one individual for services valued at $173,244.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor who is familiar with our operations.

          On February 21, 2006, we issued a total of 167 shares of our common stock, restricted in accordance with Rule 144, to one foreign investor in an offshore transaction for cash consideration of $2,500.  The issuance was exempt from registration pursuant to Regulation S of the Securities Act of 1933, and the shareholder is a sophisticated, foreign investor who is familiar with our operations.

          On February 22, 2006, we issued a total of 167 shares of our common stock, restricted in accordance with Rule 144, to one individual for services valued at $5,600.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor who is familiar with our operations.

          On February 23 and 24, 2006, we issued a total of 2,334 shares of our common stock, restricted in accordance with Rule 144, to one individual for services valued at $72,800.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is accredited.

          On February 24, 2006, we issued a total of 5,686 shares of our common stock, restricted in accordance with Rule 144, to one foreign investor in an offshore transaction for cash consideration of $13,502.  The issuance was exempt from registration pursuant to Regulation S of the Securities Act of 1933, and the shareholder is a sophisticated, foreign investor who is familiar with our operations.

          On March 1, 2006, we issued a total of 167 shares of our common stock, restricted in accordance with Rule 144, to one individual for services valued at $5,600.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor who is familiar with our operations.

          On March 7, 2006, we issued a total of 6,702 shares of our common stock, restricted in accordance with Rule 144, to one foreign investor in an offshore transaction for cash consideration of $38,200.  The issuance was exempt from registration pursuant to Regulation S of the Securities Act of 1933, and the shareholder is a sophisticated, foreign investor who is familiar with our operations.

          On March 10, 2006, we issued a total of 13,000 shares of our common stock, restricted in accordance with Rule 144, to one investor for services valued at $343,200.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor who is familiar with our operations.

          On March 23, 2006, we issued a total of 6,667 shares of our common stock, restricted in accordance with Rule 144, to one investor for services valued at $336,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor who is familiar with our operations.

          On March 24, 2006, we issued a total of 634 shares of our common stock, restricted in accordance with Rule 144, to two foreign investors in an offshore transaction for cash consideration of $9,458.  The issuances were exempt from registration pursuant to Regulation S of the Securities Act of 1933, and the shareholders are sophisticated, foreign investors who are familiar with our operations.

          On March 24, 2006, we issued a total of 6,667 shares of our common stock, restricted in accordance with Rule 144, to one individual for a note receivable valued at $100,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor who is familiar with our operations.

          On March 30, 2006, we issued a total of 6,667 shares of our common stock, restricted in accordance with Rule 144, to one individual for a note receivable valued at $100,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor who is familiar with our operations.

          On April 3, 2006, we issued 3,334 shares of our Class A common stock, restricted in accordance with Rule 144, to one shareholder for services rendered.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was accredited.

          On April 7, 2006, we issued a total of 5,533 shares of our Class A common stock, restricted in accordance with Rule 144, to one investor for cash consideration of $29,878.  The issuance was exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, and the investor was accredited.

          On April 12, 2006, we issued a total of 6,667 shares of our Class A common stock, restricted in accordance with Rule 144, to one investor for a note receivable of $100,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was accredited.

          On April 25, 2006, we issued a total of 6,667 shares of our Class A common stock, restricted in accordance with Rule 144, to one investor for a note receivable of $100,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was accredited.

          On April 27, 2006, we issued a total of 13,334 shares of our Class A common stock, restricted in accordance with Rule 144, to one investor for cash consideration of $200,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor is a sophisticated investor who is familiar with our operations.

          On May 9, 2006, we issued a total of 834 shares of our Class A common stock, restricted in accordance with Rule 144, to one shareholder for services rendered valued at $50,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor who is familiar with our operations.

          On May 11, 2006, we issued a total of 6,667 shares of our Class A common stock, restricted in accordance with Rule 144, to one shareholder in exchange for a note receivable in the amount of $1,000,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor who is familiar with our operations.

          On June 2, 2006, we executed a Securities Purchase Agreement with La Jolla Cove Investors, Inc.  Under the terms of the Agreement, in exchange for a warrant premium of $50,000, we issued to La Jolla warrants to purchase up to 66,667 shares of our Class A common stock.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited.

          On or about June 19, 2006, a total of 5,850 shares were purchased from escrow by Birchington Investments Limited for cash consideration of $17,550.  The shares were purchased pursuant to the downside price protection provisions of our agreement with Birchington.  The shares were previously issued but not outstanding.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were accredited.

          On June 26, 2006, we issued a total of 1,667 shares of our Class A common stock, restricted in accordance with Rule 144, to one shareholder for services rendered on our behalf valued at $40,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor who is familiar with our operations.

          On June 26, 2006, we issued a total of 6,667 shares of our Class A common stock, restricted in accordance with Rule 144, to one investor for a note receivable of $100,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was accredited.

          On June 28, 2006, we issued a total of 6,667 shares of our Class A common stock, restricted in accordance with Rule 144, to one investor for a note receivable of $100,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was accredited.

          On July 25, 2006, we issued 834 shares of our Class A common stock, restricted in accordance with Rule 144, to one shareholder for services rendered valued at $20,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was sophisticated.

          On July 31, 2006, we issued a total of 2,583 shares of our Class A common stock, restricted in accordance with Rule 144, to five foreign investors in offshore transactions for cash consideration of $19,454.  The issuances were exempt from registration pursuant to Regulation S of the Securities Act of 1933, and the shareholders were sophisticated, foreign investors who were familiar with our operations.

          On August 11, 2006, we issued a total of 8,334 shares of our Class A common stock, without restrictive legend, to one investor upon the conversion of $100,000 in principal and interest outstanding on a convertible debenture.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was accredited.

          On August 15, 2006, we issued 878 shares of our Class A common stock, restricted in accordance with Rule 144, to one shareholder for services rendered valued at $21,060.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was accredited.

          On August 18, 2006, pursuant to an Acquisition Agreement we entered into on August 18, 2006, with UTEK CORPORATION, a Delaware corporation, and Materials Monitoring Technologies, Inc., a Florida corporation, we issued an aggregate of 125,436 shares of our common stock with 119,164 shares being issued to UTEK and 6,272 shares being issued to Aware Capital Consultants, all restricted in accordance with Rule 144, valued at $2,634,153, in exchange for 100% of Materials Monitoring’s outstanding stock.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and both UTEK and Aware Capital Consultants were sophisticated investors.

          On August 23, 2006, we issued 12,544 shares of our Class A common stock, restricted in accordance with Rule 144, to three shareholders for services rendered valued at $263,411.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were sophisticated.

          On August 25, 2006, we issued 3,334 shares of our Class A common stock, restricted in accordance with Rule 144, to one shareholder for services rendered valued at $70,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was sophisticated.

          On August 31, 2006, we issued 40,000 shares of our Class A common stock, restricted in accordance with Rule 144, to one shareholder for consideration of a 90 day promissory note in the principal amount of $999,600.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was accredited.

          On September 11, 2006, we issued 21,500 shares of our Class A common stock, restricted in accordance with Rule 144, to three shareholders to pay off loans to us totaling

$450,697.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were sophisticated.

          On September 11, 2006, we issued 3,334 shares of our Class A common stock, restricted in accordance with Rule 144, to one shareholder for services rendered valued at $40,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was sophisticated.

          On September 29, 2006, we issued 67 shares of our Class A common stock, restricted in accordance with Rule 144, to one shareholder for services rendered valued at $800.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was sophisticated.

          On September 29, 2006, we issued 3,334 shares of our Class A common stock, restricted in accordance with Rule 144, to one shareholder, in settlement of a dispute valued at $40,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was sophisticated.

          On October 12, 2006, we issued 600 shares of our Class A Common Stock, valued at $7,380, to one shareholder pursuant to the downside price protection clause in the agreement with Birchington.  The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the holder is a sophisticated investor familiar with our operations.

          On October 27, 2006, pursuant to the terms of a Settlement Agreement and General Release, we entered into an Amendment dated October 27, 2006 to the Class A Senior Secured Convertible Debenture held by each of Palisades Capital, LLC, Hyde Investments, Ltd., and Livingston Investments, Ltd.  In addition, we entered into a Warrant Agreement with each of the parties above, plus GCH Capital, Ltd., to purchase an aggregate of 35,000,000 post-split shares of our Class A common stock at an exercise price of $0.001.  The execution of the debenture amendments and the issuance of the warrants was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the holders were each accredited.

          On November 10, 2006, we issued 20,000 shares of our Class A Common Stock to a single shareholder as collateral for a loan.  The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the holder is a sophisticated investor familiar with our operations.

          On November 22, 2006, we issued 200,000 shares of our Class A common stock to Livingston Investments, Ltd. upon the conversion of $20,000 in outstanding principal on a convertible debenture.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was accredited.

          On November 21, 2006, we entered into a Stock Grant and General Release Agreement (the “Stock Grant Agreement”) with Robert M. Bernstein, for the purpose of showing our appreciation for Mr. Bernstein’s work over the past several years.  Under the Stock Grant Agreement, we issued 30,000,000 shares of our Class A common stock, restricted in accordance with Rule 144 and valued at $1,478,000, to Robert M. Bernstein, our Chief Executive Officer and Chief Financial Officer, as a bonus for his work for us over the past years and in exchange for a full release from any amounts we may owe Mr. Bernstein as of the date of the Stock Grant Agreement.  This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the holder was accredited.

          On November 29, 2006, we issued 100,000 shares of our Class A Common Stock to two employees for services rendered, valued at $479,200.  The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the holder is a sophisticated investor familiar with our operations.

          On December 27, 2006, as consideration under the Settlement Agreement and Release entered into with Stephen Forrest Beck, we issued an aggregate of five million (5,000,000) shares to Mr. Beck, with said shares to be held by an escrow agent and distributed to Mr. Beck monthly with a trading limit equal to eight percent (8%) of the previous month’s trading volume for our common stock, until Mr. Beck has received a total of $800,000.  In addition, after future conditions are met, Mr. Beck will receive 1,895,000 shares of our common stock and will have anti-dilution rights on those shares to maintain his percentage ownership for an agreed-upon period of time.  We issued five million (5,000,000) shares to Mr. Beck to be held in escrow until the conditions are met with respect to the anti-dilution shares.  These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Mr. Beck is an accredited investor.

          On December 28, 2006, we issued 6,255,070 shares of our common stock to UTEK, pursuant to the anti-dilution provisions of the Acquisition Agreement we entered into with UTEK dated August 18, 2006.  UTEK was entitled to these shares due to the 35,850,000 shares we previously issued to our officers and directors.  This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and UTEK is a sophisticated investor familiar with our operations.

          On December 28, 2006, we issued 34,641,311 shares of our common stock, valued at $1,668,000, to approximately fifty (50) different individuals and entities that have provided consulting services or advisory services to, or have been inventors for the company.  These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the holders are sophisticated investors familiar with our operations.

          On December 29, 2006, we issued 300,000 shares of our Class A Common Stock to one shareholder for services rendered valued at $1,080,000.  The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the holder is a sophisticated investor familiar with our operations.

2005

          On December 30, 2005, we issued 834 shares of our common stock for consulting services valued at $50,000.

          To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with Golden Gate Investors, Inc. (“Golden Gate”) on December 16, 2005, as amended by that certain Addendum to Convertible Debenture, Warrant to Purchase Common Stock and Securities Purchase Agreement, and that certain Addendum to Convertible Debenture and Warrant to Purchase Common Stock, each dated as of December 16, 2005, for the sale of (i) $40,000 in convertible debentures and (ii) warrants to buy 13,334 shares of our common stock.  The investors provided us with an aggregate of $40,000 upon the execution of final definitive agreements.

          The debentures bear interest at 5 1/4%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholder’s option.  The convertible debentures are convertible into the number of our shares of common stock equal to the dollar amount of the debentures being converted multiplied by 110, less the product of the conversion formula multiplied by 100 times the dollar amount of the debenture being converted, which is divided by the conversion formula.  The conversion formula for the convertible debentures is the lesser of (i) $210, (ii) eighty percent of the average of the three lowest volume weighted average prices during the twenty (20) trading days prior to the conversion or (iii) eighty percent of the volume weighted average price on the trading day prior to the conversion.  Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted.  Golden Gate has agreed that, beginning in the first full calendar month after the registration statement is declared effective, it shall convert at least 5%, but no more than 10%, of the debentures per calendar month, provided that the common stock is available, registered and freely tradable; provided that, if, at any time during the applicable month, the volume weighted average price is below $30, Golden Gate is not obligated to convert any portion of the debenture during that month.  However, in the event that our volume weighted average price is less than $60, we will have the option to prepay the debenture at 130% rather than have the debenture converted.  If we elect to prepay the debenture, Golden Gate will withdraw its conversion notice.  In addition, the selling stockholder is obligated to exercise no less than 5%, and no more than 10%, of the outstanding warrant beginning in the first full month after the Securities and Exchange Commission declares this prospectus effective; provided that, if, at any time during the applicable month, the volume weighted average price is below $30, Golden Gate is not obligated to exercise any portion of the warrant during that month.  The warrant is exercisable into 13,334 shares of common stock at an exercise price of $327 per share.

          The selling stockholder has contractually agreed to restrict its ability to convert or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 9.9% of the then issued and outstanding shares of common stock.

          On December 15, 2005, we issued an aggregate of 453 shares of our common stock to Lynx Consulting as compensation for investor relations services performed on behalf of our company pursuant that certain Investor Relations Services Agreement valued at $32,579.

          On December 12, 2005, we issued 1,771 shares of our common stock pursuant to a Regulation S offering for $25,352.

          On December 8, 2005, we issued 334 shares of our common stock for $2,000.

          On December 2, 2005, we issued 338 shares of our common stock pursuant to a Regulation S offering for $6,196.

          On November 28, 2005, we issued 302 shares of our common stock pursuant to a Regulation S offering for $4,900.

          On November 15, 2005, we issued 579 shares of our common stock pursuant to a Regulation S offering for $14,353.

          On November 9, 2005, we issued 986 shares of our common stock pursuant to a Regulation S offering for $35,207.

          On October 31, 2005, we issued 644 shares of our common stock to various shareholders of Matech Aerospace (a majority owned subsidiary of the Company) as compensation for the subsidiary’s inactive status, valued at $67,528.

          On October 28, 2005, we issued 287 shares of our common stock for legal services valued at $34,400.

          On October 27, 2005, we issued 1,367 shares of our common stock to a consultant for media services valued at $123,000.

          On October 14, 2005, we issued 234 shares of our common stock pursuant to a Regulation S offering for $12,565.

          On October 11, 2005, we issued 14 shares of our common stock for cash proceeds of $2,000.

          On October 5, 2005, we issued 209 shares of our common stock pursuant to a Regulation S offering for $11,302.

          On October 4, 2005, we issued 167 shares of our common stock to a consultant for services rendered valued at $67,500.

          On October 4, 2005, we committed to issue 100,451 shares to warrant holders in connection with their cashless exercise of 103,334 warrants.  Such shares were issued in January, 2006.

          On October 3, 2005, we issued 1,042 shares of our common stock for cash proceeds of $156,250.

          On October 1, 2005, we cancelled 7 outstanding shares for no consideration.

          On September 28, 2005, we issued a total of 300 shares of our Class A common stock to seven foreign investors in offshore transactions, for cash totaling $13,129, pursuant to the terms of stock purchase agreements.  The issuance was exempt from registration pursuant to Regulation S of the Securities Act of 1933, and the shareholders are sophisticated, foreign investors who are familiar with our operations.

          On September 27, 2005, we issued a total of 26,000 shares of our Class A common stock to Birchington, in an offshore transaction, in exchange for 9,606,000 Ordinary Shares of Birchington, pursuant to the terms of that certain Stock Purchase Agreement dated September 27, 2005 (the “Stock Purchase Agreement”).  Of the shares of our Class A common stock issued to Birchington, 6,000 are held in escrow to be sold or returned to us pursuant to the terms of the Stock Purchase Agreement.  The issuance was exempt from registration pursuant to Regulation S of the Securities Act of 1933, and the shareholder is a sophisticated, foreign investor who is familiar with our operations.

          On September 27, 2005, we issued a total of 2,000 shares of our Class A common stock to an individual who provided us with consulting services in connection with the Birchington transaction set forth in that certain Stock Purchase Agreement dated September 27, 2005.  We valued the 22,000 shares issued in connection with the Birchington purchase (excluding the 6,000 shares held in escrow) at $1,921,200.

          On September 26, 2005, we issued a total of 3,000 shares of our Class A common stock to three officers and directors for services rendered as follows:  Bill Berks (1,667), John Goodman (667), and Joel Freedman (667).  These shares are subject to a 2-year lock-up agreement and were valued at $1,080,000.

          On September 22, 2005, we issued a total of 500 shares of our Class A common stock to sixteen foreign investors in offshore transactions, for cash totaling $26,971, pursuant to the terms of stock purchase agreements.  The issuance was exempt from registration pursuant to Regulation S of the Securities Act of 1933, and the shareholders are sophisticated, foreign investors who are familiar with our operations.

          On September 20, 2005, we issued a total of 21 shares of our Class A common stock to two foreign investors in offshore transactions, for cash totaling $1,468, pursuant to the terms of stock purchase agreements.  The issuance was exempt from registration pursuant to Regulation S of the Securities Act of 1933, and the shareholders are sophisticated, foreign investors who are familiar with our operations.

          On September 14, 2005, we issued 15,174 shares of our Class A common stock, subject to an eighteen-month resale restriction, to the University of Pennsylvania (“Penn”), in exchange for Penn’s waiver, valued at $7,733,848, of potential legal remedies under that certain License Agreement dated August 26, 1993, as amended by Amendment 1 dated December 17, 1997 (collectively, the “License Agreement”) and that certain Sponsored Research Agreement dated August 26, 1993, as amended by the Repayment Agreement dated December 17, 1997 (collectively, the “SRA/Repayment Agreement”), pursuant to the terms of that certain Workout Agreement dated August 31, 2005.

          On September 7, 2005, we issued a total of 32 shares of our Class A common stock to four foreign investors in offshore transactions, for cash totaling $2,246, pursuant to the terms of stock purchase agreements.  The issuance was exempt from registration pursuant to Regulation S of the Securities Act of 1933, and the shareholders are sophisticated, foreign investors who are familiar with our operations.

          On August 3, 2005, we issued 834 shares of our common stock for prepaid consulting services valued at $525,000.

          On June 27, 2005, we issued 133,334 shares to be held in escrow in connection with a proposed loan transaction.  If the transaction is consummated, the 133,334 shares will be pledged as collateral against the loan.  The negotiations on the loan are ongoing and there is no assurance that the loan will be consummated.

          On June 23, 2005, we issued 1,000 shares of our common stock to another consultant in connection with the Birchington transaction.  The recipient of the 1,000 shares issued a check for $300 in addition to providing services.  We valued the 22,450 shares issued in connection with the Birchington purchase (excluding the 5,850 shares held in escrow) at $1,661,400.

          On June 21, 2005, we returned to treasury 69,440 shares of our common stock that were previously held in escrow.  These shares were subsequently cancelled.

          On May 17, 2005, we issued 27,300 shares of our common stock in exchange for purchasing 8,307,000 shares in Birchington Investments Limited.  Of the 27,300 shares issued,

19,500 were issued to Birchington subject to a one-year lock up agreement, 5,850 shares are being held in escrow and 1,950 shares were issued to a consultant in connection with the transaction.

          On April 20, 2005, we issued 34 shares of our common stock to a shareholder pursuant to an agreement whereby all company shares held by him are locked up for one year.  We valued the 34 shares at $11,700, which was charged to operations.

          On April 13, 2005 we issued 167 shares of our common stock to an employee valued at $54,000. The shares are subject to a two-year lock-up agreement.

          On April 4, 2005 we issued 17 shares of our common stock to a consultant valued at $4,800.  The shares are subject to a two-year lock-up agreement.

          On March 24, 2005, we issued 1,667 shares for consulting services. These shares are subject to a 2-year lock-up agreement and were valued at $580,000.

          On March 11, 2005, we issued 7 shares of our common stock through an exercise of warrants and received $1,000.

          On March 11, 2005, we issued 253 shares for consulting services. These shares are subject to a 2-year lock-up agreement and were valued at $90,000.

          On February 7, 2005, we issued 1,334 shares for consulting services. These shares are subject to a thirty-month lock-up agreement and were valued at $555,000.

          On January 14, 2005, we issued 1,667 shares through the conversion of 500,000 shares of our Series D preferred stock.

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

Company Repurchases of Common Stock

          During the year ended December 31, 2006, we re-purchased a total of 2,740 shares of our Class A common stock for a total purchase price of $33,188.

ITEM 6 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

          We research and develop technologies that detect and measure metal fatigue.  We have developed two products.  Our two products are the Fatigue Fuse and Electrochemical Fatigue Sensor.  We generate very little revenue from the sale of our products, and thus we are a development stage company.  We generate nominal revenue from research and development services provided to third parties, primarily one defense contractor.

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

         Our consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have sustained operating losses since its inception (October 21, 1983).  In addition, we have used substantial amounts of working capital in its operations.  Further, at December 31, 2006, the deficit accumulated during the development stage amounted to approximately $72,000,000.

          In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon our ability to meet its financing requirements and the success of its future operations.  During 2006, we received  approximately $500,000 under convertible debt borrowing agreements, $700,000 from the sale of shares of Class A common stock, and $500,000 through the acquisition of Monitoring.  We also continue to raise funds through the sale of its common stock through private offerings which management expects to continue in 2007. In addition in 2006, we received contracts to inspect certain bridges with three states which generated gross revenue of approximately $100,000.  The work relating to these three contracts was completed in November 2006. We have commenced to market its current technologies while continuing to development new methods and applications.  We believe that these sources of funds and current liquid assets will allow us to continue as a going concern through the end of 2007.  We will need to raise additional debt and/or equity capital to finance future activities beyond 2007.  However, no assurances can be made that current or anticipated future sources of funds will enable us to finance future periods’ operations.  In light of these circumstances, substantial doubt exists about our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Results of Operations for the Three Months Ended December 30, 2006 and 2005

Introduction

          Our revenues for the fourth quarter of 2006 were over fifty percent higher than the fourth quarter of 2005, and were mostly from the limited bridge tests we performed in the quarter.  Most of our research and development costs in both years are related to the recorded cost of stock issued to third party consultants.

Revenues and Loss from Operations

          Our revenue, research and development costs, general and administrative expenses, and loss from operations for the three months ended December 31, 2006, as compared to the three months ended December 31, 2005 and September 30, 2006, are as follows:

		3 Months Ended December 31, 2006		3 Months Ended December 31, 2005	Percentage Change		3 Months Ended September 30, 2006

Revenue		$127,307		$82,284	55%		$-
Research and development costs		170,864		78,253	118%		2,420,225
General and administrative expenses		4,119,599		722,918	470%		991,843

Loss from operations		$(4,163,156)		$(718,887)	479%		$(3,412,068)
	==	============	==	============		==	============

          During the three month periods ended December 31, 2006 and September 30, 2006, we incurred research and development costs of $170,864 and $2,420,225, respectively.  Of the $2,420,225 incurred for the quarter ended September 30, 2006, $2,134,153 was in-process research and development written off in connection with the acquisition of Monitoring, and $147,667 was related to the issuance of 1,883,332 shares of our common stock.

          General and administrative expenses were $4,119,599, $722,918, and $991,843, respectively, for the three month periods ended December 31, 2006 and 2005, and the three months ended September 30, 2006.  The major expenses incurred during the three months ended December 31, 2006 and 2005 and September 30, 2006 were:

	3 Months Ended December 31, 2006	3 Months Ended December 31, 2005	3 Months Ended September 30, 2006

Consulting services	$3,093,761	$505,533	$735,815
Officer’s salary	62,500	48,000	53,074
Secretarial salary	57,598	10,202	21,694
Professional fees	363,842	98,800	117,160
Office expense	16,351	13,050	12,574
Travel expenses	44,080	13,106	31,086
Rent	16,791	13,737	7,044
Franchise and other taxes	2,150	(11,221)	2,150
Payroll taxes	5,985	4,671	5,424
Telephone	4,572	4,340	3,881

          Of the $3,093,761 of consulting services for the fourth quarter of 2006, $2,932,880 relates to the issuance of 34,970,244 shares of common stock.  Of the $735,815 incurred for consulting services for the third quarter of 2006, $397,104 relates to the issuance of 20,088 shares of our common stock.

Other Income and Expenses and Net Loss

          Our other income and expenses and net loss for the three months ended December 31, 2006 and 2005, as compared to the three months ended September 30, 2006 are as follows:

		3 Months Ended December 31, 2006		3 Months Ended December 31, 2005	Percentage Change			3 Months Ended September 30, 2006

Loss on subscription receivables		$(1,368,555)		$-	N/A	%		$-
Interest expense		(248,193)		(6,062,376)	(96)%			(942,310)
Other than temporary impairment of securities		(1,791,300)		-	N/A	%		-
Realized/unrealized loss on securities		(215,789)		(1,918,636)	(89)%			-
Change in fair value of investments derivative liability		54,000		(585,735)	(109)%			90,000
Change in fair value of warrants derivative liability		3,145,438		-	N/A	%		1,917,132
Interest income		2,926		3,298	(11)%			10,451
Loss on settlement of lawsuits		(1,267,244)		-	N/A	%		-
Gain on modification of convertible debt		831,035		-	N/A	%		-
Other expense		-		-	N/A	%		(40,000)

Net loss		$(4,980,838)		$(9,282,336)	(46)%			$(2,376,795)
	==	============	==	============			==	============

          During the three months ended December 31, 2006, we incurred interest expense of $248,193.  Of this amount, $215,000 represents amortization of the discount on convertible debt and accrued interest on our various obligations of $33,193.  Interest income during the quarter was $2,926 which was earned on our investments.    We also recorded impairment losses on our Birchington investment of $1,791,300.

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

Results of Operations for the Years ended December 31, 2006 and 2005

Introduction

          In 2006, we had revenues from both our research contracts and from bridge testing.  Our revenues for 2006 totaled $156,153.  In 2005, our revenues were limited exclusively to our research contracts with Northrop Grumman, and totaled $139,346.  We continued to fund the majority of our operations through the issuance of our stock, resulting in large expenses in the areas of research and development and consulting.  The amount of cash used in our operations was approximately $1.79 million in 2006 compared to approximately $1.05 million in 2005.  We anticipate that we will continue to fund a substantial portion of our operations through the issuance of stock until such time as we can begin to generate substantial revenue from the sale of our products, and we do not have an estimate of when such revenues will begin.

Revenues and Loss from Operations

          Our revenue, research and development costs, general and administrative expenses, and loss from operations for the year ended December 31, 2006 as compared to the year ended December 31, 2005 are as follows:

		Year Ended December 31, 2006		Year Ended December 31, 2005	Percentage Change

Revenue		$156,153		$139,346	12%
Research and development costs		3,071,289		2,364,059	30%
General and administrative expenses		8,053,572		1,801,928	347%

Loss from Operations		$(10,968,708)		$(4,026,641)	172%
	==	============	==	============

          Our revenues for 2006 came from our research contracts with Northrop Grumman in the amount of $39,446 and from bridge testing in the amount of $116,707.  All of our revenues in 2005 came from our research contracts with Northrop Grumman.

          Of the $3,071,289 in research and developments costs for 2006, $2,724,819 was related to the issuance of 161,464 shares of our common stock for in process research and development related to the UTEK transaction and for services rendered.  Of the $2,364,059 in research and developments costs for 2005, $2,105,000 was related to the issuance of 5,750 shares of our common stock, of which 2,333 shares were issued to Messrs. Goodman and Berks, our officers who are responsible for project development, valued at $840,000.  The 3,417 shares were issued to other consultants.

          General and administrative expenses were $8,053,572 and $1,801,928, respectively, for the years ended December 31, 2006 and 2005.  The major expenses incurred during each of the years were:

	Year Ended December 31, 2006	Year Ended December 31, 2005

Consulting services	$5,925,041	$1,093,606
Officer’s salary	211,574	192,000
Secretarial salary	114,561	41,782
Professional fees	938,682	245,153
Office expense	52,855	39,991
Travel expenses	138,896	47,364
Rent	28,176	34,869
Franchise and other taxes	16,070	12,021
Payroll taxes	28,199	22,624
Telephone	17,375	21,274

          Of the $5,925,041 in consulting expense for the year ended December 31, 2006, $4,958,984 was related to the issuance of 35,034,669 shares of common stock.  Of the $1,093,606 in consulting expense for 2005, $948,159 was related to the issuance of 5,396 shares of our common stock.  Included in the 5,396 shares were 833 shares issued for services to be rendered through July 2006 which was valued at $525,000, of which $218,750 was expensed and included in consulting expense.  The remaining $306,250 is considered prepaid for services to be rendered in 2006 and is included in current assets on our balance sheet.  Also included in the 5,396 shares were 667 shares issued to Joel Freedman, our corporate secretary, valued at $240,000 and 167 shares to an employee valued at $54,000.

Other Income and Expenses and Net Loss

          Our gain on modification of convertible debt, modification of research and development sponsorship agreement, loss on subscription receivables, interest expense, other-than-temporary impairment of marketable securities, change in fair value of derivative and warrant liabilities, loss on settlement of lawsuits, and net loss for the year ended December 31, 2006 as compared to the year ended December 31, 2005 are as follows:

		Year Ended December 31, 2006		Year Ended December 31, 2005	Percentage Change

Gain on modification of convertible debt		$831,035		$-	N/A%
Modification of research and development sponsorship agreement		-		(7,738,400)	N/A%
Loss on subscription receivables		(1,368,555)		-	N/A%
Interest expense		(1,614,431)		(6,493,345)	(75%)%
Other-than-temporary impairment of marketable securities		(3,582,600)		(1,918,587)	86%
Change in fair value of derivative and warrant liabilities		6,389,272		-	N/A
Loss on settlement of lawsuits		(1,267,244)		-	N/A%

Net loss		$(11,575,230)		$(20,749,260)	(44)%
	==	============	==	============

          Our gain on modification of convertible debt of $831,035 related to our modification of the Palisades debt and removal of associated derivative liability.  The loss on subscription receivables is a write-off as the funds will not be collected and the shares will not be returned.  Our interest expense includes amortization of debt discounts totaling $1,422,295.  Our other-than-temporary impairment of marketable securities is our full impairment of the Birchington investment.  The change in fair value of derivative and warrant liabilities represents the change in derivative values related to warrants and convertible debt with Palisades and Golden Gate.  Our loss on settlement of lawsuits relates to the settlement of our dispute with Beck and includes $44,000 in cash, 4,011 shares valued at $173,000, $800,000 for the accrued settlement with Beck, and $250,000 related to the settlement agreement with GEM.

          In 2005, we charged $7,738,400 to operations relating to the issuance of 22,760 shares of our common stock to the University of Pennsylvania pursuant to the terms of a workout agreement with them.  There was no such workout agreement in 2004.

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

Liquidity and Capital Resources

Introduction

          During the year ended December 31, 2006, as with 2005, we did not generate positive cash flow.  As a result, we funded our operations through the sale of marketable securities that we obtained in a financing transaction, the sale of our common stock, the issuance of our common stock for services, and loans.

          Our cash, investments in marketable securities held for trading, investments in marketable securities available for sale, accounts receivable, prepaid services, prepaid expenses and other current assets, total current assets, total assets, total current liabilities, and total liabilities as of December 31, 2006, as compared to December 31, 2005 and September 30, 2006, were as follows:

	December 31,	December 31,	September 30,
	2006	2005	2006

Cash	$129,296	$47,345	$603,804
Marketable securities - trading	135,136	302,841	133,482
Marketable securities – available-for-sale	-	162,193	87,466
Accounts receivable	116,707	70,825	-
Prepaid services	32,659	306,250	-
Prepaid expenses and other	7,347	2,153	7,347
Total current assets	421,145	891,607	832,099
Total assets	432,780	4,493,227	2,636,018
Total current liabilities	542,802	1,930,182	2,366,714
Total liabilities	4,414,158	9,768,555	7,033,338

Cash Requirements

          For the year ended December 31, 2006, our net cash used in operations was $(1,790,155) compared to $(1,053,380) for the year ended December 31, 2005.

          Negative operating cash flows during the year ended December 31, 2006 were primarily created by a net loss from operations of $11,575,230, offset by a write-off of in-process research and development of $2,134,153, a loss on write off of subscription receivables of $1,368,555, the issuance of stock for services of $6,640,173, other-than-temporary impairment of marketable securities available for sale of $3,582,600, amortization of discount on convertible debentures of $1,422,295, and an increase in accounts payable and accrued expenses of $1,447,386.  There was also a gain on modification of convertible debt of $831,035 and a decrease in the fair value of derivative and warrant liabilities of $6,389,272.

          Negative operating cash flows during the year ended December 31, 2005 were primarily created by a net loss from operations of $20,749,260, offset by non-cash stock related expenses of $10,837,657, an adjustment for the fair value of derivative and warrant liabilities arising out of a financing transaction of $5,917,188, an other-than temporary impairment of marketable securities held for sale of $1,918,587, an increase in the fair value of the investment derivative liability of $585,735, accrued interest expense added to principal of $173,987, and amortization of discount on convertible debenture of $399,420.  Because of our need for cash to fund our continuing research and development, we do not have an opinion as to how indicative these results will be of future results.

Sources and Uses of Cash

          Net cash provided by investing activities for the years ended December 31, 2006 and 2005, were $241,372 and $679,962, respectively.  For the years ended December 31, 2006 and 2005, the net cash came primarily from the sale of marketable securities in the amount of $242,506 and $1,589,588, respectively, offset by the amount for purchase of securities of $(7,307) and $(907,028), respectively.

          Net cash provided by financing activities for the years ended December 31, 2006 and 2005, were $1,630,734 and $319,963, respectively.  For the year ended December 31, 2006, the net cash came primarily from the sale of common stock and warrants of $1,213,225 and proceeds from convertible debentures and other notes payable of $500,697.  For the year ended December 31, 2005, the net cash came primarily from the sale of common stock and warrants in the amount of $325,239.

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

          Beginning in 2006, the Company values issuances of large blocks of stock and stock rights (representing more that 20% of the then fully diluted shares of the Company’s common stock) using a market capitalization method.  Under this method, the value of the issuance is based on the value of the Company’s pre-issuance market capitalization multiplied by the percentage of the Company’s common stock issued on a fully diluted basis.

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

ITEM 7 – FINANCIAL STATEMENTS

ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 8A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

          A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of December 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

          3.       We have had, and continue to have, a significant number of audit adjustments.  Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information.  The failure could be due to inadequate design of the internal controls or to a misapplication or override of controls.  Management evaluated the impact of our significant number of audit adjustments and has concluded that the control deficiency that resulted represented a material weakness.

          To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

          We have attempted to remediate the material weaknesses in our disclosure controls and procedures identified above by working with our independent registered public accounting firm and refining our internal procedures.  To date, we have not been successful in reducing the number of audit adjustments, but will continue our efforts in the coming fiscal year.

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

ITEM 8B – OTHER INFORMATION

Debt Restructuring and Settlement Agreement

          On October 27, 2006, we entered into a series of agreements with our existing debenture holders, namely Palisades Capital, LLC, Hyde Investments, Ltd., and Livingston Investments, Ltd., whereby we extended the due date on over $2,100,000 in debentures for two years from December 31, 2006 to December 31, 2008.

          Pursuant to the terms of a Settlement Agreement and General Release, we agreed to:

          (i)         release each of the debenture holders from all liability arising prior to the date thereof;

          (ii)        effectuate a 1-for-300 reverse split of our Class A common stock;

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

Technology Acquisition

          On August 18, 2006, we entered into an Acquisition Agreement with UTEK CORPORATION, a Delaware corporation, and Materials Monitoring Technologies, Inc., a Florida corporation, pursuant to which we acquired 100% of MMTI’s outstanding stock from UTEK in exchange for a total of 125,436 shares of our common stock, with 119,165 shares being issued to UTEK and 6,272 shares being issued to Aware Capital Consultants.  As a result of this transaction MMTI became our wholly-owned subsidiary.  Pursuant to a License Agreement with North Carolina A&T State University, MMTI owns the exclusive, worldwide licensing rights to certain patented inventions entitled “Sensor Array System” and “System for Damage Location Using a Single Channel Continuous Acoustic Emission Sensor”, which permits MMTI to make, use and sell the Licensed Products for the life of the patent or until the License Agreement is terminated.  Under the License Agreement, MMTI must pay certain royalty payments to NCAT out of net sales of products sold that utilize the Licensed Products, and/or certain minimum royalty payments after two years, regardless of whether sales of products that utilize the Licensed Products have occurred and whether or not those sales produce net sales.

Class E Convertible Preferred Stock

          On January 26, 2007, we amended our Certificate of Incorporation by filing a Certificate of Designation of the Rights, Preferences, Privileges and Restrictions of our newly created Class E Convertible Preferred Stock.  We authorized 60,000 shares, each with an original issue price of $19.50 per share.  The Class E Convertible Preferred Stock pays a five percent (5%) dividend, which may be accrued, is convertible into our common stock at the average closing bid price for the ten (10) trading days prior to the date of conversion, has no liquidation preference, and has ten (10) votes per share.

PART III

ITEM 9 – DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

Name	Age	Position(s)

Robert M. Bernstein	72	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board (1988)

Joel R. Freedman	46	Secretary and Director (1989)

Dr. William Berks	76	Vice President and Director (1997)

ROBERT M. BERNSTEIN, PRESIDENT/CHIEF FINANCIAL OFFICER/CHAIRMAN OF THE BOARD.

          Robert M. Bernstein received a Bachelor of Science degree from the Wharton School of the University of Pennsylvania in 1956.  From August 1959 until his certification expired in August 1972, he was a Certified Public Accountant licensed in Pennsylvania.  From 1961 to 1981, he was a consultant specializing in mergers, acquisitions, and financing.  From 1981 to 1986, Mr. Bernstein was Chairman and Chief Executive Officer of Blue Jay Enterprises, Inc. of Philadelphia, PA, an oil and gas exploration company.  In December 1985, he formed a research and development partnership for Tensiodyne, funding approximately $750,000 for research on the Fatigue Fuse.  In October 1988 he became Chairman of the Board, President, Chief Financial Officer, and CEO of Material Technologies and retained these positions with the Company after the spin off from Material Technologies on July 31, 1997.  Mr. Bernstein is not a director of any other company.

JOEL R. FREEDMAN, SECRETARY/DIRECTOR.

          From October 1989 until the present, Mr. Freedmen holds the position of Secretary and a Director of the company.  Mr. Freedman attends board meetings and provides advice to the Company as needed.  From 1983 through 1999, he was president of Genesis Advisors, Inc., an investment advisory firm in Bala Cynwyd, Pennsylvania.  From January 1, 2000 through December 2002, he was a Senior Vice President of PMG Capital Corp., a securities brokerage and investment advisory firm in West Conshohocken, Pennsylvania.  From December 2002 to present, he is a senior vice-president of Wachovia Securities LLC, a securities brokerage and investment advisory firm in Conshohocken, Pennsylvania.  His duties there are a full-time commitment.  Accordingly, he does not take part in Material Technologies’ daily activities.  Mr. Freedman is not a director of any other company.

DR. WILLIAM BERKS, VICE-PRESIDENT/DIRECTOR

          William Berks managed the previous Material Technologies contracts for the development of EFS at the University of Pennsylvania, Southwest Research Institute, and Optim, Inc.  Mr. Berks has a B. Aero. E and MS in Applied Mechanics from Polytechnic Institute of New York and MS in Industrial Eng., Stevens Institute of Technology.  With Matech since 1997 he has over 30 years’ experience in spacecraft mechanical systems engineering.  He retired from TRW in November 1992 where he was employed for 26 years in a variety of management positions: Manager of the Mechanical Design Laboratory, the engineering design skill center for the design and development of spacecraft mechanical systems, which had as many as 350 individuals: Manager of the Advanced Systems Design Department, which was responsible for mechanical systems design for all spacecraft project: Assistant Project Manager for Mechanical Subsystems for a major spacecraft program, which included preparation of plans, specifications and drawings, supervision of two major subcontracts, and responsibility for flight hardware fabrication and testing.  He holds six patents.  Mr. Berks is not a director of any other company.

Committees of the Board Of Directors

          We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committee of our board of directors.

Advisory Board

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

          During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Robert M. Bernstein	1	1	-0-

Code of Ethics

          We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We have not adopted such a code of ethics because all of management's efforts have been directed to building the business of the company; at a later time, such a code of ethics may be adopted by the board of directors.

Terms of Office

          Our directors are appointed for a one year term to hold office until the next annual general meeting of the holders of our Common Stock or until removed from office in accordance with our by-laws.  Our officers are appointed by our board of directors and hold office until removed by our board of directors.

          On November 17, 2006, we entered into an indemnification agreement with each of our directors.  Under the terms of the indemnification agreements, we agreed to indemnify each director to the fullest extent permitted by law if the director was or is a party or threatened to be made a party to any action or lawsuit by reason of the fact that he is or was a director.  The indemnification shall cover all expenses, penalties, fines and amounts paid in settlement, including attorneys’ fees.  A director will not be indemnified for intentional misconduct for the primary purpose of his own personal benefit.

ITEM 10 – EXECUTIVE COMPENSATION

          The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended December 31, 2006 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Robert M. Bernstein	2006	206,500	-0-	1,428,000 (6)	-0-	-0-	-0-	-0-	1,634,500
Director and CEO	2005	192,000 (1)	-0-	-0-	-0-	-0-	-0-	-0-	192,000

John W. Goodman (5)	2006	57,625	-0-	53,000 (7)	-0-	-0-	-0-	-0-	110,625
Director and Engineer	2005	41,700	-0-	240,000 (2)	-0-	-0-	-0-	-0-	281,700

William Berks	2006	93,615	-0-	60,200 (8)	-0-	-0-	-0-	-0-	153,815
Director and VP of Govt Projects	2005	85,350	-0-	600,000 (3)	-0-	-0-	-0-	-0-	685,350

Joel Freedman	2006	-0-	-0-	168,500 (9)	-0-	-0-	-0-	25,000	193,500
Director and Secretary	2005	-0-	-0-	240,000 (4)	-0-	-0-	-0-	-0-	240,000

*	Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment. Our policy and assumptions made in valuation of share based payments are contained in Note 2 to our December 31, 2006 financial statements.

(1)	Cash compensation actually paid to Mr. Bernstein in 2005 amounted to $210,446 of which $192,000 relates to 2005 with the remaining amount of $18,446 pertained to the payment of prior years’ accrued compensation.

(2)	In 2005, we issued Mr. Goodman 667 shares our common stock subject to a two-year lockup agreement. The shares were valued at $240,000, which represents 80% of the market price on date of issuance.

(3)	In 2005, we issued Mr. Berks 1,667 shares our common stock subject to a two-year lockup agreement. The shares were valued at $600,000, which represents 80% of the market price on date of issuance.

(4)	In 2005, we issued Mr. Freedman 667 shares our common stock subject to a two-year lockup agreement. The shares were valued at $240,000, which represents 80% of the market price on date of issuance.

(5)	Mr. Goodman passed away in March 2007.

(6)	Represents the value of 30,000,000 shares issued to Mr. Bernstein.

(7)	Represents the value of 1,100,000 shares issued as part of the approximately 34 million shares issued on December 28, 2006.

(8)	Represents the value of 1,250,000 shares issued as part of the approximately 34 million shares issued on December 28, 2006.

(9)	Represents the value of 3,500,000 shares issued as part of the approximately 34 million shares issued on December 28, 2006.

Employment Contracts

          On October 1, 2006, we entered into an Employment Agreement with Robert M. Bernstein, our Chief Executive Officer and Chief Financial Officer, which provides certain terms and conditions with respect to Mr. Bernstein’s employment.  The Employment Agreement is for a three year term.  Under the Employment Agreement, Mr. Bernstein will be paid an annual salary of $250,000, with one year of paid severance if he is terminated without good cause prior to the expiration of the employment term.

          On November 21, 2006, we entered into a Stock Grant and General Release Agreement with Robert M. Bernstein, for the purpose of showing our appreciation for Mr. Bernstein’s work over the past several years.  Under the Stock Grant Agreement, Mr. Bernstein will be issued 30,000,000 shares of our Class A common stock, restricted in accordance with Rule 144, and subject to forfeiture back to us in accordance with the terms of the Stock Grant Agreement, if he is not continuously employed by us for the three years from the date of the Stock Grant Agreement.  Under the terms of the Stock Grant Agreement, Mr. Bernstein also released us from any and all claims he may have against us for any monies owed to him as of the date of the Stock Grant Agreement.

Other Compensation

          There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of our company in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2006 provided for or contributed to by our company.

          During the year ended December 31, 2006, Robert M. Bernstein, our Chief Executive Officer, returned 6,300 shares of common stock to us in exchange for a reduction in his subscription receivable (including accrued interest) totaling $62,077.  The shares returned were valued at the underlying stock price on the date of return, totaling $36,540, and recognized a loss of $25,537 as other expense in the accompanying consolidated statement of operations.

Director Compensation

          The following table sets forth director compensation as of December 31, 2006:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Robert M. Bernstein	-0-	-0-	-0-	-0-	-0-	-0-	-0-

John W. Goodman	-0-	-0-	-0-	-0-	-0-	-0-	-0-

William Berks	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Joel Freedman	-0-	-0-	-0-	-0-	-0-	-0-	-0-

*	Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment. Our policy and assumptions made in valuation of share based payments are contained in Note 2 to our December 31, 2006 financial statements.

          The compensation of each of our directors is fully furnished in the Summary Compensation Table above.

          Directors of our company who are also employees do not receive cash compensation for their services as directors or members of the committees of the board of directors.  All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the board of directors or management committees.

          On December 28, 2006, we issued shares of our Class A common stock to our officers and directors, or their nominees, as follows:

                        Nominees of Robert M. Bernstein          1,200,000 shares
                        John Goodman and Nominee                 1,400,000 shares
                        Bill Berks                                              1,250,000 shares
                        Joel Freidman                                        3,500,000 shares

Outstanding Equity Awards at Fiscal Year-End

          The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2006:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Robert M. Bernstein	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

John W. Goodman	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

William Berks	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Joel Freedman	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

ITEM 11 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table sets forth certain information regarding beneficial ownership of our common stock as of March 27, 2007:

  by each person who is known by us to beneficially own more than 5% of our common stock;
  by each of our officers and directors; and
  by all of our officers and directors as a group.

Common Stock

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Class A Common Stock	Robert M. Bernstein (4)	30,067,006	36.6%

Class A Common Stock	Joel R. Freedman (4) 1 Bala Plaza Bala Cynwyd, PA 19004	3,508,677	4.3%

Class A Common Stock	John Goodman (6)	1,108,767	1.4%

Class A Common Stock	William Berks (4)	1,260,048	1.5%

Class A Common Stock	Barry Mitchell 28915 Canmore Street Agoura Hills CA 91301	5,334,853	6.5%

Class A Common Stock	UTEK Corporation 2109 Palm Avenue Tampa, FL 33605	11,379,734 (5)	13.9%

Class B Common Stock	Robert M. Bernstein (4)	600,000 (3)	100%

	All Officers and Directors as a Group (3 Persons)	34,835,731	42.4%

(1)	Unless otherwise indicated, the address of each director is c/o Material Technologies, Inc., 11661 San Vicente Boulevard, Suite 707, Los Angeles, CA 90049.

(2)	Unless otherwise indicated, based on 82,087,898 shares of Class A common stock outstanding and 600,000 shares of Class B common stock outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(3)	Each share of Class B common stock has 2,000 votes on any matter on which the common shareholders vote. As a result, Mr. Bernstein holds 1.2 billion votes represented by the Class B common stock, and 95% of the overall votes.

(4)	Indicates an officer or director of the Company.

(5)	UTEK Corporation is the holder of 47,500 shares of our Class E Convertible Preferred Stock. On February 26, 2008, each share of Class E Convertible Preferred Stock will be convertible into that number of fully paid and nonassessable shares of our Class A common stock determined by dividing $19.50 per share, the original issue price, by the the average closing bid price for the ten trading days prior to the date we receive a conversion notice from UTEK Corporation.

(6)	Mr. Goodman passed away in March 2007.

          There are no current arrangements that will result in a change in control.

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Other than as set forth below, during the last two fiscal years there have not been any relationships, transactions, or proposed transactions to which we were or are to be a party, in which any of the directors, officers, or 5% or greater shareholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

          During the year ended December 31, 2006, Robert M. Bernstein, our Chief Executive Officer, returned 6,300 shares of common stock to us in exchange for a reduction in his subscription receivable (including accrued interest) totaling $62,077.  The shares returned were valued at the underlying stock price on the date of return, totaling $36,540, and recognized a loss of $25,537 as other expense in the accompanying consolidated statement of operations.

          On December 28, 2006, we issued shares of our Class A common stock to our officers and directors, or their nominees, as follows:

                        Nominees of Robert M. Bernstein          1,200,000 shares
                        John Goodman and Nominee                 1,400,000 shares
                        Bill Berks                                              1,250,000 shares
                        Joel Freidman                                        3,500,000 shares

          On October 1, 2006, we entered into an Employment Agreement with Robert M. Bernstein, our Chief Executive Officer and Chief Financial Officer, which provides certain terms and conditions with respect to Mr. Bernstein’s employment.  The Employment Agreement is for a three year term.  Under the Employment Agreement, Mr. Bernstein will be paid an annual salary of $250,000, with one year of paid severance if he is terminated without good cause prior to the expiration of the employment term.

          On November 21, 2006, we entered into a Stock Grant and General Release Agreement with Robert M. Bernstein, for the purpose of showing our appreciation for Mr. Bernstein’s work over the past several years.  Under the Stock Grant Agreement, Mr. Bernstein was issued 30,000,000 shares of our Class A common stock, restricted in accordance with Rule 144, and subject to forfeiture back to us in accordance with the terms of the Stock Grant Agreement, if he is not continuously employed by us for the three years from the date of the Stock Grant Agreement.  Under the terms of the Stock Grant Agreement, Mr. Bernstein also released us from any and all claims he may have against us for any monies owed to him as of the date of the Stock Grant Agreement.

          On November 17, 2006, we entered into an indemnification agreement with each of our directors.  Under the terms of the indemnification agreements, we agreed to indemnify each director to the fullest extent permitted by law if the director was or is a party or threatened to be made a party to any action or lawsuit by reason of the fact that he is or was a director.  The indemnification shall cover all expenses, penalties, fines and amounts paid in settlement, including attorneys’ fees.  A director will not be indemnified for intentional misconduct for the primary purpose of his own personal benefit.

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

          During 2005, we issued Mr. John Goodman, a member of the board and our employee, 667 shares of our common stock subject to a two year lockup agreement.  The shares were valued at $240,000.

          During 2005, we issued Mr. William Berks, Vice-President, Director, and our employee, 1,667 shares of our common stock subject to a two year lockup agreement.  The shares were valued at $600,000.

          During 2005, we issued Mr. Joel Freedman, Director, and Corporate Secretary, 667 shares of our common stock subject to a two year lockup agreement.  The shares were valued at $240,000.

ITEM 13 – EXHIBITS

          (a)       Exhibits
3.1 (1)	Certificate of Incorporation of Material Technologies, Inc.

3.2 (2)	Certificate of Amendment to Articles of Incorporation dated February 16, 2000

3.3 (2)	Certificate of Amendment to Articles of Incorporation dated July 12, 2000

3.4 (2)	Certificate of Amendment to Articles of Incorporation dated July 31, 2000

3.5 (3)	Amended and Restated Certificate of Incorporation dated September 12, 2003

3.6 (5)	Certificate of Amendment to Certificate of Incorporation of Material Technologies, Inc. dated May 31, 2006

3.7 (5)	Certificate of Amendment to Certificate of Incorporation of Material Technologies, Inc. dated October 25, 2006

3.8 (1)	Bylaws of Material Technologies, Inc.

4.1 (1)	Class A Convertible Preferred Stock Certificate of Designations

4.2 (1)	Class B Convertible Preferred Stock Certificate of Designations

4.3 (6)	Class E Convertible Preferred Stock Certificate of Designations

10.1 (1)	License Agreement between Tensiodyne Scientific Corporation and the Trustees of the University of Pennsylvania

10.2 (1)	Sponsored Research Agreement between Tensiodyne Scientific Corporation and the Trustees of the University of Pennsylvania

10.3 (1)	Amendment No. 1 to the License Agreement between Tensiodyne Scientific Corporation and the Trustees of the University of Pennsylvania

10.4 (1)	Repayment Agreement between Tensiodyne Scientific Corporation and the Trustees of the University of Pennsylvania

10.5 (1)	Teaming Agreement between Tensiodyne Scientific Corporation and Southwest Research Institute

10.6 (1)	Letter Agreement between Tensiodyne Scientific Corporation, Robert M. Bernstein, and Stephen Forrest Beck and Handwritten modification

10.7 (7)	Agreement between Tensiodyne Corporation and Tensiodyne 1985-1 R&D Partnership

10.8 (7)	Amendment to Agreement between Material Technologies, Inc. and Tensiodyne 1985-1 R&D Partnership

10.9 (7)	Agreement between Advanced Technology Center of Southeastern Pennsylvania and Material Technologies

10.10 (7)	Addendum to Agreement between Advanced Technology Center of Southeastern Pennsylvania and Material Technologies, Inc.

10.11 (3)	Class A senior preferred convertible debenture of Material Technologies, Inc. issued to Palisades Capital, LLC

10.12 (8)	Stock Purchase Agreement dated as of April 7, 2005 by and between Material Technologies, Inc. and Birchington Investments Ltd.

10.13 (8)	Escrow Agreement by and between Material Technologies, Inc. and Birchington Investments Ltd dated as of September 27, 2005

10.14 (8)	Master Agreement with Barclay Asset Management, LLC dated as of June 28, 2005

10.15 (8)	Stock Purchase Agreement of Material Technologies, Inc. dated as of June 29, 2005

10.16 (8)	Consulting Services Agreement with Mark Theriot dated as of July 28, 2005

10.17 (8)	Workout Agreement the with the Trustees of the University of Pennsylvania dated as of August 15, 2005

10.18 (9)	Securities Purchase Agreement by and between Material Technologies, Inc. and Golden Gate Investors, Inc.

10.19 (9)	Convertible Debenture of Material Technologies, Inc. issued to Golden Gate Investors, Inc.

10.20 (9)	Common Stock Purchase Warrant of Material Technologies, Inc. issued to Golden Gate Investors, Inc.

10.21 (9)	Registration Rights Agreement by and between Material Technologies, Inc. and Golden Gate Investors, Inc.

10.22 (9)	Letter Agreement by and between Material Technologies, Inc. and Golden Gate Investors, Inc.

10.23 (9)	Letter Agreement by and between Material Technologies, Inc. and Golden Gate Investors, Inc.

10.24 (9)	Addendum to Convertible Debenture, Warrant to Purchase Common Stock and Securities Purchase Agreement by and between Material Technologies, Inc. and Golden Gate Investors, Inc.

10.25 (9)	Addendum to Convertible Debenture and Warrant to Purchase Common Stock by and between Material Technologies, Inc. and Golden Gate Investors, Inc.

10.26 (10)	Addendum to Convertible Debenture, Warrant to Purchase Common Stock and Securities Purchase Agreement dated as of May 2, 2006 by and between Material Technologies, Inc. and Golden Gate Investors, Inc.

10.27 (11)	Securities Purchase Agreement dated as of May 30, 2006 by and between Material Technologies, Inc. and La Jolla Cove Investors, Inc.

10.28 (11)	Warrant to Purchase Common Stock of Material Technologies, Inc. issued to La Jolla Cove Investors, Inc.

10.29 (12)	Addendum to Warrant to Purchase Common Stock dated as of June 12, 2006 issued to La Jolla Cove Investors, Inc.

10.30 (13)	Addendum to Convertible Debenture, Warrant to Purchase Common Stock and Securities Purchase Agreement dated as of June 9, 2006

10.31 (14)	Regulation S Distribution Agreement and Instruction of Escrow dated May 31, 2006

10.32 (4)	Acquisition Agreement with UTEK Corporation and Materials Monitoring Technologies, Inc.

10.33 (4)	License Agreement between Material Monitoring Technologies, Inc. and North Carolina A&T State University

10.34 (4)	Consulting Agreement with Mannur J. Sundaresan, PhD

10.35 (4)	Settlement Agreement and General Release dated August 23, 2006 with Ben Franklin Technology Partners of Southeastern Pennsylvania

10.36 (15)	Settlement Agreement and General Release dated October 27, 2006

10.37 (15)	Warrant Agreement dated October 27, 2006 with Palisades Capital, LLC

10.38 (15)	Warrant Agreement dated October 27, 2006 with Hyde Investments, Ltd.

10.39 (15)	Warrant Agreement dated October 27, 2006 with Livingston Investments, Ltd.

10.40 (15)	Warrant Agreement dated October 27, 2006 with Palisades Capital, LLC

10.41 (15)	Warrant Agreement dated October 27, 2006 with GCH Capital, Ltd.

10.42 (15)	Amendment to Class A Senior Secured Convertible Debenture dated October 27, 2006 with Palisades Capital, LLC

10.43 (15)	Amendment to Class A Senior Secured Convertible Debenture dated October 27, 2006 with Hyde Investments, Ltd.

10.44 (15)	Amendment to Class A Senior Secured Convertible Debenture dated October 27, 2006 with Livingston Investments, Ltd.

10.45 (15)	Stockholder Lockup Agreement dated October 27, 2006 with Robert M. Bernstein

10.46 (15)	Escrow Agreement dated October 27, 2006

10.47 (16)	Employment Agreement with Robert M. Bernstein dated October 1, 2006.

10.48 (16)	Stock Grant and General Release Agreement with Robert M. Bernstein dated November 21, 2006.

10.49	Form of Indemnification Agreement

10.50 (17)	Settlement Agreement and Release with Stephen F. Beck dated as of December 27, 2006

10.51 (17)	Irrevocable Escrow Instructions with Stephen F. Beck dated as of December 27, 2006

10.52	Promissory Note dated March 30, 2007 with Nathan J. Esformes

23.1	Consent of KMJ Corbin & Company

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our registration statement on Form S-1 filed with the Commission on April 30, 1997.

(2)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on March 30, 2001.

(3)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on April 9, 2004.

(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 24, 2006.

(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 8, 2006.

(6)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on February 5, 2007.

(7)	Incorporated by reference from our registration statement on Form S-1 which became effective on January 19, 1996.

(8)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 14, 2005.

(9)	Incorporated by reference from our Current Report on Form 8-K/A filed with the Commission on January 5, 2006.

(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 17, 2006.

(11)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 8, 2006.

(12)	Incorporated by reference from our Current Report on Form 8-K/A filed with the Commission on June 15, 2006.

(13)	Incorporated by reference from our registration statement on Form SB-2 filed with the Commission on June 15, 2006.

(14)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 9, 2006.

(15)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 2, 2006.

(16)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 28, 2006.

(17)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 3, 2007.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

          The aggregate fees billed in each of the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $77,540 and $73,270, respectively.

Audit – Related Fees

          There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years ended December 31, 2006 and 2005.

Tax Fees

          For the fiscal years ended December 31, 2006 and December 31, 2005, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees

          None.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Material Technologies, Inc.

Dated: March 30, 2007	/s/ Robert M. Bernstein
By: Robert M. Bernstein, President, Chief Executive Officer, Chief Financial Officer and Chairman

Dated: March 30, 2007	/s/ Joel R. Freedman
By: Joel R. Freedman, Secretary and Director

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert M. Bernstein	Dated: March 30, 2007
By: Robert M. Bernstein, President, Chief Executive Officer, Chief Financial Officer and Chairman

/s/ Joel R. Freedman	Dated: March 30, 2007
By: Joel R. Freedman, Secretary and Director

/s/ Dr. William Berks	Dated: March 30, 2007
By: Dr. William Berks, Vice President and Director

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm............................................... F-1

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Material Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Material Technologies, Inc. (a development stage company) (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the cumulative data from October 21, 1983 (inception) to December 31, 2003 in the consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows, which were audited by other auditors whose reports dated March 7, 2003 and March 16, 2004, which expressed unqualified opinions (the March 16, 2004 report was modified related to the uncertainty of the Company's ability to continue as a going concern) have been furnished to us. Our opinion, insofar as it relates to the amounts included for the cumulative period from October 21, 1983 (inception) to December 31, 2003 is based soley on the reports of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Material Technologies, Inc. (a development stage company) as of December 31, 2006, and the results of their operations and their cash flows for each of the years in the two-year period then ended and for the period from October 21, 1983 (inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and has yet to be successful in establishing profitable operations.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                                KMJ | CORBIN & COMPANY LLP

Irvine, California
March 30, 2007

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

December 31,
2006

ASSETS

Current assets:
Cash and cash equivalents	$129,296
Investments in marketable securities held for trading	135,136
Accounts receivable	116,707
Prepaid services	32,659
Prepaid expenses and other current assets	7,347

Total current assets	421,145

Property and equipment, net	5,371
Intangible assets, net	3,916
Deposit	2,348

$432,780
=============

Continued . . .

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

December 31,
2006

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$427,664
Current portion of research and development sponsorship payable	25,000
Notes payable	90,138

Total current liabilities	542,802

Acrued legal settlement	1,050,000
Research and development sponsorship payable, net of current portion	747,713
Convertible debentures and accrued interest payable, net of discount
of $2,447,780	169,160
Derivative and warrant liabilities	1,904,483

Total liabilities	4,414,158

Minority interest in consolidated subsidiary	825

Commitments and contingencies

Stockholders' deficit:
Class A preferred stock, $0.001 par value, liquidation preference of $720 per share; 350,000 shares authorized; 337 shares issued
and outstanding	-
Class B preferred stock, $0.001 par value, liquidation preference of
$10,000 per share; 15 shares authorized; none issued and
outstanding	-
Class C preferred stock, $0.001 par value, liquidation preference of
$0.001 per share; 25,000,000 shares authorized; 1,517 shares issued
and outstanding	1
Class D preferred stock, $0.001 par value, liquidation preference of
$0.001 per share; 20,000,000 shares authorized; 0 shares issued
and outstanding	-
Class A Common Stock, $0.001 par value, 600,000,000 shares
authorized; 93,819,289 shares issued; 73,179,015 shares outstanding
(including 20,640,274 shares committed but not issued)	73,179
Class B Common Stock, $0.001 par value, 600,000 shares authorized,
issued and outstanding	600
Warrants subscribed	10,000
Additional paid-in-capital	68,306,674
Deficit accumulated during the development stage	(72,358,976)
Treasury stock (2,067 shares at cost)	(13,681)

Total stockholders' deficit	(3,982,203)

$432,780
=============

See report of independent registered public accounting firm
and accompanying notes to the consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			From October 21, 1983
	For the Year Ended		(Inception)
	December 31,		through
	2006	2005	December 31, 2006

Revenues:
Research and development	$39,446	$139,346	$5,392,085
Revenue from bridge testing	116,707		116,707
Other	-	-	274,125

Total revenues	156,153	139,346	5,782,917

Costs and expenses:
Research and development	3,071,289	2,364,059	18,301,175
General and administrative	8,053,572	1,801,928	31,851,802

Total costs and expenses	11,124,861	4,165,987	50,152,977

Loss from operations	(10,968,708)	(4,026,641)	(44,370,060)

Other income (expense):
Gain on modification of convertible debt	831,035	-	586,245
Modification of research and development sponsorship agreement	-	(7,738,400)	(7,738,400)
Loss on subscription receivables	(1,368,555)	-	(1,368,555)
Interest expense	(1,614,431)	(6,493,345)	(9,354,979)
Other-than-temporary impairment of marketable
securities	(3,582,600)	(1,918,587)	(9,785,947)
Net unrealized and realized loss of marketable securities	(215,916)	(3,589)	(5,411,665)
Change in fair value of investments derivative liability	182,085	(585,735)	(403,650)
Change in fair value of derivative and warrant liabilities	6,389,272	-	6,389,272
Interest income	33,624	17,837	406,199
Gain on sale of assets	7,008	-	7,008
Loss on settlement of lawsuits	(1,267,244)	-	(1,267,244)
Other	-	-	(33,000)

Other expense, net	(605,722)	(16,721,819)	(27,974,716)

Loss before provision for income taxes	(11,574,430)	(20,748,460)	(72,344,776)

Provision for income taxes	(800)	(800)	(14,200)

Net loss	$(11,575,230)	$(20,749,260)	$(72,358,976)
	=============	=============	===============

Per share data:
Basic and diluted net loss per share	$(10.45)	$(60.13)
	=============	=============
Weighted average Class A common shares
outstanding - basic and diluted	1,107,863	345,096
	=============	=============

See report of independent registered public accounting firm
and accompanying notes to the consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

			From October 21, 1983
	For the Year Ended		(Inception)
	December 31,		Through
	2006	2005	December 31, 2005

Net loss	$(11,575,230)	$(20,749,260)	$(72,358,976)

Other comprehensive loss:
Temporary decrease in market value of
securities available for sale	6,324,564	(872,188)	-
Reclassification to other-than-temporary
impairment of marketable securities
available for sale	(6,203,347)	1,918,587	-

	121,217	1,046,399	-

Net comprehensive loss	$(11,454,013)	$(19,702,861)	$(72,358,976)
	=============	=============	================

See report of independent registered public accounting firm
and accompanying notes to the consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

															Deficit
														Adjusted	Accumulated	Notes			Accumulated
	Class A		Class B		Class C		Class D		Class A		Class B			Additional	During the	Receivable-	Post Split		Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock	Post split	Common Stock		Warrants	Paid-in	Development	Common	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Stage	Stock	Shares	Amount	Loss	Equity (Deficit)
Initial issuance of common stock
October 21, 1983	-	-	-	-	-	-	-	-	0	0	-	-	-	2,500						2,500
Adjustment to give effect
to recapitalization on
December 15, 1986 - cancellation
of shares	-	-	-	-	-	-	-	-	(0)	(0)	-	-	-	(4)						(4)
Balance, October 21, 1983	-	-	-	-	-	-	-	-	-	-	-	-	-	2,496	-	-	-	-	-	2,496

Shares issued by
Tensiodyne
Corporation in
connection with
pooling of interests	-	-	-	-	-	-	-	-	0	0	-	-	-	4,342	-					4,342
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,317)					(4,317)
														-						-
Balance, December 31, 1983	-	-	-	-	-	-	-	-	0	0	-	-	-	6,838	(4,317)	-	-	-	-	2,521
									-	-				-						-
Capital contribution	-	-	-	-	-	-	-	-	-	-	-	-	-	21,755	-	-	-	-	-	21,755
Shares issued for cash	-	-	-	-	-	-	-	-	0	0	-	-	-	10,700	-	-	-	-	-	10,700
Offering costs	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,849)	-	-	-	-	-	(2,849)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(21,797)	-	-	-	-	(21,797)
														-						-
Balance, December 31, 1984	-	-	-	-	-	-	-	-	0	0	-	-	-	36,444	(26,114)	-	-	-	-	10,330
									-	-				-						-
Capital contribution	-	-							-	-				-						-
Sale of 12,166 warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	200,555	-	-	-	-	-	200,555
at $1.50									-	-				-						-
per warrant	-	-	-	-	-	-	-	-	-	-	-	-	-	18,250	-	-	-	-	-	18,250
Cancellation of shares	-	-	-	-	-	-	-	-	(0)	(0)	-	-	-	(0)	-	-	-	-	-	(0)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(252,070)	-	-	-	-	(252,070)
Balance, December 31, 1985	-	-	-	-	-	-	-	-	0	0	-	-	-	255,249	(278,184)	-	-	-	-	(22,935)
									-	-				-						-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(10,365)	-	-	-	-	(10,365)
Balance, December 31, 1986	-	-	-	-	-	-	-	-	0	0	-	-	-	255,249	(288,549)	-	-	-	-	(33,300)
									-	-				-						-
Issuance of common stock									-	-				-						-
upon									-	-				-						-
exercise of warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	27,082	-	-	-	-	-	27,082
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(45,389)	-	-	-	-	(45,389)
									-	-				-						-
Balance, December 31, 1987	-	-	-	-	-	-	-	-	0	0	-	-	-	282,331	(333,938)	-	-	-	-	(51,607)
									-	-				-						-
Shares issued for cash	-	-	-	-	-	-	-	-	0	0	-	-	-	101,752	-	-	-	-	-	101,752
Shares issued as	-	-	-	-	-	-	-	-	0	0	-	-	-	70,600	-	-	-	-	-	70,600
compensation									-	-				-						-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(142,335)	-	-	-	-	(142,335)
									-	-				-						-
Balance, December 31, 1988	-	-	-	-	-	-	-	-	0	0	-	-	-	454,683	(476,273)	-	-	-	-	(21,590)
									-	-				-						-
Shares issued for cash	-	-	-	-	-	-	-	-	0	0	-	-	-	2,000	-	-	-	-	-	2,000
Shares issued as	-	-	-	-	-	-	-	-	0	0	-	-	-	18,000	-	-	-	-	-	18,000
compensation									-	-				-						-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(31,945)	-	-	-	-	(31,945)
									-	-				-						-
Balance, December 31, 1989	-	-	-	-	-	-	-	-	0	0	-	-	-	474,683	(508,218)	-	-	-	-	(33,535)
									-	-				-						-
Shares issued for cash	-	-	-	-	-	-	-	-	0	0	-	-	-	59,250	-	-	-	-	-	59,250

Shares issued as	-	-	-	-	-	-	-	-	0	0	-	-	-	32,400	-	-	-	-	-	32,400
compensation									-	-				-						-
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	133,894	-	-	-	-	133,894
Balance, December 31, 1990	-	-	-	-	-	-	-	-	0	0	-	-	-	566,333	(374,324)	-	-	-	-	192,009
									-	-				-						-
Shares issued for cash	350	-	-	-	-	-	-	-	0	0	-	-	-	273,686	-	-	-	-	-	273,686
Shares issued as	-	-	-	-	-	-	-	-	0	0	-	-	-	64,884	-	-	-	-	-	64,884
compensation									-	-				-						-
Conversion of stock	-	-	-	-	-	-	-	-	(0)	(0)	60,000	60	-	(6)	-	-	-	-	-	54
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(346,316)	-	-	-	-	(346,316)
Balance, December 31, 1991	350	-	-	-	-	-	-	-	0	0	60,000	60	-	904,897	(720,640)	-	-	-	-	184,317
									-	-				-						-
Shares issued for cash	-	-	-	-	-	-	-	-	0	0	-	-	-	16,000	-	-	-	-	-	16,000
Shares issued as	-	-	-	-	-	-	-	-	0	0	-	-	-	15,520	-	-	-	-	-	15,520
compensation									-	-				-						-
Conversion of warrants	-	-	-	-	-	-	-	-	0	0	-	-	-	15,000	-	-	-	-	-	15,000
									-	-				-						-
Sale of Class B common	-	-	-	-	-	-	-	-	-	-	60,000	-	-	14,940	-	-	-	-	-	14,940
stock									-	-				-						-
Issuance of stock to	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
unconsolidated	-	-	-	-	-	-	-	-	0	0	-	-	-	71,664	-	-	-	-	-	71,664
subsidiary									-	-				-						-
Conversion of stock	-	-	-	-	-	-	-	-	0	0	(60,000)	-	-	6	-	-	-	-	-	6
Cancellation of shares	-	-	-	-	-	-	-	-	(0)	(0)	-	-	-	(0)	-	-	-	-	-	(0)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(154,986)	-	-	-	-	(154,986)
									-	-				-						-
Balance, December 31, 1992	350	-	-	-	-	-	-	-	0	0	60,000	60	-	1,038,027	(875,626)	-	-	-	-	162,461
									-	-				-						-
Shares issued for cash	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Shares issued for license	-	-	-	-	-	-	-	-	0	0	-	-	-	6,250	-	-	-	-	-	6,250
agreement									-	-				-						-
Shares issued as	-	-	-	-	-	-	-	-	0	0	-	-	-	13,913	-	-	-	-	-	13,913
compensation									-	-				-						-
Warrant conversion	-	-	-	-	-	-	-	-	0	0	-	-	-	304,999	-	-	-	-	-	304,999
Cancellation of shares	-	-	-	-	-	-	-	-	(0)	(0)	-	-	-	(7,569)	-	-	-	-	-	(7,569)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(929,900)	-	-	-	-	(929,900)
									-	-				-						-
Balance, December 31, 1993	350	-	-	-	-	-	-	-	1	0	60,000	60	-	1,355,620	(1,805,526)	-	-	-	-	(449,846)
									-	-				-						-
Adjustment to give effect	-	-	-	-	-	-	-	-	-	-				-						-
to									-	-				-						-
recapitalization on	-	-	-	-	-	-	-	-	0	0	-	-	-	385,424	-	-	-	-	-	385,424
February 1, 1994									-	-				-						-
Shares issued for cash	-	-	-	-	-	-	-	-	5	0	-	-	-	24,786	-	-	-	-	-	24,786
Shares issued as	-	-	-	-	-	-	-	-	1	0	-	-	-	223	-	-	-	-	-	223
compensation									-	-				-						-
Issuance of shares for	-	-	-	-	-	-	-	-	-	-				-						-
the									-	-				-						-
modification of	-	-	-	-	-	-	-	-	0	0	-	-	-	0	-	-	-	-	-	0
agreements									-	-				-						-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(377,063)	-	-	-	-	(377,063)

Balance, December 31, 1994	350	-	-	-	-	-	-	-	7	0	60,000	60	-	1,766,054	(2,182,589)	-	-	-	-	(416,475)
									-	-				-						-
Issuance of shares for	-	-	-	-	-	-	-	-	-	-				-						-
the									-	-				-						-
modification of	-	-	-	-	-	-	-	-	1	0	-	-	-	153	-	-	-	-	-	153
agreements									-	-				-						-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(197,546)	-	-	-	-	(197,546)

Balance, December 31, 1995	350	-	-	-	-	-	-	-	7	0	60,000	60	-	1,766,207	(2,380,135)	-	-	-	-	(613,868)
									-	-				-						-
Shares issued as	-	-	-	-	-	-	-	-	1	0	-	-	-	16,466	-	-	-	-	-	16,466
compensation									-	-				-						-
Shares issued for cash	-	-	-	-	-	-	-	-	0	0	-	-	-	174,040	-	-	-	-	-	174,040
Issuance of shares for									-	-				-						-
the									-	-				-						-
modification of	-	-	-	-	-	-	-	-	1	0	-	-	-	0	-	-	-	-	-	0

agreements									-	-				-						-
Cancellation of shares									-	-				-						-
held in									-	-				-						-
treasury	-	-	-	-	-	-	-	-	(0)	(0)	-	-	-	(154,600)	-	-	-	-	-	(154,600)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(450,734)	-	-	-	-	(450,734)
									-	-				-						-
Balance, December 31, 1996	350	-	-	-	-	-	-	-	9	0	60,000	60	-	1,802,114	(2,830,869)	-	-	-	-	(1,028,695)
									-	-				-						-
Shares issued for cash	-	-	-	-	-	-	-	-	0	0	-	-	-	100,000	-	-	-	-	-	100,000
Conversion of	-	-	-	-	-	-	-	-	3	0	-	-	-	166,000	-	-	-	-	-	166,000
indebtedness									-	-				-						-
Class A common stock									-	-				-						-
issued for									-	-				-						-
cancellation of									-	-				-						-
$372,000 accrued									-	-				-						-
wages due officer	-	-	-	-	-	-	-	-	5	0	-	-	-	371,999	-	-	-	-	-	372,000
Shares issued as	-	-	-	-	-	-	-	-	1	0	-	-	-	2,471	-	-	-	-	-	2,471
compensation									-	-				-						-
Adjustment to give effect									-	-				-						-
to									-	-				-						-
recapitalization on	-	-	-	-	-	-	-	-	2	0	-	-	-	(0)	-	-	-	-	-	(0)
March 9, 1997									-	-				-						-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(133,578)	-	-	-	-	(133,578)

Balance, December 31, 1997	350	-	-	-	-	-	-	-	19	0	60,000	60	-	2,442,584	(2,964,447)	-	-	-	-	(521,803)
									-	-				-						-
Shares issued for									-	-				-						-
cancellation of									-	-				-						-
indebtedness	-	-	-	-	-	-	-	-	8	0	-	-	-	170,000	-	-	-	-	-	170,000
Conversion of options	-	-	-	-	-	-	-	-	2	0	-	-	-	124,999	-	-	-	-	-	125,000
Shares issued as	-	-	-	-	-	-	-	-	4	0	-	-	-	112,162	-	-	-	-	-	112,162
compensation									-	-				-						-
Shares issued for									-	-				-						-
cancellation of									-	-				-						-
redeemable preferred	-	-	-	-	-	-	-	-	0	0	-	-	-	150,000	-	-	-	-	-	150,000
stock									-	-				-						-
Shares returned to									-	-				-						-
treasury and									-	-				-						-
cancelled	-	-	-	-	-	-	-	-	(2)	(0)	-	-	-	(1)	-	-	-	-	-	(1)
									-	-				-						-
Modification of royalty	-	-	-	-	-	-	-	-	2	0	-	-	-	7,333	-	-	-	-	-	7,333
agreement									-	-				-						-
Issuance of warrants to	-	-	-	-	-	-	-	-	-	-	-	-	-	27,567	-	-	-	-	-	27,567
officer									-	-				-						-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(549,187)	-	-	-	-	(549,187)

Balance, December 31, 1998	350	-	-	-	-	-	-	-	34	0	60,000	60	-	3,034,645	(3,513,634)	-	-	-	-	(478,929)
									-	-				-						-
Shares issued for									-	-				-						-
cancellation									-	-				-						-
of indebtedness	-	-	-	-	-	-	-	-	7	0	-	-	-	166,667	-	-	-	-	-	166,667
Shares issued as	-	-	-	-	-	-	-	-	4	0	-	-	-	95,099	-	-	-	-	-	95,099
compensation									-	-				-						-
Shares issued for									-	-				-						-
modification of									-	-				-						-
licensing agreement	-	-	-	-	-	-	-	-	2	0	-	-	-	(0)	-	-	-	-	-	(0)
Shares issued for cash	-	-	-	-	-	-	-	-	1	0	-	-	-	173,540	-	-	-	-	-	173,540
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(539,283)	-	-	-	-	(539,283)
									-	-				-						-
Balance, December 31, 1999	350	-	-	-	-	-	-	-	49	0	60,000	60	-	3,469,952	(4,052,917)	-	-	-	-	(582,905)
									-	-				-						-
Shares issued as									-	-				-						-
compensation-									-	-				-						-
as restated	-	-	-	-	-	-	-	-	2	0	-	-	-	824,516	-	-	-	-	-	824,516
Shares issued to									-	-				-						-
investors pursuant									-	-				-						-
to settlement	-	-	-	-	-	-	-	-	0	0	-	-	-	(1)	-	-	-	-	-	(1)
agreement									-	-				-						-

Shares issued for cash									-	-				-						-
and non-									-	-				-						-
recourse promissory	-	-	-	-	-	-	-	-	17	0	-	-	-	1,995,000	-	-	-	-	-	1,995,000
note									-	-				-						-
Shares issued for cash	-	-	-	-	-	-	-	-	1	0	-	-	-	281,694	-	-	-	-	-	281,694
Shares issued for									-	-				-						-
cancellation of									-	-				-						-
indebtedness	-	-	-	-	-	-	-	-	0	0	-	-	-	100,000	-	-	-	-	-	100,000
Shares issued as									-	-				-						-
compensation									-	-				-						-
pursuant to escrow	-	-	-	-	-	-	-	-	14	0	-	-	-	4,184	-	-	-	-	-	4,184
agreement									-	-				-						-
Shares returned from	-	-	-	-	-	-	-	-	(1)	(0)	-	-	-	(0)	-	-	-	-	-	(0)
escrow									-	-				-						-
Common shares converted									-	-				-						-
into									-	-				-						-
Class B common shares	-	-	-	-	-	-	-	-	(0)	(0)	40,000	40	-	(40)	-	-	-	-	-	(0)
Preferred shares									-	-				-						-
converted into									-	-				-						-
common shares	(13)	-	-	-	-	-	-	-	0	0	-	-	-	0	-	-	-	-	-	0
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,199,695)	-	-	-	-	(1,199,695)
									-	-				-						-
Balance, December 31, 2000	337	-	-	-	-	-	-	-	82	0	100,000	100	-	6,675,305	(5,252,612)	-	-	-	-	1,422,793
									-	-				-						-
Shares issued as	-	-	-	-	-	-	-	-	21	0	-	-	-	804,336	-	-	-	-	-	804,336
compensation									-	-				-						-
Shares issued for cash	-	-	-	-	-	-	-	-	16	0	-	-	-	286,567	-	-	-	-	-	286,567
Shares issued in									-	-				-						-
connection with									-	-				-						-
private offering	-	-	-	-	-	-	-	-	2	0	-	-	-	1	-	-	-	-	-	1
Shares issued to officer	-	-	-	-	-	-	-	-	20	0	-	-	-	1,128,000	-	-	-	-	-	1,128,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,548,559)	-	-	-	-	(3,548,559)
									-	-				-						-
Balance, December 31, 2001	337	-	-	-	-	-	-	-	141	0	100,000	100	-	8,894,208	(8,801,171)	-	-	-	-	93,137
									-	-				-						-
Shares issued as	-	-	-	-	-	-	-	-	73	0	-	-	-	1,185,631	-	-	-	-	-	1,185,631
compensation									-	-				-						-
Issuance of shares to									-	-				-						-
University									-	-				-						-
of Pennsylvania	-	-	-	-	-	-	-	-	4	0	-	-	-	0	-	-	-	-	-	0
Shares issued for									-	-				-						-
settlement of									-	-				-						-
lawsuit	-	-	-	-	-	-	-	-	5	0	-	-	-	40,000	-	-	-	-	-	40,000
Shares issued for cash	-	-	-	-	143	-	-	-	93	0	-	-	-	1,153,736	-	-	-	-	-	1,153,736
Offering costs	-	-	-	-	-	-	-	-	-	-	-	-	-	(200,412)	-	-	-	-	-	(200,412)
Shares issued for									-	-				-						-
cancellation of									-	-				-						-
president's interests	-	-	-	-	-	-	-	-	-	-	200,000	200	-	-	-	-	-	-	-	200
in patents									-	-				-						-
Cancellation of shares	-	-	-	-	-	-	-	-	(4)	(0)	-	-	-	(0)	-	-	-	-	-	(0)
Shares issued to									-	-				-						-
company's									-	-				-						-
president as past	-	-	-	-	-	-	-	-	43	0	-	-	-	260,000	-	-	-	-	-	260,000
compensation									-	-				-						-
Shares issued in									-	-				-						-
connection with									-	-				-						-
private offering	-	-	-	-	-	-	-	-	9	0	-	-	-	(0)	-	-	-	-	-	(0)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,852,296)	-	-	-	-	(3,852,296)
									-	-				-						-
Balance, December 31, 2002	337	-	-	-	143	-	-	-	364	0	300,000	300	-	11,333,163	(12,653,467)	-	-	-	-	(1,320,004)
									-	-				-						-
Shares issued as	-	-	-	-	-	-	-	-	25,934	26	-	-	-	484,308	-	-	-	-	-	484,334
compensation									-	-				-						-
Issuance of shares to									-	-				-						-
University of									-	-				-						-
Pennsylvania	-	-	-	-	-	-	-	-	14	0	-	-	-	0	-	-	-	-	-	0
Shares purchased for	-	-	-	-	-	-	-	-	(4)	(0)	-	-	-	(24,432)	-	-	-	-	-	(24,432)
cancellation									-	-				-						-

Shares issued for									-	-				-						-
settlement of									-	-				-						-
lawsuit	-	-	-	-	-	-	-	-	1	0	-	-	-	0	-	-	-	-	-	0
Shares issued for cash	-	-	-	-	4,074	4	-	-	113	0	-	-	-	235,195	-	-	-	-	-	235,199
Offering costs	-	-	-	-	-	-	-	-	-	-	-	-	-	(81,975)	-	-	-	-	-	(81,975)
Shares issued for									-	-				-						-
cancellation of									-	-				-						-
legal fee note payable	-	-	-	-	-	-	-	-	73,333	73	-	-	-	1,583,054	-	-	-	-	-	1,583,127
Shares issued to														-						-
Company's									-	-				-						-
president for past	-	-	-	-	-	-	-	-	106,667	107	-	-	-	319,893	-	-	-	-	-	320,000
compensation									-	-				-						-
Shares issued to									-	-				-						-
Company's									-	-				-						-
president in									-	-				-						-
consideration of									-	-				-						-
note payable	-	-	-	-	-	-	-	-	16,667	17	-	-	-	49,983	-	(50,000)	-	-	-	-
Officers compensation	-	-	-	-	-	-	-	-	-		-	-	-	-	-	-	-	-	-	-
relating to									-	-				-						-
cancellation of October	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
27, 2000									-	-				-						-
escrow agreement	-	-	-	-	-	-	-	-	-	-	-	-	-	19,617	-	-	-	-	-	19,617
Shares issued in	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
cancellation of									-	-				-						-
indebtedness for legal	-	-	-	-	-	-	-	-	3	0	-	-	-	10,000	-	-	-	-	-	10,000
fees									-	-				-						-
Shares returned to									-	-				-						-
treasury by									-	-				-						-
Company officers in									-	-				-						-
consideration									-	-				-						-
for the cancellation of									-	-				-						-
note due									-	-				-						-
the Company by them on									-	-				-						-
past									-	-				-						-
stock purchases	-	-	-	-	-	-	-	-	(17)	(0)	-	-	-	(769,823)	-	-	-	-	-	(769,823)
Exchange of Class A									-	-				-						-
common									-	-				-						-
stock for Class B	-	-	-	-	-	-	-	-	(1)	(0)	300,000	300	-	(300)	-	-	-	-	-	(0)
common stock									-	-				-						-
Exchange of Class A									-	-				-						-
common stock									-	-				-						-
for Class D preffered	-	-	-	-	-	-	5,440,000	5,440	(24,800)	(25)	-	-	-	(5,415)	-	-	-	-	-	-
stock									-	-				-						-
Shares issued in									-	-				-						-
connection with									-	-				-						-
private offering	-	-	-	-	-	-	-	-	23,355	23	-	-	-	(24)	-	-	-	-	-	(1)
Accrued interest on	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,096)	-	-	-	(1,096)
officer loan									-	-				-						-
Capital contribution by	-	-	-	-	-	-	-	-	-	-	-	-	-	37,597	-	-	-	-	-	37,597
subsidiary									-	-				-						-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,885,728)	-	-	-	-	(1,885,728)
									-	-				-						-
Balance, December 31, 2003	337	-	-	-	4,217	4	5,440,000	5,440	221,630	222	600,000	600	-	13,190,841	(14,539,195)	(51,096)	-	-	-	(1,393,184)
									-	-				-						-
Shares issued for cash	-	-	-	-	-	-	-	-	4,025	4	-	-	-	207,471	-	-	-	-	-	207,475
Shares issued for									-	-				-						-
settlement of									-	-				-						-
legal and accounting									-	-				-						-
fees									-	-				-						-
payable	-	-	-	-	-	-	-	-	250	0	-	-	-	64,467	-	-	-	-	-	64,467
Exercise of warrants	-	-	-	-	-	-	-	-	11	0	-	-	-	4,550	-	-	-	-	-	4,550
Conversion of Class C									-	-				-						-
preferred									-	-				-						-
shares to Class A	-	-	-	-	(2,700)	(3)	-	-	9	0	-	-	-	3	-	-	-	-	-	(0)
common shares									-	-				-						-
Conversion of Class D									-	-				-						-
preferred									-	-				-						-
shares to Class A	-	-	-	-	-	-	(3,520,000)	(3,520)	11,733	12	-	-	-	3,508	-	-	-	-	-	-

common shares									-	-				-						-
Shares issued as									-	-				-						-
compensation to									-	-				-						-
consultants	-	-	-	-	-	-	-	-	22,406	22	-	-	-	14,252,173	-	-	-	-	-	14,252,195
Shares issued in exchange									-	-				-						-
for									-	-				-						-
shares of Langley									-	-				-						-
Investments,									-	-				-						-
PLC	-	-	-	-	-	-	-	-	28,889	29	-	-	-	12,973,484	-	-	-	-	-	12,973,513
Benificial conversion									-	-				-						-
feature of									-	-				-						-
convertible debentures	-	-	-	-	-	-	-	-	-	-	-	-	-	1,125,000	-	-	-	-	-	1,125,000
Repurchase of common	-	-	-	-	-	-	-	-	(4)	(0)	-	-	-	(4,167)	-	-	-	-	-	(4,167)
stock									-	-				-						-
Offering costs	-	-	-	-	-	-	-	-	-	-	-	-	-	(13,713)	-	-	-	-	-	(13,713)
Interest income on notes									-	-				-						-
receivable-									-	-				-						-
common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,000)	-	-	-	(4,000)
Temporary decrease in									-	-				-						-
market value									-	-				-						-
of securities available	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,167,616)	(1,167,616)
for sale									-	-				-						-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(25,495,291)	-	-	-	-	(25,495,291)

Balance, December 31, 2004	337	-	-	-	1,517	1	1,920,000	1,920	288,949	289	600,000	600	-	41,803,616	(40,034,486)	(55,096)	-	-	(1,167,616)	549,228
									-	-				-						-
Shares and warrant subscription									-	-				-						-
issued for cash	-	-	-	-	-	-	-	-	7,662	8	-	-	10,000	315,231	-	-	-	-	-	325,239
Shares cancelled	-	-	-	-	-	-	-	-	(7)	(0)	-	-	-	(0)	-	-	-	-	-	(0)
Shares issued for compensation									-	-				-						-
and									-	-				-						-
modification of research and									-	-				-						-
development sponsorship									-	-				-						-
agreement	-	-	-	-	-	-	-	-	26,641	27	-	-	-	11,143,881	-	-	-	-	-	11,143,907
Shares issued for shares of									-	-				-						-
Birchington Investments,	-	-	-	-	-	-	-	-	43,450	43	-	-	-	3,582,557	-	-	-	-	-	3,582,600
Limited									-	-				-						-
Warrants committed to be issued									-	-				-						-
on									-	-				-						-
cashless exercise	-	-	-	-	-	-	-	-	100,451	100	-	-	-	(100)	-	-	-	-	-	0
Conversion of Series D preferred									-	-				-						-
stock to common shares	-	-	-	-	-	-	(500,000)	(500)	1,667	2	-	-	-	498	-	-	-	-	-	-
Value of derviatives									-	-				-						-
recalssified to									-	-				-						-
liabilities	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,125,000)	-	-	-	-	-	(1,125,000)
Purchase of treasury stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	256	(26,136)	-	(26,136)
Offering costs	-	-	-	-	-	-	-	-	-	-	-	-	-	(19,140)	-	-	-	-	-	(19,140)
Interest income on notes									-	-				-						-
receivable-									-	-				-						-
common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,989)	-	-	-	(3,989)
Temporary decrease in market	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
value of securities available	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,046,399	1,046,399
for sale
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(20,749,260)	-	-	-	-	(20,749,260)

Balance, December 31, 2005	337	-	-	-	1,517	1	1,420,000	1,420	468,813	469	600,000	600	10,000	55,701,542	(60,783,746)	(59,085)	256	(26,136)	(121,217)	(5,276,152)
										-
Conversion of Series D preferred
stock to common shares	-	-	-	-	-	-	(1,420,000)	(1,420)	4,733	5	-	-	-	1,415	-	-	-	-	-	(0)

Shares issued for cash, net of offering costs	-	-	-	-	-	-	-	-	139,490	139	-	-	-	2,059,096	-	(1,346,010)	-	-	-	713,225

Release of escrow shares to Birchington and
removal of associated derrivative liability	-	-	-	-	-	-	-	-	-	-	-	-	-	403,650	-	-	-	-	-	403,650

Loss on impairment of subscription receivables	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,346,010	-	-	-	1,346,010

Shares issued for consulting services	-	-	-	-	-	-	-	-	35,204,331	35,204	-	-	-	6,352,058	-	-	-	-	-	6,387,262

Shares issued in Beck settlement	-	-	-	-	-	-	-	-	4,011	4	-	-	-	173,240	-	-	-	-	-	173,244

Purchase of treasury stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,740	(33,188)	-	(33,188)

Retirement of treasury stock									(929)	(1)				(45,642)			(929)	45,643		-

Shares returned in cancellation of
subscription receivable by the Company	-	-	-	-	-	-	-	-	(6,300)	(6)	-	-	-	(36,534)	-	59,085	-	-	-	22,545

Compensation expense related to unvested
shares issued to CEO	-	-	-	-	-	-	-	-	30,000,000	30,000	-	-	-	9,667	-	-	-	-	-	39,667

Shares issued in UTEK Acquisition	-	-	-	-	-	-	-	-	125,436	125	-	-	-	2,634,028	-	-	-	-	-	2,634,153

Shares issued in cancellation of royalty
agreement	-	-	-	-	-	-	-	-	3,334	3	-	-	-	39,997	-	-	-	-	-	40,000

Shares issued pursuant to anti- dilution provisions	-	-	-	-	-	-	-	-	7,006,263	7,006	-	-	-	(7,006)	-	-	-	-	-	0

Value of conversion feature of shareholder notes	-	-	-	-	-	-	-	-	-	-	-	-	-	450,697	-	-	-	-	-	450,697

Shares issued in conversion of debt	-	-	-	-	-	-	-	-	229,833	230	-	-	-	570,467	-	-	-	-	-	570,697

Reversal of unrealized loss on settlement of
investments available for sale	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	121,217	121,217

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(11,575,230)	-	-	-	-	(11,575,230)

Balance, December 31, 2006	337	-	-	-	1,517	1	-	-	73,179,015	73,179	600,000	600	10,000	68,306,674	(72,358,976)	-	2,067	(13,681)	-	(3,982,203)

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From October 21, 1983
	For the Year Ended		(Inception)
	December 31,		through
	2006	2005	December 31, 2006

Cash flows from operating activities:
Net loss	$(11,575,230)	$(20,749,260)	$(72,358,976)
Adjustments to reconcile net loss to net cash used in
in operating activities:
Gain on modification of convertible debt	(831,035)	-	(586,245)
Write off of in process research and development	2,134,153	-	2,134,153
Loss on write off of subscription receivables	1,368,555	-	1,368,555
Issuance of common stock for services	6,640,173	3,099,257	31,192,386
Issuance of common stock for modification of
research and development sponsorship agreement	-	7,738,400	7,738,400
Change in fair value of derivative and warrant liabilities	(6,389,272)	-	(6,389,272)
Net realized and unrealized loss on marketable securities	215,916	3,589	5,411,665
Other-than-temporary impairment of marketable securities	3,582,600	1,918,587	9,785,947
Legal fees incurred for note payable	-	-	1,456,142
Accrued interest expense added to principal	187,711	173,987	1,166,114
Amortization of discount on convertible debentures	1,422,295	6,316,608	8,065,064
Change in fair value of investments derivative liability	(182,085)	585,735	403,650
Accrued interest income added to principal	-	(4,192)	(303,821)
Depreciation and amortization	8,220	8,652	220,203
Other non-cash adjustments	(7,008)	-	(114,730)
(Increase) decrease in receivables due on research
contract	(45,882)	(54,930)	(167,035)
Increase in prepaid expenses and other current assets	233,348	-	233,348
Increase in deposits	-	-	(2,348)
(Decrease) increase in accounts payable and accrued
expenses	1,447,386	(89,813)	2,578,554

Net cash used in operating activities	(1,790,155)	(1,053,380)	(8,168,246)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	242,506	1,589,588	3,321,302
Purchase of marketable securities	(7,307)	(907,028)	(1,904,341)
Payment received on officer loans	-	-	876,255
Funds advanced to officers	-	-	(549,379)
Purchase of property and equipment	(2,827)	(2,598)	(272,573)
Investment in joint ventures	-	-	(102,069)
Proceeds from foreclosure	-	-	44,450
Proceeds from the sale of property and equipment	9,000	-	19,250
Payment for license agreement	-	-	(6,250)

Net cash provided by investing activities	241,372	679,962	1,426,645

Continued . . .

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From October 21, 1983
	For the Year Ended		(Inception)
	December 31,		through
	2006	2005	December 31, 2006

Cash flow from financing activities:
Proceeds from the sale of common stock and warrants	$1,213,225	$325,239	$4,879,322
Proceeds from convertible debentures and other
notes payable	500,697	40,000	1,847,766
Proceeds from the sale of preferred stock	-	-	473,005
Costs incurred in offerings		(19,140)	(487,341)
Capital contributions	-	-	301,068
Purchase of treasury stock	(33,188)	(26,136)	(87,923)
Principal payment on notes payable	(50,000)	-	(50,000)
Payment on proposed reorganization	-	-	(5,000)

Net cash provided by financing activities	1,630,734	319,963	6,870,897

Net change in cash and cash equivalents	81,951	(53,455)	129,296

Cash and cash equivalents, beginning of period	47,345	100,800	-

Cash and cash equivalents, end of period	$129,296	$47,345	$129,296
	============	============	================

Supplemental disclosure of cash flow information:
Interest paid during the period	$2,750	$2,750
	============	============
Income taxes paid during the period	$5,100	$800
	============	============

Supplemental disclosures of non-cash investing and financing activities:

2006

In 2006, the Company issued 35,211,674 shares of its Class A common stock for consulting services valued at $6,640,173.

The Company issued 4,733 shares of its Class A common stock through the conversion of 1,420,000 shares of Class D preferred stock.

In 2006, the Company issued 83,333 shares in exchange for promisory notes with face values totaling $1,650,000, of which $303,990 was collected and included in proceeds from sale of common stock. The balance of $1,346,010 was written off during 2006.

In 2006, the Company issued 229,833 shares of its common stock in exchange for the cancellation of $570,697 of indebtedness due on convertible debentures.

During 2006, the Company agreed to increase the obligation to the debtholder from $1,331,860 to $2,000,000.
The increase in the amount related to $249,610 of expenses that were paid by the debt holder on behalf of the Company and $418,530 of additional principal, which was charged to interest expense during the period

Duirng 2006, in exchange for returning 6,300 shares, the Company cancelled $59,085 due it by its President and recognized a loss of
$22,545 which was charged to loss on subscription receivables.

Continued . . .

During 2006, the company recorded a debt discount related to the beneficial conversion feature of the shareholder convertible debt issued in the amount of $450,697.

In 2006, the Company issued 751,193 shares of common stock to Mr. Beck pursuant to the terms of his antidilution provision.

In 2006, the Company issued 125,436 shares of common stock for $500,000 in cash and $2,134,153 in processed research and development costs (see Note 1). Also in 2006, the Company issued an additional
6,255,070 shares of its common stock due to the antidilution provision of the purchase agreement.

During 2006, the Company retired and cancelled 929 shares of treasury stock, valued at $45,643.

During 2006, the Company released shares in escrow to Birchington and in doing so the Company reclassed the carrying amount of the related derrivative liability, totaling $403,650, to additional paid in capital

During 2006, the Company modified its convertible debt with Palisades. As a result of the modification, the
Company recorded a gain on the removal of the related derivative liability of $1,644,433, offset by the additional value of the new derivative in excess of the note balance of $339,621, and an extension fee totalling
$473,777. Related to the new convertible debt instrument, the Company recorded an debt discount in the amount of $2,526,358, the total principal balance on the new note.

2005

The Company issued 26,641 shares of its common stock for services and the modification of its research and development sponsorship agreement valued at $11,143,907 of which $10,837,657 was expensed and $306,250 is included as prepaid services.

The Company issued 43,450 shares of its common stock (including 3,950 shares to consultants) for non-marketable securities valued at $3,582,600.

The Company recorded derivative and warrant liabilities of $7,082,188 of which $1,125,000 was reclassified from additional paid-in-capital and $40,000 was recorded as a debt discount.

The Company issued 1,667 shares of its common stock for the conversion of 500,000 shares of its Class D preferred stock.

The Company was committed to issue 100,451 shares for the cashless exercise of 103,333 warrants.

The Company cancelled 7 shares of its common stock for no consideration.

See accompanying notes to the consolidated financial statements for additional non-cash investing and financing activities.

See report of independent registered public accounting firm
and accompanying notes to the consolidated financial statements.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Material Technologies, Inc. (the “Company”) was organized on October 21, 1983, under the laws of the state of Delaware.

The Company is in the development stage, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7,  Accounting and Reporting by Development Stage Enterprises , with its principal activity being research and development in the area of metal fatigue technology with the intent of future commercial application.

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

On March 13, 2003, the Company formed Matech Aerospace, Inc., a Nevada corporation (“Aerospace”).  Aerospace was formed as a wholly owned subsidiary of the Company to advertise, market and sell all manufacturing and marketing rights to the Company’s products and technologies in all commercial markets within the United States.  During 2003, Aerospace sold shares of its common stock to investors.  As of December 31, 2006, the Company holds a 99% interest in Aerospace.  At the present time there is no activity in Aerospace and the Company does not anticipate nor reasonably foresee any business activity in Aerospace in the near future.

On August 18, 2006, the Company acquired 100% of the issued and outstanding stock of Materials Monitoring Technologies, Inc., (“Monitoring”) which was organized in the State of Florida on August 1, 2006.  On the acquisition date, Monitoring had $500,000 in cash, a license to utilize patented technology relating to the structural health monitoring of bridges and railroads, and has an agreement with a consultant to provide services associated with the development, application, and testing of the licensed technology through August 2007 (See Note 6).  As Monitoring had no customers, expenses, or operations, the acquisition of Monitoring was treated as an acquisition of assets of $500,000 in cash and $2,134,153 of in process research and development for 125,436 shares of common stock.  The $2,134,153 of in process research and development costs were immediately expensed as part of research and development expenses.

Unless otherwise noted, common stock refers to the Company’s Class A common stock.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION, continued

Effective on November 8, 2006, the Company declared a 1-for-300 reverse split of the Company’s Class A common stock.  All share amounts and per share amounts have been adjusted throughout the financial statements for this reverse stock split.

Basis of Presentation

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (October 21, 1983).  In addition, the Company has used substantial amounts of working capital in its operations.  Further, at December 31, 2006, deficit accumulated during the development stage amounted to approximately $72,000,000.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the Company’s ability to meet its financing requirements and the success of its future operations.  During 2006, the Company received  approximately $500,000 under convertible debt borrowing agreements, $700,000 from the sale of shares of Class A common stock, and $500,000 through the acquisition of Monitoring.  The Company also continues to raise funds through the sale of its common stock through private offerings which management expects to continue in 2007. In addition in 2006, the Company received contracts to inspect certain bridges to three states which generated gross revenue of approximately $100,000.  The work relating to these three contracts was completed in November 2006. The Company has commenced to market its current technologies while continuing to development new methods and applications.  Management believes that these sources of funds and current liquid assets will allow the Company to continue as a going concern through the end of 2007.  Management of the Company will need to raise additional debt and/or equity capital to finance future activities beyond 2007.  However, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations.  In light of these circumstances, substantial doubt exists about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the fair value of marketable securities, the value of shares issued for non-cash consideration, and the recoverability of deferred tax assets.  Accordingly, actual results could differ from those estimates.

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

For The Years Ended December 31, 2006 and 2005

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

Accounts Receivable

Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts.  The Company does not accrue interest on overdue accounts receivable.

The allowance for doubtful accounts is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  As of December 31, 2006, management believes all accounts receivable are collectible.  Accordingly, no allowance for doubtful accounts is included in the accompanying consolidated balance sheet.

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

For The Years Ended December 31, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2006, the Company does not believe there has been any impairment of its long-lived assets.

Intangible Assets

Intangible assets consist of patents, license agreements and website design costs and are recorded at cost.  Patents and license agreements are amortized over 17 years and website design costs are amortized over 5 years.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the carrying values of intangible assets are evaluated for impairment annually or whenever events or changes in circumstances indicate that the historical cost carrying value may no longer be appropriate.  As of December 31, 2006, the Company does not believe there has been any impairment of its intangible assets.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes.  Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Convertible Debentures

If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount pursuant to EITF Issue No. 98-5 (“EITF 98-05”), Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments.  In those circumstances, the convertible debt will be recorded net of the discount related to the BCF.  The Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Derivative Financial Instruments

In the case of non-conventional convertible debt, the Company bifurcates its embedded derivative instruments and records them under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.  The Company’s derivative financial instruments consist of embedded derivatives related to the non-conventional notes (“Notes”) entered into with Golden Gate Investors (“GGI”) and Palisades Capital, LLC or its registered assigns (“Palisades”) (see Note 8).  These embedded derivatives include the conversion features, liquidated damages related to registration rights, warrants issued and default provisions.  The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.  Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge.  If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the year ended December 31, 2006, the Company modified its convertible debt agreements with Palisades.  Prior to the modification of that agreement, the Company recorded a decrease to the fair value of the derivatives and related warrants of $4,866,072 related to both the GGI and Palisades convertible notes.  On the date of the Palisades debt modification, the Company removed the related derivative liability associated with the old convertible debt arrangement with Palisades in the amount of $1,644,433 as part of recording a gain on the modification of convertible notes, which has been included in other income in the accompanying consolidated statement of operations for the year ended December 31, 2006. Additionally in conjunction with the Palisades debt modification, the Company recorded a new derivative liability totaling $2,856,000 for the conversion feature of the new notes and the 35,000,000 warrants that were issued as part of the modification.  Subsequent to the modification, the Company recorded a decrease to the fair value of the derivatives and related warrants of $1,523,200.

In addition, the Company has recorded the downside protection feature of its Birchington agreements as a derivative and recorded a decrease to the fair value to $0 during 2006, resulting in other income to the Company of $182,085. (see Note 3).

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable, accrued expenses, notes payable and convertible debentures. Pursuant to SFAS No. 107,  Disclosures About Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The Company cannot determine the estimated fair value of the convertible debentures as instruments similar to the convertible debentures could not be found. Other than this item, the Company considers the carrying values of its financial instruments in the financial statements to approximate their fair values.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104.  As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectibility is probable.  Sales are recorded net of sales discounts.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Prior to 2006, substantially all of the Company’s revenue was derived from the Company’s contracts relating to the further development of the Electrochemical Fatigue Sensor (“EFS”).  Revenue on the contracts is recognized at the time services are rendered and the earnings process is completed.  The Company bills monthly for services pursuant to these contracts at which time revenue is recognized for the period that the respective invoice relates.

In September 2006, the Company entered into three contracts to inspect bridges in Pennsylvania, New Jersey and Utah. The Company completed the inspections and released its reports in November 2006. The Company recognizes revenue on these projects when the reports are released and accepted by the respective customer.

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

Net Loss per Share

The Company adopted the provisions of SFAS No. 128, Earnings Per Share (“EPS”).  SFAS No. 128 provides for the calculation of basic and diluted earnings per share.   Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the years ended December 31, 2006 and 2005, basic and diluted loss per share are the same.  Since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included.  If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 29,600,224 and 602,670 in 2006 and 2005, respectively.  Such amounts include shares potentially issuable pursuant to shares held in escrow (see Note 11), convertible debentures (see Note 8), and outstanding options and warrants (see Note 13).

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Issuance of Stock for Non-Cash Consideration

All issuances of the Company's stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares on the dates issued.  In certain instances, the Company has discounted the values assigned to the issued shares for illiquidity and/or restrictions on resale (see Note 11).

Beginning in 2006, the Company values issuances of large blocks of stock and stock rights (representing more that 20% of the then fully diluted shares of the Company’s common stock) using a market capitalization method.  Under this method, the value of the issuance is based on the value of the Company’s pre-issuance market capitalization multiplied by the percentage of the Company’s common stock issued on a fully diluted basis.

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  In accordance with EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes.  Accordingly, the Company records the fair value of the fully vested non-forfeitable common stock issued for future consulting services as prepaid services in its consolidated balance sheet.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based compensation plan under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123,  Accounting for Stock-Based Compensation.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Effective January 1, 2006, on the first day of the Company’s fiscal year 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective transition method.  Under this transition method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based payments granted and not yet vested prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

As of December 31, 2006, the Company had no options outstanding.

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

For The Years Ended December 31, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company’s 2006 revenues were generated from four customers. The Company’s 2005 revenues were generated from one customer.

Reclassifications

Certain amounts in the December 31, 2005 financial statements have been reclassified to conform with the December 31, 2006 presentation.  Such reclassifications had no effect on net loss as previously reported.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The Company is currently in the process of assessing the impact the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Specifically, SFAS No. 157 sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities , for which the provisions of SFAS No. 157 should be applied retrospectively. The Company will adopt SFAS No. 157 in the first quarter of 2008 and is still evaluating the effect, if any, on its consolidated financial position or results of operations.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

NOTE 3 – INVESTMENTS

Langley

On October 1, 2004, the Company consummated a Stock Purchase Agreement (the “Langley Agreement”) with Langley Park Investments, PLC (“Langley”), a corporation organized under the laws of England and Wales.  The Langley shares are traded on the London Stock Exchange (“LSE”).  Pursuant to the Langley Agreement, the Company issued 28,889 shares of its common stock in exchange for 7,158,590 shares of Langley common stock.  The number of Langley shares issued was based on the Company’s shares having a value of $450 per share and the Langley shares having a value of one British Pound Sterling per share and the conversion rate of the British Pound Sterling to the U.S. Dollar in effect as of the close of business on the day preceding the closing date.  The Company initially recorded the Langley shares at $12,973,513.  This amount was determined by multiplying the number of Langley shares issued by the market value of the Langley shares of one British Pound Sterling and the applicable exchange rate.  The Langley Agreement further provides that of the Langley shares purchased, one half of the shares (3,579,295) are immediately saleable and the remaining half, to which the Company has legal title, will be held in an escrow account for a period of two years.  For financial reporting purposes, the Company considered the 3,579,295 shares held in escrow as shares available for sale.

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

For The Years Ended December 31, 2006 and 2005

NOTE 3 – INVESTMENTS, continued

In 2005, the Company sold its remaining currently saleable shares for $285,516 and recognized a loss from the sale totaling $3,474.  As of December 31, 2005, the Company recognized an “other-than-temporary” impairment of $1,918,587.

At the end of the two-year period, since the shares of the Company did not have a market price greater than or equal to the Company’s original closing price, as defined in the Langley Agreement, the Company was required to sell back all of its Langley shares held in escrow at a nominal price, based on a formula as defined in the Langley Agreement.  In October 2006, the Company sold the escrow shares back to Langley for $67,494 and recognized a loss on the sale of $215,916.

Birchington

In 2005, the Company entered into two agreements (the “Birchington Agreements”) with Birchington Investments Limited (“Birchington”), a corporation organized under the laws of the British Virgin Islands.  The Birchington shares are listed, but not yet traded, on the Dublin Stock Exchange.  On April 7, 2005, the Company entered into an agreement (the “April Birchington Agreement”) to purchase 8,307,000 shares of Birchington for 19,500 shares of its common stock.  Additionally, the Company reserved 5,850 shares of its common stock in escrow as downside price protection, as defined in the April Birchington Agreement.  In June 2006, Birchington purchased from the Company the escrow shares under the April Birchington Agreement at $3.00 per share and remitted to the Company a total of $17,550, less any escrow agent commissions.  As of December 31, 2006, these escrow shares have been classified as outstanding.

On September 27, 2005, the Company entered into another agreement (the “September Birchington Agreement”) to purchase 9,606,000 shares of Birchington common stock for 20,000 shares of its common stock.  Additionally, the Company reserved 6,000 shares of its common stock in escrow (reflected as issued but not outstanding at December 31, 2006 – see Note 12) as downside price protection, as defined in the September Birchington Agreement.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

NOTE 3 – INVESTMENTS, continued

The Company shares are restricted from sale by Birchington for a period of one year.  If the price of the Company’s common stock is below the closing price (as defined) on the anniversary of the closing date of these transactions, then Birchington shall be entitled to purchase out of escrow a percentage of the escrowed shares based on the percentage of such decline for a price of $3.00 per share (as defined).  Any shares remaining in escrow will then be returned to the Company.  Based on the Company’s closing price at December 31, 2006, Birchington is entitled to purchase 6,000 shares out of escrow.  The Company has bifurcated the downside price protection feature of the Birchington Agreements and has valued this feature at its fair value, totaling $0 at December 31, 2006 (as the Company’s share price was below $3.00 per share at December 31, 2006).  This value will be marked to market each reporting period.

The Company valued the original purchase of the Birchington common shares at $0.20 per share or $3,582,600, an 80% discount to the stated value of $1.00 per share.  The per share price was determined by the Company based upon the current non-marketability of the Birchington shares and its experience with similar transactions in the past.  The Company reviewed the recorded value of the Birchington shares for impairment as of December 31, 2006, pursuant to EITF 03-1.  As a result of the lack of recent offers to buy the shares and Birchington’s continued non-marketable status, the Company believed that there had been an impairment of $3,582,600, the full value of the Birchington Shares, and as a result recorded an impairment expense under EITF 03-1 during the year ended December 31, 2006 for that amount.

In connection with the Birchington Agreements, the Company issued 3,950 shares of its common stock to consultants.  These shares were reflected as a dilution to the value per share recorded by the Company in the Birchington transactions.

Mutual Fund

As of December 31, 2006, the Company’s investment in an open-end mutual fund approximated its cost of $135,136.  The Company considers its investment in this account as being held for trading.  During 2006, the Company sold $175,012 of this investment with no gain or loss.

Investments as of December 31, 2006 are as follows:

	Adjusted Cost	Unrealized Loss	Fair Value
Marketable trading securities	$ 135,136	-	$ 135,136
Non-marketable securities– Birchington	$ -	-	$ -

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

NOTE 4 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2006:

Office and computer equipment	$27,645
Manufacturing equipment	129,674

157,319
Less accumulated depreciation	(151,948)

$5,371
=============

Depreciation charged to operations was $6,364 and $6,536 for 2006 and 2005, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2006:

	Period of Amortization

Patent Costs	17 years	$28,494
License agreement (see Note 8)	17 years	6,250
Website	5 years	5,200

		39,944

Less accumulated amortization		(36,028)

		$3,916
		===========

Amortization charged to operations for 2006 and 2005 was $1,856 and $2,116, respectively.

Estimated amortization expense for the next five years is as follows:

                 2007                    $ 1,076
                 2008                      1,076
                 2009                      1,076
                 2010                         688
                 2011                           -

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

NOTE 6 – LICENSE AGREEMENTS

University of Pennsylvania

The Company has entered into a license agreement with the University of Pennsylvania (the “University”) for the development and marketing of EFS.  EFS is designed to measure electrochemically the state of fatigue damage in a metal structural member.  The Company is in the final stage of developing EFS.

Under the terms of the agreement, the Company issued to the University 1 share of its common stock, and a 5% royalty on sales of the product.  The Company valued the license agreement at $6,250.  The license terminates upon the expiration of the underlying patents, unless sooner terminated as provided in the agreement.  The Company is amortizing the license over 17 years.

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

NOTE 6 – LICENSE AGREEMENTS, continued

In August 2005, the parties entered into an agreement (the “Workout Agreement”) that again modified the terms of the Company’s obligation under the sponsorship agreement.  Pursuant to the Workout Agreement, retroactive to January 1, 2005, interest will be charged only on the December 31, 2004 balance of $760,831 (“Remaining Obligation”) at a monthly rate of 0.5% simple interest.  The Company is obligated to pay $25,000 annually due on the anniversary date of the Workout Agreement.  Further, the Company is also obligated to pay within ten days following the filing of the Company’s Forms 10-QSB or 10-KSB an amount equal to 10% of the Company’s operating income (as defined) as reflected in the quarterly and annual filings.  Under the revised terms of the Workout Agreement, Mr. Bernstein’s (the Company’s CEO) annual cash salary is capped at $250,000.  The Company agreed to pay the University an amount equal to any cash salary paid to Mr. Bernstein in excess of the $250,000, which will be credited against the Remaining Obligation.  In accordance with the terms of the Workout Agreement, the Company issued 15,173 shares of its common stock to the University in September 2005, representing 5.25% of the Company’s outstanding shares as of the date of the Workout Agreement.  The University cannot sell the shares for 18 months.  The Company valued the shares at $7,738,400, which was charged to operations as other expense as a modification of its research and development sponsorship agreement.  The shares were valued at their quoted market price on the date of issuance less a 15% discount for the sales restriction.

In 2006 the Company made  payments of $50,000 to the University to reduce the outstanding principal on the note.  Interest expense charged to operations for 2006 and 2005 amounted to $41,528 and $45,354, respectively.  The balance of the obligation (including accrued interest) at December 31, 2006 was $772,713 and is reflected in research and development sponsorship payable in the accompanying consolidated balance sheet.  The current portion represents the minimum annual payment under the Workout Agreement, while the remaining balance is reflected as non-current as the Company does not expect to be required to make additional payments during the next twelve months.

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

For The Years Ended December 31, 2006 and 2005

NOTE 6 – LICENSE AGREEMENTS, continued

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

The license remains in full force for the life of the last-to-expire patent.  The license can be terminated by the Company by giving 90-day written notice and thereupon stop the manufacturing, use, or sale of any product developed under the license.  In addition, the license terminates if the Company defaults under the royalty provisions of the license or files for bankruptcy protection.

NOTE 7 – NOTES PAYABLE

On May 27, 1994, the Company borrowed $25,000 from a shareholder.  The loan is evidenced by a promissory note bearing interest at 6.5 percent.  The note is secured by the Company’s patents and matured on May 31, 2002.  The loan has not been paid and is now in default.  As additional consideration for the loan, the Company granted to the shareholder a 1% royalty interest in the Fatigue Fuse and a 0.5% royalty interest in EFS (see Note 10).  The balance due on this loan as of December 31, 2006 was $55,138.  Interest charged to operations for the year ended December 31, 2006 and 2005 amounted to $1,623 and $1,623, respectively.

In October 1996, the Company borrowed $25,000 from an unrelated third party.  The loan bears interest at an annual rate of 11% and matured on October 15, 2000.  The Company issued warrants to the lender for the purchase of 1 share of the Company’s common stock at a price of $300 per share.  The loan balance as of December 31, 2006 was $25,000.  Interest charged to operations for the year ended December 31, 2006 and 2005 amounted to $2,752 and $2,752, respectively.  The Company did not pay any principal amounts due on this note when it matured on October 15, 2000 and the note is in default.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

NOTE 7 – NOTES PAYABLE, continued

On April 28, 2003, the Company borrowed $10,000 from an unrelated third party.  The loan is unsecured, non-interest bearing and due on demand.

NOTE 8 – CONVERTIBLE DEBENTURES

Palisades

On September 23, 2003, the Company entered into a Class A Secured Convertible Debenture (the “Debentures”) with Palisades, pursuant to which Palisades agreed to loan the Company up to $1,500,000.  On December 1, 2003, after Palisades had funded $240,000 of the original Debentures, the Company entered into additional Class A Secured Convertible Debentures with two additional investors, pursuant to which such investors would loan the Company up to $650,000 each, and the Company agreed that Palisades would not make additional advances under the Debentures.  The Company received a total of $1,125,000 under the Debentures.

Under the Debentures, each holder has the option to convert the principal amount of all monies loaned under the Debentures, together with accrued interest, into common stock of the Company at the lesser of (i) 50% of the average ten closing prices for the Company’s common stock for the ten days immediately preceding the conversion date or (ii) $0.10 (the lesser of the two being referred to as the “Conversion Price.”)  In addition, the Debentures provide that in the event the conversion price is less than $0.10 per share when the holder elects to convert, the Company would have the right, and any time during the 75 days following the date of the holder’s notice of conversion, to prepay all or a portion of the Debentures that have been requested to be converted and the Company would therefore not be required to issue the conversion shares.

Since the Debentures allow the holders to convert the outstanding principal amount into shares of the Company’s common stock at a discount to fair value, the Company recorded the fair value of the conversion feature of $1,125,000 in 2004.  The amount was recorded as a debt discount and is being amortized as interest expense over the life of the Debentures.  Total interest expense related to the amortization of the original discount in 2006 and 2005 amounted to $399,420 and $399,420, respectively.

The Company’s CEO entered into a voting agreement and irrevocable proxy, which provides that as of September 23, 2006, if an event of default (as defined in the Debentures) continues for a period of not less than 30 days, all Class B common stock which Mr. Bernstein owns of record, or becomes the owner of record in the future will be voted in accordance with the direction of a third party named in the Debentures (an affiliate of Palisades) or his designated successor.  This loss of Mr. Bernstein’s voting rights would affect a change in the voting control of the Company.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

NOTE 8 – CONVERTIBLE DEBENTURES, continued

In August 2006, the Company issued Palisades 8,333 shares of its common stock in exchange for reducing the balance due on the debenture by $100,000.  In addition during 2006, Palisades paid two consultants on behalf of the Company a total of $249,610 which increased the balance due accordingly.  In addition, in September 2006, the parties agreed to increase the total obligation due on the debenture (including accrued interest) from $1,581,470 to $2,000,000 as a result of Palisades' payment on behalf of the Company.  The increase of $418,530 was charged to interest expense.

The Debentures bear interest at an annual rate of 10%, are secured by substantially all assets of the Company and were scheduled to mature on December 31, 2006, when all principal and accrued interest were payable.

On October 27, 2006, the Company entered into a series of agreements with Palisades, whereby the Company extended the due date on approximately $2,100,000 (including accrued interest) in debentures for two years from December 31, 2006 to December 31, 2008.  Pursuant to the terms of a settlement agreement and general release, the Company agreed to:

  Release each of the debenture holders from all liability arising prior to October 27, 2006;
  Effectuate a 1-for-300 reverse stock split of the Company’s Class A common stock;
  Issue warrants to purchase an aggregate of 35,000,000 post-split shares of the Company’s Class A common stock at an exercise price of $0.001 per share;
  Issue up to 30,000,000 post-split shares of the Company’s Class A common stock to the Company’s CEO, as consideration for the receipt of a general release from him and execution of a new employment agreement (see Note 12);
  Issue up to 40,000,000 post-split shares of the Company’s Class A common stock to certain third-parties designated by the Company’s CEO (see Note 11); and
  Execute an amendment to each of the outstanding debentures held by the debenture holders to:
    Extend the due date to December 31, 2008,
    Increase the principal balance by 15%,
    Maintain the conversion price at the lower of $0.10 or 50% of the market price after the reverse stock split,
    Limit the number of shares the Company can issue pursuant to a registration statement on Form S-8,
    Eliminate the 75-day waiting requirement between the time the Company receives a notice of conversion and the time the Company must deliver the applicable shares,

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

NOTE 8 – CONVERTIBLE DEBENTURES, continued
    Confirm that a default under one of the debentures will be considered a default under all of them,
    Deposit 9.9% of the Company’s issued and outstanding stock with an escrow agent to deliver upon a conversion by the debenture holders, and to maintain that balance with the escrow agent,
    Limit the conversion so that no holder may own more that 4.99% of the Company’s outstanding Class A common stock at any one time, and
    Add $60,000 to the principal balance owed.

As a result of the settlement agreement and general release, the Company assessed the debt modification under EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments  and determined that the modification resulted in a debt extinguishment.  The Company recorded $831,035 as a gain on the modification of debt during 2006.

Additionally in conjunction with the Palisades debt modification, the Company recorded a new derivative liability totaling $2,856,000 for the conversion feature of the new notes and the 35,000,000 warrants that were issued as part of the modification and a debt discount of $2,526,358 equal to the principal balance of the note.

The new derivatives were valued primarily using a market capitalization method, as the number of warrants issued in the modification exceeded 20% of the then outstanding and trading shares of the Company’s common stock (see Note 1).  The Company amortized $105,266 of the new debt discount through December 31, 2006.

On November 22, 2006, the Company issued 200,000 shares of its Class A common stock to Palisades upon the conversion of $20,000 in outstanding principal on a convertible debenture.

The balance of the Debenture, including accrued interest, at December 31, 2006 was $105,266 (net of unamortized discount of $2,421,113).  Interest recorded based on the stated interest rate of the Debentures was approximately $144,000 and $127,000 during 2006 and 2005, respectively.

GGI

To obtain funding for ongoing operations, the Company entered into a Securities Purchase Agreement (the “SPA”) and various amendments to the SPA with Golden Gate Investors, Inc. (“GGI”) on December 16, 2005 for the sale of (i) $40,000 in unsecured convertible debentures (the “Notes”) and (ii) warrants to purchase 13,333 shares of the Company’s common stock.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

NOTE 8 – CONVERTIBLE DEBENTURES, continued

The Notes bear interest at 5.25% per annum, mature three years from the date of issuance and are convertible into the number of shares of the Company’s common stock equal to the dollar amount of the Notes being converted multiplied by 110, less the product of the conversion formula multiplied by 100 times the dollar amount of the Notes being converted, which is divided by the conversion formula.  The conversion formula is the lesser of (i) $210, (ii) eighty percent (the “Discount Multiplier”) of the average of the three lowest volume weighted average prices during the twenty trading days prior to the conversion or (iii) eighty percent of the volume weighted average price on the trading day prior to the conversion.  Accordingly, there is no limit on the number of shares into which the Notes may be converted.  The Company has agreed to register the shares that may be issued upon conversion of the Notes and exercise of the related warrants.

Beginning in the first full calendar month after the registration statement is declared effective, GGI has agreed to convert at least 5%, but no more than 10% of the face value of the Notes into shares of the Company’s common stock.  If GGI converts more than 5% of the Notes in any calendar month, the excess over 5% shall be credited against the subsequent month’s minimum conversion amount.  If GGI fails to convert at least 5% of the face amount of the Notes in any given calendar month, GGI will not be entitled to collect interest on the Notes for that month.  If the volume weighted average price of the Company’s common stock is below $60, the Company shall have the right to prepay that portion of the Notes that GGI is required to convert, plus any accrued but unpaid interest at 130% of such amount.  If at any time during the calendar month, the volume weighted average price is below $30, GGI shall not be obligated to convert any portion of the Notes during that month.

Beginning in the first full month after the registration statement is declared effective, GGI has agreed to exercise at least 5%, but no more than 10%, of the warrants per calendar month at an exercise price of $327 per share.  If GGI exercises more than 5% of warrants in any calendar month, the excess over 5% shall be credited against the subsequent month’s minimum exercise amount.  If GGI fails to exercise at least 5% of the warrants in any given calendar month, GGI will not be entitled to collect interest on the Notes for that month.  The warrants are exercisable through the maturity date of December 16, 2008.

At any time prior to the registration statement being declared effective, GGI may demand repayment of 130% of the principal amount of the Notes, plus all accrued and unpaid interest thereon, in cash within 10 days of such demand.  Additionally, the Company will be required to issue and pay to GGI 167 shares of common stock and $15,000 in cash for each 30-day period, or portion thereof, that the Registration Statement is not effective.  The cash payment increases to $20,000 for each 30-day period, or portion thereof, after the first 90-day period.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

NOTE 8 – CONVERTIBLE DEBENTURES, continued

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

The Notes include certain features that are considered embedded derivative financial instruments, such as the conversion feature, events of default and a variable liquidated damages clause.  These features are described below, as follows:

         The Notes’ conversion feature is identified as an embedded derivative and has been bifurcated and recorded on the Company’s balance sheet at its fair value;

         The SPA includes a penalty provision based on any failure to meet registration requirements for shares issuable under the conversion of the Notes or exercise of the warrants, which represents an embedded derivative, but such derivative has a de minimus value and has not been recorded in the accompanying consolidated financial statements; and

         The SPA contains certain events of default including not having adequate shares registered to effectuate allowable conversions; in that event, the Company is required to pay a conversion default payment at 130% of the then outstanding principal balance on the Notes, which is identified as an embedded derivative, but such derivative has a de minimus value and has not been recorded in the accompanying consolidated financial statements.

During 2006, the Company received an additional advance of $50,000.

In conjunction with the Notes, the Company issued warrants to purchase 13,333 shares of common stock.  The accounting treatment of the derivatives and warrants requires that the Company record the warrants at their fair values as of the inception date of the agreement, which totaled $326,600.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

NOTE 8 – CONVERTIBLE DEBENTURES, continued

The initial fair value assigned to the embedded derivatives and warrants was $5,957,188.  The Company recorded the first $40,000 of fair value of the derivatives and warrants to debt discount (equal to the total proceeds received as of December 31, 2005), which will be amortized to interest expense over the term of the Notes.  Amortization expense charged to operations during 2006 and 2005 was $13,333 and $0.  The remaining balance of $5,917,188 was recorded as interest expense for the year ended December 31, 2005.

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

In May 2006, the Company entered into an addendum to the GGI Notes.  Per the terms of the agreement, the debenture amount has been increased from $40,000 to $1,000,000, and upon notification that the registration statement for the Conversion Shares (as defined in the agreement) has been filed with the SEC, GGI shall advance the Company an additional $20,000.  Additionally, upon the effective registration of the underlying shares, the Company shall issue 66,667 registered shares to be held in escrow and GGI shall transfer the Company the remaining debenture balance.  The agreement modified the terms of the conversion as follows:

         the number of shares into which the Notes may be converted is equal to the dollar amount of the Notes being converted divided by the conversion formula;

         eliminates the provision that if the volume weighted average price is less than $30 that GGI shall not be obligated to convert any portion of the Notes during that month;

         if GGI elects to convert a portion of the Notes and, on the day that the election is made, the volume weighted average price is below the lesser of : (i) $15, or (ii) the lowest price at which any of the 66,667 additional shares are issued or sold, the Company shall have the option to do one of the following: (a) redeem that portion of the Notes that GGI elected to convert, plus any accrued and interest, at 108% of such amount, or (b) increase the discount multiplier to 99% on that portion of Notes that GGI elected to convert, or (c) one time during any six-month period, not permit any Notes conversion by GGI for a period of 60 days; and

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

NOTE 8 – CONVERTIBLE DEBENTURES, continued

         If GGI elects to convert a portion of the Notes and, on that day the election is made, the volume weighted average price is $96 or higher, the Discount Multiplier shall be 72%.

The original 13,333 warrants issued have been cancelled.  In May 2006 and in connection with the modification of the GGI Notes, the Company issued to GGI 166,667 warrants to purchase common stock at a price of $3 per share, provided, however, in no event will the exercise price be lower or higher than the lowest price at which the Company sells any common stock (through direct issuance, conversion of debentures, etc, but not including stock issued for services) during the 30 days prior to the exercise date.  GGI has agreed to exercise the warrant shares at a rate of at least 4,167 shares per week once the registration statement has been declared effective.  Also, beginning in the first full calendar month after the registration of the underlying shares is declared effective, GGI must convert at least 10%, but no more than 40%, of the face value of the Notes per calendar month into common shares of the Company, provided that the common shares are available, registered and freely tradeable.  The Company may reduce the monthly maximum figure from 40% to 6% for any three calendar months (but not two consecutive calendar months) during the term of Notes by giving written notice at least 10 business days prior to the first applicable month.  GGI and the Company shall enter into three additional $1,000,000 convertible debentures, each with the same terms as above.  The agreement also allows the Company to register up to an additional 66,667 shares for sale or issuance to parties other than GGI in the registration statement.

As a result of the modification of the debt, the Company recognized a gain on the debt extinguishment for the difference between the fair value of the Notes and warrant and derivative liabilities immediately before the modification and after the modification as part of the change in fair value of derivative and warrant liabilities.

The balance of the Notes, including accrued interest, at December 31, 2006 was $63,894 (net of unamortized discount of $26,667).  Interest expense on the Debentures for the 2006, excluding amortization of the discount, was $3,648.

Future minimum principal payments are as follows under the Debentures and Notes for the years ending December 31:

            2007                                                            -
            2008                                           $ 2,616,940

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

NOTE 9 – INCOME TAXES

The provision for income taxes consists of the following as of December 31:

	2006	2005

Current:	$-	$-
Federal	800	800

State	800	800

Deferred:
Federal	3,680,000	7,055,000
State	920,000	1,245,000

Less change in valuation allowance	(4,600,000)	(8,300,000)

	-	-

	$800	$800
	============	============

The components of the net deferred tax assets as of December 31 are as follows:

	2006	2005

Net operating loss carryforwards	$28,849,000	$24,249,000
Less valuation allowance	(28,849,000)	(24,249,000)

	$-	$-
	============	============

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

NOTE 9 – INCOME TAXES, continued

As of December 31, 2006, the Company has available net operating loss carryforwards of approximately $60,000,000 for federal and state purposes which expire in various years through 2026 and 2020 for federal and California purposes, respectively. The Company’s use of its net operating losses may be restricted in future years due to the limitations pursuant to IRC Section 382 on changes in ownership.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Shareholder Notes

During 2006, the Company borrowed $450,697 from three shareholders.  These loans bore interest at an annual rate of 6% and had a one-year maturity.  The Company had the option to repay principal and accrued interest in cash or by issuing a total of 21,500 shares of its common stock.  Interest accrued during the year ended December 31, 2006 and charged to operations totaled $9,747.  In connection with these loans, the Company paid fees totaling $35,049 which were classified as a prepaid expense and were being amortized to operations over the term of the debt.

Since the shareholder notes allow the holders to convert the outstanding principal amount into shares of the Company’s common stock at a discount to fair value, the Company recorded a BCF of $450,697 in 2006.  The amount was recorded as a debt discount and was being amortized as interest expense over the life of the Loans.

In September 2006, the three shareholders converted their notes into common shares according to the conversion rates stipulated in their respective agreements.  As a result the Company recorded a total of $485,746 of additional interest expense related to the amortization of the BCF and prepaid loan fees during 2006.

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

NOTE 10 – COMMITMENTS AND CONTINGENCIES, continued

On August 30, 1986, the Company entered into a funding agreement with the Advanced Technology Center (“ATC”), whereby ATC paid $45,000 to the Company for the purchase of a royalty of 3% of future gross sales and 6% of sublicense revenue.  The royalty was limited to the $45,000 plus an 11% annual rate of return.

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

During 2006, ATC and the Company entered into a settlement agreement whereby in consideration for 3,334 shares of common stock, ATC cancelled its rights to any and all royalties on future Company sales.  The 3,334 shares were valued at $40,000 (based on the market price of the underlying stock on the date of grant) and charged to general and administrative expenses.

In 1994, the Company issued to Variety Investments, Ltd. of Vancouver, Canada (“Variety”) a 22.5% royalty interest on the Fatigue Fuse in consideration for the cash advances made to the Company by Variety.  In December 1996, in exchange for the Company issuing 1 share of its common stock to Variety, Variety reduced its royalty interest to 20%.  In 1998, in exchange for the Company issuing 2 shares of its common stock to Variety, Variety reduced its royalty interest to 5%.

As discussed in Note 7, the Company granted a 1% royalty interest in the Company's Fatigue Fuse and a 0.5% royalty interest in EFS to a shareholder as partial consideration on a $25,000 loan made by the shareholder to the Company.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

NOTE 10 – COMMITMENTS AND CONTINGENCIES, continued

A summary of royalty interests that the Company has granted and are outstanding as of December 31, 2006 follows:

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

As of December 31, 2006, the Company owes no royalties under any agreements, as sales of the products have not yet begun.

Litigation

In July 2002, the Company settled its pending lawsuit related to a contract dispute with Mr. Stephen Beck.  In March 2006, Mr. Beck filed a lawsuit against the Company alleging breach of contract related to the lawsuit settlement and sought approximately $135,000 in damages, plus the issuance of 12,989 shares of the Company’s common stock to which he believed he was entitled, plus interest.  During the three months ended March 31, 2006, the Company issued Mr. Beck 4,011 shares of its common stock related to ongoing negotiations with Mr. Beck.  The value of the shares issued to Mr. Beck was $173,244 and has been included in other income and expenses in the accompanying statement of operations.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

NOTE 10 – COMMITMENTS AND CONTINGENCIES, continued

In December 2006, the Company entered into a settlement agreement and release agreement, as well as irrevocable escrow instructions, to settle the lawsuit filed on March 8, 2006.  As consideration under the settlement, the Company issued 5,000,000 shares of its common stock to Mr. Beck, with the shares to be held by an escrow agent and distributed to Mr. Beck monthly with a trading limit equal to 8% of the previous month’s trading volume of the Company’s common stock, until Mr. Beck has received a total of $800,000.  As the Company has guaranteed this debt to Mr. Beck in the amount of $800,000, the Company has recorded a liability as of December 31, 2006 for this amount.  As Mr. Beck receives proceeds from the sale of his shares in to the market, the Company will reduce its guarantee by that amount.  Additionally during 2006, Mr. Beck was paid $44,000 in cash as part of the settlement.  Furthermore Mr. Beck will have anti-dilution rights on those shares to maintain his percentage ownership for an agreed-upon period of 21 months.  The Company issued another 5,000,000 shares to Mr. Beck to be held in escrow until the conditions are met with respect to the anti-dilution shares.  On December 27, 2006, the Company issued 751,193 shares pursuant to the anti-dilution provision in the Beck settlement arrangement.

The Company has also been named as a defendant in a lawsuit alleging breach of contract due to the Company’s failure to pay certain amounts due to a consultant for services.  The Company estimates that the settlement amount will be $250,000 payable in either cash or shares of common stock, which has been accrued as of December 31, 2006.

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

NOTE 10 – COMMITMENTS AND CONTINGENCIES, continued

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions.  These indemnities include certain agreements with the Company’s officers under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship.  They also include indemnities made to the holders of the convertible debentures, Mr. Beck, with regards to his settlement with the Company, and the sellers of investments in securities.  The duration of these indemnities and guarantees varies, and in certain cases, is indefinite.  The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company would be obligated to make.  Historically, the Company has not been obligated to make significant payments for these obligations and no liability has been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

NOTE 11 – STOCKHOLDERS' EQUITY

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

For The Years Ended December 31, 2006 and 2005

NOTE 11 – STOCKHOLDERS' EQUITY, continued

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

Class C Preferred Stock

Each shareholder of Class C preferred stock is entitled to receive a cumulative dividend of 8% per annum for a period of two years.  Dividends do not accrue or are payable except out of earnings before interest, taxes, depreciation and amortization.  At December 31, 2006, no dividends are payable to Class C preferred shareholders.  Holders of the Class C preferred stock are junior to holders of the Company’s Class A and B preferred stock, but hold a higher position than common shareholders in terms of liquidation rights.  Holders of Class C preferred stock have no voting rights.  Holders of Class C preferred stock have the right to convert their shares to common stock on a 300-to-1 basis.

The Company requires an approval of at least two-thirds of the holders of Class C preferred shareholders to alter or change their rights or privileges by way of a reverse stock split, reclassification, merger, consolidation or otherwise, so as to adversely affect the manner by which the shares of Class C preferred stock are converted into common shares.

Class D Preferred Stock

Holders of Class D preferred stock have a $0.001 liquidation preference, no voting rights and are junior to holders of all classes of preferred stock but senior to common shareholders in terms of liquidation rights.  Class D preferred stockholders are entitled to dividends as declared by the Company’s Board of Directors, which have not been declared as of December 31, 2005.  Holders of Class D preferred stock have the right to convert their shares to common stock on a 300-to-1 basis.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

NOTE 11 – STOCKHOLDERS' EQUITY, continued

During 2005, 500,000 shares of Class D preferred stock were converted into 1,667 shares of the Company’s common stock.

During, 2006, the Company converted the remaining 1,420,000 Class D preferred shares outstanding into 4,733 shares of the Company’s common stock.

Class A Common Stock

The holders of the Company's Class A common stock are entitled to one vote per share of common stock held.

Except for the Ischian sales and Birchington sale (see below), during 2006, the Company issued a total of 112,687 shares of common stock for total proceeds of $646,343 (net of offering costs of $23,475).

As of December 31, 2006 the Company determined that its outstanding subscription receivables, totaling $1,346,010, were no longer collectible and the underlying shares would not be returned to the Company.  The Company recorded bad debt expense of $1,346,010 related to these uncollectible subscription receivables during the year ended December 31, 2006, which has been recorded as other expense in the accompanying consolidated statement of operations.

During the year ended December 31, 2006, the Company’s Chief Executive Officer returned 6,300 shares of common stock to the Company in exchange for a reduction in his subscription receivable totaling $59,085.  The shares returned were valued at the underlying stock price on the date of return, totaling $36,540, and recognized a loss of $22,545 as other expense in the accompanying consolidated statement of operations.

During 2006, the Company purchased 2,740 shares of its own common stock in the public market for a cost of $33,188.  Of the shares acquired in 2006, 929 shares were cancelled.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

NOTE 11 – STOCKHOLDERS' EQUITY, continued

In July 2005, the Company entered into a Regulation S stock purchase agreement (the “Ischian Agreement”) with Ischian Holdings, Ltd. (“Ischian”), a British Virgin Islands company.  Pursuant to the Ischian Agreement, Ischian was able to purchase up to 28,333 shares of the Company’s common stock through November 2005 at a stated discount to the bid price of the Company’s common stock.  The shares purchased under the terms of the Ischian Agreement have a one-year restriction on resale within the United States.  A commission of 15 percent of the net proceeds from the sale of the Company’s common stock to Ischian, collectively, will be paid to two consultants.  During 2006, pursuant to an isolated verbal extension of the agreement, the Company issued to Ischian a total of 20,420 shares of common stock.  Of these shares,11,688 shares were issued for no additional consideration to reduce the average per share price paid by this investor pursuant to the agreement.  The remaining 8,732 shares were issued for cash consideration of $49,332.

In June 2006 Birchington purchased 5,850 shares for total proceeds of $17,550 in accordance with the downside protection provision of the April Birchington Agreement (see Note 3).  The Company reclassified $403,650 from investments derivative liability at the time of the share purchase.

From time to time, the Company issues its common shares and holds the shares in escrow on behalf of another party until consummation of certain transactions.  The following is a reconciliation of shares issued and outstanding as of December 31, 2006:

Issued Shares	93,819,289

Less shares held in escrow:
Shares held in escrow as downside price protection on the investment in Birchington (see Note 3)	(6,000)

Shares held as collateral for potential debt financing	(11,385,467)

Contingent shares held related to the Beck settlement for antidilution Purposes (see Note 10)	(9,248,807)
(20,640,274)

Outstanding shares (including shares committed)	73,179,015

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

NOTE 11 – STOCKHOLDERS' DEFICIT, continued

Class B Common Stock

The holders of the Company's Class B common stock are not entitled to dividends, nor are they entitled to participate in any proceeds in the event of a liquidation of the Company.  However, the holders are entitled to 600,000 votes for each share of Class B common stock held.

Common Shares Issued for Non Cash Consideration

The value assigned to shares issued for services were charged to operations in the period issued.

2006

On January 10, 2006, the Company issued 4,920 shares of its common stock to three consultants for services valued at $236,200.  On January 16, 2006, the Company issued 834 shares of its common stock to a consultant for services valued at $40,000.  On January 25, 2006, the Company issued 13,334 shares of its common stock to a consultant for services valued at $512,000.  On February 1, 2006, the Company issued 3,334 shares of its common stock to a consultant for services valued at $120,000.  On February 8, 2006, the Company issued 1,667 shares to one of its advisors in connection to the development of its products valued at $36,000.  On February 8, 2006, the Company issued 2,000 shares of its common stock to a consultant for services valued at $72,000.  On February 13, 2006, the Company issued 4,011 shares of its common stock to Mr. Stephen Beck in connection with his lawsuit valued at $173,244 (see Note 10).  On February 22, 2006, the Company issued 167 shares of its common stock for clerical services valued at $5,600.  On February 23, 2006, the Company issued 2,334 shares of its common stock to its attorney for services valued at $72,800.  On March 1, 2006, the Company issued 167 shares of its common stock to a consultant for services valued at $5,600.  On March 10, 2006, the Company issued 13,000 shares of its common stock in connection with its private offerings.  The shares were valued $343,200 and charged to consultant expense.  On March 23, 2006, the Company issued 6,667 shares of its common stock to a consultant for services rendered valued at $336,000.  On March 29, 2006, 533 shares that were originally issued were returned to the Company, as they were issued in error.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

NOTE 11 – STOCKHOLDERS' DEFICIT, continued

On April 28, 2006, the Company issued 167 shares to an attorney for services valued at $13,500.  On May 9, 2006, the Company issued 834 shares of its common stock to a consultant for services rendered in connection with development of its products valued at $50,000.  On May 11, 2006, the Company issued 333 shares of its common stock to a consultant for services rendered in connection with development of its products valued at $25,000.  On May 12, 2006, the Company issued 667 to three attorneys for various services rendered valued at $48,000.  On the same day, the Company issued 167 shares of its common stock to an outside accountant for services valued at $12,000.  On May 15, 2006, the Company issued 667 shares of its common stock to a consultant for services rendered in connection with development of its products valued at $40,000.  On June 5, 2006, Company issued 83 shares of its common stock to an outside accountant for services valued at $2,750.  On June 13, 2006, the Company issued 667 shares of its common stock to a consultant for services rendered in connection with development of its products valued at $20,000. On June 16, 2006, the Company issued 167 shares to an attorney for services valued at $4,500.  On June 23, 2006, the Company issued 667 shares of its common stock to a consultant for services rendered in connection with the development of its products valued at $20,000.  On June 26, 2006, the Company issued 1,667 shares to a consultant for services valued at $40,000.

On July 11, 2006, the Company issued 334 shares of its common stock to an attorney for services valued at $9,000.  On July 20, 2006, the Company issued 583 shares of its common stock to an attorney for services valued at $14,000.  On July 25, 2006, the Company issued 834 shares of its common stock to a consultant for services rendered in connection with the development of its technologies valued at $20,000.  On July 27, 2006, the Company issued 667 shares of its common stock to an attorney for services valued at $18,000.  On August 15, 2006, the Company issued 878 of its common stock to a consultant involved with the prior period’s Birchington transaction. The shares were valued at $21,060 and charged to consulting expense.  On August 18, 2006, the Company issued 4,444 shares of its common stock to a consultant for services for services rendered in connection with the development of its products valued at $106,667.  On August 15, 2006, the Company issued 1,000 shares of its common stock to a consultant for services rendered in connection with the development of its technologies valued at $21,000. On August 23, 2006, the Company issued 12,544 shares of common stock to three consultants in connection with the above purchased research and development transaction on August 15, 2006.  The shares were valued at $263,411 and charged to consulting expense.  On August 25, 2006, the Company issued 3,334 shares of its common stock to a consultant for services valued at $70,000.  On September 11, 2006, the Company issued 3,334 shares of its common stock to a consultant for services valued at $40,000.  On September 29, 2006, the Company issued 67 shares of its common stock to a consultant for services valued at $800. On September 29, 2006, the Company issued 3,334 shares of its common stock in consideration for

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

NOTE 11 – STOCKHOLDERS' DEFICIT, continued

the cancellation of royalty obligations on future sales.  The 3,334 shares were valued at $40,000 (see Note 10).

On October 11, 2006, the Company issued 600 shares of its common stock to a consultant for services rendered in connection with the public relations valued at $7,380. On October 18, 2006, the Company issued 3,334 shares of its common stock to a consultant for services rendered valued at $37,000. On October 18, 2006, the Company issued 67 shares of its common stock for accounting services valued at $740. On November 7, 2006, the Company issued 3,334 shares for services rendered in connection with the development of its technologies valued at $50,000. Also on November 7, 2006, the Company issued a total of 5,667 shares of its common stock to three attorneys for legal services valued at $78,200. On November 16, 2006, the Company issued 5,000 shares of its common stock for services rendered in connection with the development of its technologies valued at $37,500. On November 20, 2006, the Company issued 5,000 shares of its common stock for services rendered in connection with the development of its technologies valued at $37,500. On November 29, 2006, the Company issued 103,522 shares of its common stock for services rendered valued at $444,554. On November 29, 2006, the Company issued 10,000 shares of its common stock for services rendered valued at $60,000. On December 5, 2006, the Company issued 5,000 shares of its common stock for services rendered valued at $30,500.  On December 11, 2006, the Company issued 10,000 shares of its common stock for services rendered in connection with the development of its technologies valued at $51,000. On December 11, 2006, the Company issued 3,000 shares of its common stock for legal services valued at $15,300. On December 12, 2006, the Company issued 7,500 shares of its common stock for legal services valued at $40,500. On December 21, 2006, the Company issued 2,000 shares of its common stock for legal services valued at $10,000. On December 21, 2006, the Company issued 10,000 shares of its common stock for consulting services valued at $50,000. On December 22, 2006, the Company issued 10,000 shares of its common stock for legal services in connection with the preparation of the Company’s SB-2. The legal services were valued at $50,000. On December 27, 2006, the Company issued 34,641,311 shares of its common stock to various consultants valued at $1,668,000. On December 28, 2006, the Company issued 300,000 shares to a consultant for services rendered valued at $1,080,000.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

NOTE 11 – STOCKHOLDERS' DEFICIT, continued

On August 18, 2006, the Company entered into an acquisition agreement with UTEK Corporation (“UTEK”) for the purchase of Monitoring, pursuant to which the Company acquired 100% of the Monitoring’s outstanding common stock from UTEK in exchange for 125,436 shares of the Company’s common stock (see Note 1).  As part of the acquisition agreement the Company provided UTEK with anti-dilution provisions.  On the date of the acquisition, UTEK had a 17.4% ownership in the Company.  Per the terms of the agreement, the aggregate number of shares that UTEK had received will be adjusted proportionately by the Company for any increase in the number of outstanding shares of Class A common stock resulting from the issuance of any additional shares, options, warrants, or convertible debt by the Company to any of its current list of management and directors through August 17, 2007.  The exercise of options, warrants or convertible debt existing as of the date of the agreement are excluded from this anti-dilution provision.  During the year ended December 31, 2006, the Company issued a total of 6,255,070 shares of Class A common stock under the anti-dilution provision for UTEK.

Certain common shares issued above for services rendered were subject to a two-year lockup agreement and were valued at 80% of the market price of the Company’s common stock on the respective date of issuance, except for the large issuances in December 2006, which were valued using the market capitalization method (see Note 1).

2005

On February 7, 2005, the Company issued 1,333 shares for consulting services.  These shares are subject to a 30-month lock-up agreement and were valued at $555,000.  On March 11, 2005, the Company issued 253 shares for consulting services.  The shares are subject to a two-year lock-up agreement and were valued at $90,000.  On March 24, 2005, the Company issued 1,667 shares for consulting services.  The shares are subject to a two-year lockup and were valued at $580,000.

On April 4, 2005 the Company issued 17 shares for consulting services.  These shares are subject to a two-year lock-up agreement and were valued at $4,800.  On April 13, 2005 the Company issued 167 shares to an employee for compensation.  These shares are subject to a two-year lock-up agreement and were valued at $54,000.  On April 20, 2005, the Company issued 33 shares of its common stock to a shareholder pursuant to an agreement whereby all Company shares held by him are locked up for one year.  The Company valued these shares at $11,700.  On April 26, 2005, the Company issued 417 shares for research consulting services.  These shares are subject to a two-year lock-up agreement and were valued at $130,000.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

NOTE 11 – STOCKHOLDERS' DEFICIT, continued

On August 3, 2005, the Company issued 833 shares for prepaid consulting services valued at $525,000.  The value of the shares is being amortized to expense over the one-year term of the consulting agreement.  As of December 31, 2005, $306,250 is reflected as prepaid consulting in the accompanying consolidated balance sheet.  On September 26, 2005, the Company issued its corporate secretary 667 shares for services and issued 2,333 shares to two directors for services rendered in connection with the Company’s research and development efforts.  The 3,000 shares are subject to a two-year sales restriction and have been valued at $1,080,000.

On October 4, 2005, the Company issued 167 shares of its common stock to a consultant valued at $67,450. On October 27, 2005, the Company issued 1,367 shares of its common stock to a consultant for media services valued at $123,000. On October 28, 2005, the Company issued 287 shares of its common stock for legal services valued at $34,400. On December 15, 2005 the Company issued 167 shares of its common stock to a consultant valued at $67,450. On December 30, 2005, the Company issued 167 shares of its common stock for consulting services valued at $50,000.

NOTE 12 – RELATED PARTY TRANSACTIONS

For additional related party transactions, see Note 10.

During 2005, the Company issued 3,000 shares of its common stock to three directors as compensation for services. The Company valued the shares at the quoted market price at date of issuance less discounts due to limitations on the transferability of the shares. The aggregate value was $1,080,000.

During 2003, the Company issued 16,667 shares of its common stock to the Company’s president in consideration for a promissory note.  The value assigned to shares and the related promissory note was discounted for illiquidity and restrictions on resale amounting to $50,000.  The note bears interest at an annual rate of 8% and matured on September 26, 2006, when the $50,000 plus accrued interest became fully due.  Upon maturation of the note, the Company’s president returned 6,300 shares of common stock to the Company in exchange for a reduction in his subscription receivable (see Note 11).

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

NOTE 12 – RELATED PARTY TRANSACTIONS, continued

Interest of $2,992 and $3,989 was credited to operations during the years ended December 31, 2006 and 2005 respectively.

As of December 31, 2006, the Company was owed $2,533 from its President.  The loan is assessed interest at an annual rate of 10%.  Interest credited to operations relating to this loan during the years ended December 31, 2006 and 2005 amounted to $185 and $500, respectively.

On October 1, 2006 the Company entered into an employment agreement with the Company’s CEO, which provides certain terms and conditions with respect to the CEO’s employment.  The agreement is for a 3-year term, and the CEO will be paid an annual salary of $250,000, with one year of paid severance if he is terminated without good cause prior to the expiration of the employment term.

On November 21, 2006, the Company entered into a stock grant and general release agreement with the Company’s CEO, for the purpose of showing the Company’s appreciation for the CEO’s work over the past several years.  Under the agreement, the CEO was issued 30,000,000 shares of the Company’s Class A common stock, restricted in accordance with Rule 144, and subject to forfeiture back to the Company in accordance with the terms of the agreement, if he is not employed by the Company for 3 years from the date of the agreement.  Additionally under the terms of the agreement, the CEO has released the Company from any and all claims he may have against the Company for any monies owed to him as of the date of the agreement.  The value assigned to the shares issued to the CEO has been determined to be $1,428,000 based on the Company’s market capitalization method of valuation (see Note 1).  The value will be recorded to additional compensation expense over the term of the agreement, 36 months.  During the year ended December 31, 2006 the Company recorded $39,667 of compensation expense under the terms of the agreement, which is included in the accompanying statement of operations.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

NOTE 13 – STOCK-BASED COMPENSATION PLANS

Stock Options

The Company has the following stock option plans:  The 1998 Stock Plan (“the 1998 Plan”), the 2002 Stock Issuance/Stock Plan (“the 2002 Plan”), the 2003 Stock Option, SAR and Stock Bonus Consultant Plan (“the 2003 Plan”), the 2006 Non-Qualified Stock Grant and Option Plan (the “2006 Plan”), and the 2006/2007 Non-Qualified Stock Grant and Option Plan (the “2006/2007 Plan”).

In September 1998, the Company adopted the 1998 Plan and reserved 2,667 shares of its common stock for grant under the plan.  Eligible participants include employees, advisors, consultants and officers who provide services to the Company.  The option price is 100% of the fair market value of a share of common stock at either the date of grant or such other day as the as the Board may determine.  The plan expires upon the earlier of all reserved shares being granted or September 10, 2008.

In February 2002, the Company adopted the 2002 Plan and reserved 66,667 shares of its common stock for grant under the plan.  Eligible plan participants include employees, advisors, consultants and officers who provide services to the Company.  The option price is 100% of the fair market value of a share of common stock at either the date of grant or such other day as the Board may determine.  The plan expires upon the earlier of all reserved shares being awarded or December 31, 2007.

In September 2003, the Company adopted the 2003 Plan and reserved and 33,333 shares of its common stock for grant.  Eligible plan participants include independent consultants.  The option price shall be no less than 85% of the fair market value of a share of common stock at date of grant.  The plan expires upon the earlier of all reserved shares being granted or September 23, 2006.

In April 2006, the Company adopted the 2006 Plan and reserved 100,000 shares of its common stock for grant.  Eligible plan participants include independent consultants, and the Company may issue shares of stock or options may be granted at any price.   The plan expires upon the earlier of all reserved shares being granted or April 18, 2016.

In December 2006, the Company adopted the 2006/2007 Plan and reserved 3,000,000 shares of its common stock for grant.  Eligible plan participants include independent consultants, and the Company may issue the shares of the stock or option may be granted at any price.  The plan expires upon the earlier of all reserved shares being granted or December 1, 2016.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

NOTE 13 – STOCK-BASED COMPENSATION PLANS, continued

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

The Company did not grant any options under its stock option plans in 2006 or 2005 and no options were outstanding as of December 31, 2006.

Stock Warrants

As a condition to enter into the Debentures (see Note 8), Palisades required the Company to settle a legal obligation of $1,583,128 to two attorneys.  In 2003, the Company issued 73,333 shares of common stock and warrants to acquire up to 103,333 shares of common stock for $30 per share to eight investors in settlement of the obligation.  Neither the warrants nor the shares underlying the warrants have been registered with the SEC pursuant to the Securities Act of 1933, as amended, or with the securities commission of any state.  The warrants contain a provision limiting the exercise of the warrants to a number of shares that do not exceed an amount that would cause the holder of each such warrant to beneficially own 4.99% of the outstanding common stock of the Company.  The warrants may be exercised by paying the exercise price or they may be exercised on a cashless basis at the option of the warrant holder.  At December 31, 2005, all of these warrants have been exercised.

During the year ended December 31, 2006 the Company issued 35,000,000 warrants to Palisades as part of the Company’s modification of Palisades’ convertible debentures (see Note 8).  The Company has valued these warrants using a market capitalization method in accordance with its established accounting policy (see Note 1).  The value of these warrants on the date of grant was $1,668,000 and was included as a component of the Company’s derivative liability balance (see Note 8).  The warrants are exercisable at a price of the lesser of: (a) $0.001 per share; (b) 50% of the market price on the date of exercise.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

NOTE 13 – STOCK-BASED COMPENSATION PLANS, continued

A schedule of warrants outstanding as of December 31 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding, January 1, 2005	103,356	$30	6.0 years
Granted	13,333	327
Exercised	(103,340)	(30)
Cancelled/Expired	(16)	(150)

Outstanding, December 31 2005	13,333	327	5.0 years
Granted	35,000,000	0.001
Exercised	-	-
Cancelled/Expired	-	-

Outstanding, December 31, 2006	35,013,333	$0.14	7.0 years
	================	================

NOTE 14 – SUBSEQUENT EVENTS

On January 26, 2007, the Company entered into an agreement and plan of acquisition with UTEK, pursuant to which the Company acquired 100% of Stress Analysis Technologies, Inc. (“SATI”) outstanding common stock from UTEK in exchange for a total 55,000 shares of the Company’s newly created Class E convertible preferred stock.  Pursuant to a license agreement, SATI owns the exclusive, worldwide licensing rights to certain patented inventions.  At the time of the acquisition, SATI’s assets included $100,000 in cash and the licensing rights contained in the license agreements.  Based on the original issue price of the Company’s Class E convertible preferred stock (see below), the Company will record the acquisition of cash, totaling $100,000, and in process research and development of $972,000 in the first quarter of fiscal 2007.

On January 16, 2007, the Company entered into a letter of amendment with Hyde Investments, Ltd, a convertible note holder.  Per the terms of the amendment, the Company agrees to increase the balance of the convertible note by $500,000 in exchange for a return of 1,000,000 shares of the Company’s Class A common stock, valued at $2,250,000 (based on the underlying stock price on the date of the transaction). The shares will be returned to the Company in five monthly installments of 200,000 each, as instructed by the Company.  Related to this transaction the Company will record a gain on the return of shares in the amount of $1,750,000 during the first quarter of fiscal 2007.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006 and 2005

NOTE 14 – SUBSEQUENT EVENTS, continued

On January 26, 2007, the Company amended its certificate of incorporation by filing a certificate of designation of rights, preferences, privilege and restrictions of the Company’s new created Class E convertible preferred stock.  The Company has authorized 60,000 shares, each with an original issue price of $19.50 per share.  The Class E convertible preferred stock pays a 5% dividend, which may be accrued, is convertible into the Company’s Class A common stock at the average closing bid price of the ten days prior to the date of conversion, has no liquidation preference, and has ten votes per share.

In 2007, the Company issued 5,500,000 shares of its Class A common stock to Palisades upon the conversion of $550,000 of its debenture.

In April 2007, the Company received proceeds of $200,000 under an unsecured note payable agreement with an unrelated third party.  The note bears interest at 8% per annum and matures in April 2009.

On March 16, 2007, the Company completed a private placement of 2,500,000 shares of its Class A common stock and warrants to purchase 2,500,000 shares of its Class A common stock to two investors.  The securities were sold as a unit at a price of $0.40 per unit with the investors purchasing an aggregate of 2,500,000 units for aggregate proceeds of $1,000,000.  Each unit consisted of 1 share of Class A common stock and 1 warrant to purchase 1 share of Class A common stock at an exercise price of $0.60 per share.  The warrants are exercisable immediately and are exercisable for a period of 3 years.  The Company paid a placement agent and finders fee of $230,000 and issued 368,334 warrants to purchase shares of Class A common stock at $0.60 to Continental Advisors, S.A. who acted as the placement agent.  In connection with this transaction, the Company issued an additional 1,750,000 warrants to purchase Class A common stock at $0.60 to the investor and a finder.