Form 10QSB
period 2007-03-31
MATERIAL TECHNOLOGIES INC /CA/
filed 2007-05-21
CIK 1036668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                1934

For the quarterly period ended March 31, 2007

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

Applicable only to corporate issuers

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of May 15, 2007, there were 135,143,715 shares issued, and 106,226,052 shares outstanding, of our Series A common stock.  As of May 15, 2007, there were 600,000 shares of Series B common stock issued and outstanding.

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

ITEM 1.       Financial Statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

MARCH 31,
2007

(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$893,176
Investments in marketable securities held for trading	41,646
Accounts receivable	33,144
Prepaid expenses and other current assets	8,376

Total current assets	976,342

Property and equipment, net	4,666
Intangible assets, net	3,647
Deposit	2,348

$987,003
============

Continued . . .

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

March 31,
2007

(Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$393,868
Current portion of research and development sponsorship payable	25,000
Notes payable	91,232

Total current liabilities	510,100

Accrued legal settlement	1,050,000
Research and development sponsorship payable, net of current portion	757,859
Notes payable, long-term	201,140
Convertible debentures and accrued interest payable, net of discount
of $2,148,648	554,032
Derivative and warrant liabilities	1,756,979

Total liabilities	4,830,110

Minority interest in consolidated subsidiary	825

Commitments and contingencies

Stockholders' deficit:
Class A preferred stock, $0.001 par value, liquidation preference of $720 per share; 350,000 shares authorized; 337 shares issued
and outstanding	-
Class B preferred stock, $0.001 par value, liquidation preference of
$10,000 per share; 15 shares authorized; none issued and
outstanding	-
Class C preferred stock, $0.001 par value, liquidation preference of
$0.001 per share; 25,000,000 shares authorized; 1,517 shares issued
and outstanding	1
Class D preferred stock, $0.001 par value, liquidation preference of
$0.001 per share; 20,000,000 shares authorized; 0 shares issued
and outstanding	-
Class E preferred stock, $0.001 par value, no liquidation
preference; 60,000 shares authorized; 55,000 shares issued and
outstanding	55
Class A Common Stock, $0.001 par value, 600,000,000 shares
authorized; 113,200,276 shares issued; 84,282,613 shares outstanding	84,283
Class B Common Stock, $0.001 par value, 600,000 shares authorized,
issued and outstanding	600
Warrants subscribed	10,000
Additional paid-in-capital	73,307,499
Deficit accumulated during the development stage	(77,222,104)
Treasury stock (9,467 shares at cost)	(24,266)

Total stockholders' deficit	(3,843,932)

$987,003
============

See accompanying notes to the consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			From October 21, 1983
	For the Three Months Ended		(Inception)
	March 31,		through
	2007	2006	March 31, 2007

	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Research and development	$-	$28,846	$5,392,085
Revenue from bridge testing	43,967	-	160,674
Other	-	-	274,125

Total revenues	43,967	28,846	5,826,884

Costs and expenses:
Research and development	1,080,501	185,152	19,381,676
General and administrative	3,598,427	2,523,819	35,450,229

Total costs and expenses	4,678,928	2,708,971	54,831,905

Loss from operations	(4,634,961)	(2,680,125)	(49,005,021)

Other income (expense):
Gain on modification of convertible debt	-	-	586,245
Modification of research and development sponsorship agreement	-	-	(7,738,400)
Loss on subcription receivable	-	-	(1,368,555)
Interest expense	(978,235)	(149,938)	(10,333,214)
Other-than-temporary impairment of marketable
securities available for sale	-	-	(9,785,947)
Net unrealized and realized loss of marketable securities	(8)	(23)	(5,411,673)
Change in fair value of investments derivative liability	-	(76,911)	(403,650)
Change in fair value of derivative and warrant liabilities	747,504	(930,369)	7,136,776
Interest income	3,372	3,891	409,571
Loss on settlement of lawsuits	-	-	(1,267,244)
Other	-	-	(25,992)

Other expense, net	(227,367)	(1,153,350)	(28,202,083)

Loss before provision for income taxes	(4,862,328)	(3,833,475)	(77,207,104)

Provision for income taxes	(800)	(800)	(15,000)

Net loss	$(4,863,128)	$(3,834,275)	$(77,222,104)
	============	============	==============

Per share data:
Basic and diluted net loss per share	$(0.06)	$(7.45)
	============	============
Weighted average Class A common shares
outstanding - basic and diluted	79,013,719	514,643
	============	============

See accompanying notes to the consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

			From October 21, 1983
	For the Three Months Ended		(Inception)
	March 31,		through
	2007	2006	March 31, 2007

	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(4,863,128)	$(3,834,275)	$(77,222,104)

Other comprehensive loss:
Temporary increase (decrease) in market
value of securities available for sale	-	12,242	-
Reclassification to other-than-temporary
impairment of marketable securities
available for sale	-	-	-

	-	12,242	-

Net comprehensive loss	$(4,863,128)	$(3,822,033)	$(77,222,104)
	===========	===========	==============

See accompanying notes to the consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From October 21, 1983
	For the Three Months Ended		(Inception)
	March 31,		through
	2007	2006	March 31, 2007

	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(4,863,128)	$(3,834,275)	$(77,222,104)
Adjustments to reconcile net loss to net cash used in
in operating activities:
Gain on modification of convertible debt	-	-	(586,245)
Write off of in process research and development	875,000	-	3,009,153
Loss on write off of subscription receivables	-	-	1,368,555
Issuance of common stock for services	3,328,278	1,952,645	34,520,664
Issuance of common stock for modification of
research and development sponsorship agreement	-	-	7,738,400
Change in fair value of derivative and warrant liabilities	(747,504)	1,007,280	(7,136,776)
Net realized and unrealized loss on marketable securities	-	24	5,411,665
Other-than-temporary impairment of marketable
securities available for sale	-	-	9,785,947
Legal fees incurred for note payable	-	-	1,456,142
Accrued interest expense added to principal	78,122	44,554	1,244,236
Amortization of discount on convertible debentures	899,130	104,298	8,964,194
Change in fair value of investments derivative liability	-	-	403,650
Accrued interest income added to principal	(1,029)	(1,116)	(304,850)
Depreciation and amortization	974	2,163	221,177
Other non-cash adjustments	-	-	(114,730)
(Increase) decrease in trade receivables	83,563	70,825	(83,472)
(Increase) decrease in prepaid expenses and other
current assets	-	306,197	233,348
Increase in deposits	-	-	(2,348)
(Decrease) increase in accounts payable and accrued
expenses	(33,796)	19,448	2,544,758

Net cash used in operating activities	(380,390)	(327,957)	(8,548,636)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	95,007	174,988	3,416,309
Purchase of marketable securities	(1,517)	(2,563)	(1,905,858)
Payment received on officer loans	-	-	876,255
Funds advanced to officers	-	-	(549,379)
Purchase of property and equipment	-	-	(272,573)
Investment in joint ventures	-	-	(102,069)
Proceeds from foreclosure	-	-	44,450
Proceeds from the sale of property and equipment	-	-	19,250
Payment for license agreement	-	-	(6,250)

Net cash provided by investing activities	93,490	172,425	1,520,135

Continued . . .

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From October 21, 1983
	For the Three Months Ended		(Inception)
	March 31,		through
	2007	2006	March 31, 2007

	(Unaudited)	(Unaudited)	(Unaudited)

Cash flow from financing activities:
Proceeds from the sale of common stock and warrants	$761,365	$164,505	$5,640,687
Proceeds from convertible debentures and other
notes payable	200,000	-	2,047,766
Proceeds from the sale of preferred stock	100,000	-	573,005
Costs incurred in offerings	-	-	(487,341)
Capital contributions	-	-	301,068
Purchase of treasury stock	(10,585)	(8,623)	(98,508)
Principal reduction on notes payable		(25,000)	(50,000)
Payment on proposed reorganization	-	-	(5,000)

Net cash provided by financing activities	1,050,780	130,882	7,921,677

Net change in cash and cash equivalents	763,880	(24,650)	893,176

Cash and cash equivalents, beginning of period	129,296	47,345	-

Cash and cash equivalents, end of period	$893,176	$22,695	$893,176
	===========	===========	==============

Supplemental disclosure of cash flow information:
Interest paid during the period	$1,017	$1,085
	===========	===========
Income taxes paid during the period	$800	$800
	===========	===========

Supplemental disclosures of non-cash investing and financing activities:

2007

During the quarter, the Company issued 2,838,598 shares of its Class A common stock for consulting services valued at $3,328,278

Duirng 2007, the Company received $1,000,000 in consideration of issuing 2,500,000 units.
Each unit consists of one share of the Company's Class A common stock and a warrant to purchase one share of the Company's common stock at a price of $.60 per share. In connection with private offering the Company paid $238,635 in fees and issued 15,000 shares and warrants to purchase 2,118,334 shares of the Company's common stock at a price of $.60 per share.

During 2007, the Company issued 50,000 shares its Class E Series convertible preferred stock in exchange for $100,000 in cash and $875,000 in process research and development cost . In addition.
the Company issued an additional 5,000 shares for fees in connection with the transaction.

During the quarter, the Company issued 10,800,000 shares in escrow pursuant to an agreement it has with its Convertible debenture holders. During 2007, 5,800,000 shares of Class A common stock were issued to certain debenture holders in exchange for cancellation of $580,000 of indebtedness. In additon, for the redemption of 1,000,000 shares by certain debenture holders, the amount due on the debentures was increased by $600,000.

During the quarter, the Company received 50,000 shares of prior issued common stock which were subsequently cancelled.

2006

During the quarter, the Company issued 15,729,084 shares of its Class A common stock for consulting services valued at $1,952,644.

The Company issued 1,420,000 shares of its Class A common stock through the conversion of 1,420,000 shares of Class D preferred stock.

During the quarter, the Company issued 4,000,000 shares in exchange for promissory notes with face values totaling $200,000. The notes bear interest at 6% per annum and are due in one year.

See accompanying notes to the consolidated financial statements for additional non-cash investing and financing activities.

See accompanying notes to the consolidated financial statements.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2007 and 2006

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Material Technologies, Inc. (the “Company”) was organized on October 21, 1983, under the laws of the state of Delaware.

The Company is in the development stage, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7,  Accounting and Reporting by Development Stage Enterprises, with its principal activity being research and development in the area of metal fatigue technology with the intent of future commercial application.

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

On March 13, 2003, the Company formed Matech Aerospace, Inc., a Nevada corporation (“Aerospace”).  Aerospace was formed as a wholly owned subsidiary of the Company to advertise, market and sell all manufacturing and marketing rights to the Company’s products and technologies in all commercial markets within the United States.  During 2003, Aerospace sold shares of its common stock to investors.  As of March 31,2007, the Company holds a 99% interest in Aerospace.  At the present time there is no activity in Aerospace and the Company does not anticipate nor reasonably foresee any business activity in Aerospace in the near future.

On August 18, 2006, the Company acquired 100% of the issued and outstanding stock of Materials Monitoring Technologies, Inc., (“Monitoring”) which was organized in the State of Florida on August 1, 2006.  On the acquisition date, Monitoring had $500,000 in cash, a license to utilize patented technology relating to the structural health monitoring of bridges and railroads, and has an agreement with a consultant to provide services associated with the development, application, and testing of the licensed technology through August 2007 (See Note 4).  As Monitoring had no customers, expenses, or operations, the acquisition of Monitoring was treated as an acquisition of assets of $500,000 in cash and $2,134,153 of in process research and development for 125,436 shares of common stock.  The $2,134,153 of in process research and development costs were immediately expensed in 2006 as part of research and development expenses.

On January 26, 2007, the Company acquired 100% of the issued and outstanding stock of Stress Analysis Technologies, Inc. (“SATI”), which was organized in the State of Florida on October

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2007 and 2006

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION, continued

19, 2006.  In consideration for the SATI shares received, the Company issued 50,000 shares of its Class E convertible preferred stock which has a original value of $975,000 (See Note 8). On the acquisition date, SATI had $100,000 in cash and a license to utilize patented technology relating to the structural monitoring of bridges.  Under the terms of the license, royalties and fees are due on revenue generated through the utilization of the licensed technology. The license expires on January 23, 2023. As SATI had no customers, expenses, or operations, the acquisition of SATI was treated as an acquisition of assets of $100,000 in cash and $875,000 of in-process research and development costs.  The $875,000 of in-process research and development costs were immediately expensed in 2007 as part of research and development expenses.

Unless otherwise noted, common stock refers to the Company’s Class A common stock.

Effective on November 8, 2006, the Company declared a 1-for-300 reverse split of the Company’s Class A common stock.  All share amounts and per share amounts have been adjusted throughout the financial statements for this reverse stock split.

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These interim consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended December 31, 2006.

Going Concern

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2007 and 2006

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION, continued

sustained operating losses since its inception (October 21, 1983).  In addition, the Company has used substantial amounts of working capital in its operations.  Further, at March 31, 2007, the deficit accumulated during the development stage amounted to approximately $77,000,000.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the Company’s ability to meet its financing requirements and the success of its future operations.  During 2007, the Company received approximately $761,000 (net of offering costs) through the issuance of 2,500,000 shares of its common stock and received $100,000 through the acquisition of Stress Analysis Technologies, Inc.  The Company plans to continue raising funds through the sale of its common stock through private offerings which management expects to continue in 2007. The Company has commenced to market its current technologies while continuing to develop new methods and applications.

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

For The Three Months Ended March 31, 2007 and 2006

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

For The Three Months Ended March 31, 2007 and 2006

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

The allowance for doubtful accounts is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  As of March 31, 2007, management believes all accounts receivable are collectible.  Accordingly, no allowance for doubtful accounts is included in the accompanying consolidated balance sheet.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of March 31, 2007, the Company does not believe there has been any impairment of its long-lived assets.

Intangible Assets

Intangible assets consist of patents, license agreements and website design costs and are recorded at cost.  Patents and license agreements are amortized over 17 years and website design costs are amortized over 5 years.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the carrying values of intangible assets are evaluated for impairment annually or whenever events or changes in circumstances indicate that the historical cost carrying value may no longer be appropriate.  As of March 31, 2007, the Company does not believe there has been any impairment of its intangible assets.

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

For The Three Months Ended March 31, 2007 and 2006

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

Derivative Financial Instruments

In the case of non-conventional convertible debt, the Company bifurcates its embedded derivative instruments and records them under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.  The Company’s derivative financial instruments consist of embedded derivatives related to the non-conventional notes (“Notes”) entered into with Golden Gate Investors (“GGI”) and Palisades Capital, LLC or its registered assigns (“Palisades”) (see Note 6).  These embedded derivatives include the conversion features, liquidated damages related to registration rights, warrants issued and default provisions.  The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.  Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge.  If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the year ended December 31, 2006, the Company modified its convertible debt agreements with Palisades.  Prior to the modification of that agreement, the Company recorded a decrease to the fair value of the derivatives and related warrants of $4,866,072 related to both the GGI and Palisades convertible notes.  On the date of the Palisades debt modification, the Company removed the related derivative liability associated with the old convertible debt arrangement with Palisades in the amount of $1,644,433 as part of recording a gain on the modification of convertible notes, which has been included in other income in the accompanying consolidated statement of operations for the year ended December 31, 2006. Additionally in conjunction with the Palisades debt modification, the Company recorded a new derivative liability totaling $2,856,000 for the conversion feature of the new notes and the 35,000,000 warrants that were issued as part of the modification.  During the quarter ended March 31, 2007, the Company recorded a decrease to the fair value of the derivatives and related warrants of $147,504.

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Net Loss per Share

The Company adopted the provisions of SFAS No. 128, Earnings Per Share (“EPS”).  SFAS No. 128 provides for the calculation of basic and diluted earnings per share.   Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the three months ended March 31, 2007 and 2006, basic and diluted loss per share are the same.  Since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included.  If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 145,066,959 and 658,157, for the three months ended March 31, 2007 and 2006, respectively.  Such amounts include shares potentially issuable pursuant to shares held in escrow (see Note 8), convertible debentures (see Note 6), and outstanding options and warrants (see Note 8).

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2007 and 2006

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

Beginning in 2006, the Company values issuances of large blocks of stock and stock rights (representing more than 20% of the then fully diluted shares of the Company’s common stock) using a market capitalization method.  Under this method, the value of the issuance is based on the value of the Company’s pre-issuance market capitalization multiplied by the percentage of the Company’s common stock issued on a fully diluted basis.

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock-Based Compensation

Effective January 1, 2006, on the first day of the Company’s fiscal year 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective transition method.  Under this transition method, compensation cost recognized in 2006 and 2007 includes (a) compensation cost for all share-based payments granted and not yet vested prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

As of  March 31, 2007, the Company had no options outstanding.

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the three months ended March 31, 2007, the Company’s revenues were generated from two customers. During the three months ended March 31, 2006, the Company’s revenues were generated from one customer.

NOTE 3 – INVESTMENTS

Birchington

In 2005, the Company entered into two agreements (the “Birchington Agreements”) with Birchington Investments Limited (“Birchington”), a corporation organized under the laws of the British Virgin Islands, whereby the Company received 17,913,000 share of Birchington.  The Company reviewed the recorded value of the Birchington shares for impairment as of December 31, 2006 pursuant to EITF 03-1, and determined that the Company’s investment in Birchington had no value. During the three months ended March 31, 2007, there has been no change to the status of this investment.

Mutual Fund

As of March 31, 2007, the Company’s investment in an open-end mutual fund approximated its cost of $41,646.  The Company considers its investment in this account as being held for trading.  During 2007, the Company sold $95,007 of this investment with no gain or loss.

Investments as of March 31, 2007 are as follows:

	Adjusted Cost	Unrealized Loss	Fair Value
Marketable trading securities	$ 41,646	-	$ 41,646
Non-marketable securities – Birchington	$ -	-	$ -

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2007 and 2006

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

For The Three Months Ended March 31, 2007 and 2006

NOTE 4 – LICENSE AGREEMENTS, continued

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

Interest expense charged to operations for the three months ended March 31, 2007 and 2006 amounted to $10,147 and $10,705, respectively.  The balance of the obligation (including accrued interest) at March 31, 2007 was $782,859 and is reflected in research and development sponsorship payable in the accompanying consolidated balance sheet.  The current portion represents the minimum annual payment under the Workout Agreement, while the remaining balance is reflected as non-current as the Company does not expect to be required to make additional payments during the next twelve months.

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

For The Three Months Ended March 31, 2007 and 2006

NOTE 4 – LICENSE AGREEMENTS, continued

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

ISIS Innovation Limited (“ISIS”)

In the 2007 acquisition of SATI, the Company acquired a license to develop and market the patented process known as “X-Ray diffraction method.” Under the terms of the exclusive license with ISIS, the licensor was granted back the right to utilize the process on a perpetual, royalty-free basis. The licensee is responsible for all costs associated with maintaining and protecting the patent. In the case of sub-licensees, the Company must pay ISIS 25% of any income, revenue, or other financial consideration received on any sublicense including but not limited to, advance payments, license issue fees, license maintenance fees, and option fees. In addition, a 2.5% royalty on net sales is due with minimum royalties as follows:

Year beginning

   January 29, 2010                                                                $21,000
   January 29, 2011                                                                $31,000
   January 29, 2012                                                                $41,000

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2007 and 2006

NOTE 5 – NOTES PAYABLE

On May 27, 1994, the Company borrowed $25,000 from a shareholder.  The loan is evidenced by a promissory note bearing interest at 6.5 percent.  The note is secured by the Company’s patents and matured on May 31, 2002.  The loan has not been paid and is now in default.  As additional consideration for the loan, the Company granted to the shareholder a 1% royalty interest in the Fatigue Fuse and a 0.5% royalty interest in EFS (see Note 7).  The balance due on this loan as of March 31, 2007 was $55,545.  Interest charged to operations for the three months ended March 31, 2007 and 2006 amounted to $406 and $406, respectively.

In October 1996, the Company borrowed $25,000 from an unrelated third party.  The loan bears interest at an annual rate of 11% and matured on October 15, 2000.  The Company issued warrants to the lender for the purchase of 1 share of the Company’s common stock at a price of $300 per share.  The loan balance as of March 31, 2007 was $25,687.  Interest charged to operations for the three months ended March 31, 2007 and 2006 $687 and $687, respectively.  The Company did not pay any principal amounts due on this note when it matured on October 15, 2000 and the note is in default.

On April 28, 2003, the Company borrowed $10,000 from an unrelated third party.  The loan is unsecured, non-interest bearing and due on demand.

On March 5, 2007, the Company borrowed $200,000 from a shareholder. The loan is evidenced by an unsecured promissory note which is assessed interest at an annual rate of 8%. The note matures on March 5, 2009 when the principal and accrued interest become fully due and payable. The balance of the loan including accrued interest at March 31, 2007 is $201,140.

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

For The Three Months Ended March 31, 2007 and 2006

NOTE 6 – CONVERTIBLE DEBENTURES, continued

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

For The Three Months Ended March 31, 2007 and 2006

NOTE 6 – CONVERTIBLE DEBENTURES, continued

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

The Debentures bear interest at an annual rate of 10%, are secured by substantially all assets of the Company and were scheduled to mature on December 31, 2006, when all principal and accrued interest was payable.

On October 27, 2006, the Company entered into a series of agreements with Palisades, whereby the Company extended the due date on over $2,100,000 (including accrued interest) in debentures for two years from December 31, 2006 to December 31, 2008.  Pursuant to the terms of a settlement agreement and general release, the Company agreed to:

  Release each of the debenture holders from all liability arising prior to October 27, 2006;
  Effectuate a 1-for-300 reverse stock split of the Company’s Class A common stock;
  Issue warrants to purchase an aggregate of 35,000,000 post-split shares of the Company’s Class A common stock at an exercise price of $0.001 per share;
  Issue up to 30,000,000 post-split shares of the Company’s Class A common stock to the Company’s CEO, as consideration for the receipt of a general release from him and execution of a new employment agreement (Note 9);
  Issue up to 40,000,000 post-split shares of the Company’s Class A common stock to certain third parties designated by the Company’s CEO; and
  Execute an amendment to each of the outstanding Debentures held by the Debenture holders to:
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

For The Three Months Ended March 31, 2007 and 2006

NOTE 6 – CONVERTIBLE DEBENTURES, continued
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

During the three months ended March 31, 2007, $580,000 of indebtedness was cancelled in exchange for the issuance of 5,800,000 shares of the Company’s common stock. Related to this conversion, the Company wrote off $580,000 of the debt discount to interest expense during the three months ended March 31, 2007.

In addition, the indebtedness was increased by $600,000 in exchange for the return of 1,000,000 shares held by the Debenture holders.. In this transaction, the Company recorded a $600,000 increase to the debenture and corresponding reduction to additional paid in capital, as well as a new derivative liability totaling $600,000 for the conversion feature of added principal and also increased the debt discount by the same amount.

The balance of the Debenture, including accrued interest, at March 31, 2007 was $486,618 (net of

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2007 and 2006

NOTE 6 – CONVERTIBLE DEBENTURES, continued

unamortized discount of $2,125,315).  Interest charged to operations on the face amount of the debentures was $65,554 and $33,299 for the three months ended March 31, 2007 and 2006.  Amortization expense of the discount charged to operations as interest expense during the three months ended March 31, 2007 and 2006 amounted to $895,797 and $99,855, respectively.

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

For The Three Months Ended March 31, 2007 and 2006

NOTE 6 – CONVERTIBLE DEBENTURES, continued

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

For The Three Months Ended March 31, 2007 and 2006

NOTE 6 – CONVERTIBLE DEBENTURES, continued

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

The initial fair value assigned to the embedded derivatives and warrants was $5,957,188.  The Company recorded the first $40,000 of fair value of the derivatives and warrants to debt discount (equal to the total proceeds received as of December 31, 2005), which will be amortized to interest expense over the term of the Notes.  Amortization expense charged to operations during the three months ended March 31, 2007 and 2005 was $3,333 and $4,444.  The remaining balance of $5,917,188 was recorded as interest expense for the year ended December 31, 2005.

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2007 and 2006

NOTE 6 – CONVERTIBLE DEBENTURES, continued

       the number of shares into which the Notes maybe converted is equal to the dollar amount of the Notes being converted divided by the conversion formula;

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2007 and 2006

NOTE 6 – CONVERTIBLE DEBENTURES, continued

The balance of the Debenture, including accrued interest, at March 31, 2007 was $67,414 (net of unamortized discount of $23,333).  Interest expense on the Debentures for the three months ended March 31, 2007 and 2006, excluding amortization of the discount, was $186 and $144, respectively. Amortization of the discount for the three months ended March 31, 2007 and 2006 which was charged to operations as interest expense amounted to $3,333 and $4,444, respectively,

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2007 and 2006

NOTE 7 – COMMITMENTS AND CONTINGENCIES, continued

the Company issuing 2 shares of its common stock to Variety, Variety reduced its royalty interest to 5%.

As discussed in Note 4, the Company granted a 1% royalty interest in the Company's Fatigue Fuse and a 0.5% royalty interest in EFS to a shareholder as partial consideration on a $25,000 loan made by the shareholder to the Company.

A summary of royalty interests that the Company has granted and are outstanding as of March 31, 2007 follows:

	Fatigue Fuse	EFS	Server Array System	X-Ray Diffraction Method

Tensiodyne 1985-1 R&D Partnership	10.00% *	-	-	-
Variety Investments, Ltd.	5.00%	-	-	-
University of Pennsylvania (see Note 4)
Net sales of licensed products	-	7.00%	-	-
Net sales of services	-	2.50%	-	-
NCAT (see Note 4)
Net sales of licensed products	-	-	3.50%	-
Sublicensing income	-	-	25.00%	-
ISIS (see Note 4)
Net sales of licensed products	-	-	-	2.5%
Sublicensing income	-	-	-	25.00%
Shareholder	1.00%	0.50%	-	-

*     Royalties limited to specific rates of return as discussed above.

As of March 31, 2007, the Company owes no royalties under any agreements, as sales of the products have not yet begun.

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2007 and 2006

NOTE 7 – COMMITMENTS AND CONTINGENCIES, continued

In December 2006, the Company entered into a settlement agreement and release agreement, as well as irrevocable escrow instructions, to settle the lawsuit filed on March 8, 2006.  As consideration under the settlement, the Company issued 5,000,000 shares of its common stock to Mr. Beck, with the shares to be held by an escrow agent and distributed to Mr. Beck monthly with a trading limit equal to 8% of the previous month’s trading volume of the Company’s common stock, until Mr. Beck has received a total of $800,000.  As the Company has guaranteed this debt to Mr. Beck in the amount of $800,000, the Company has recorded a liability as of March 31, 2007 for this amount.  As Mr. Beck receives proceeds from the sale of his shares in to the market, the Company will reduce its guarantee by that amount.  Additionally during 2006, Mr. Beck was paid $44,000 in cash as part of the settlement.  Furthermore Mr. Beck will have anti-dilution rights on those shares to maintain his percentage ownership for an agreed-upon period of 21 months.  The Company issued another 5,000,000 shares to Mr. Beck to be held in escrow until the conditions are met with respect to the anti-dilution shares.  On December 27, 2006, the Company issued 751,193 shares pursuant to the anti-dilution provision in the Beck settlement arrangement.   On April 6, 2007, the Company issued Mr. Beck an additional 1,443,439 shares pursuant to the anti-dilution agreement. As of March 31, 2007, the Company’s liability of to Mr. Beck still remains at $800,000 as Mr. Beck has not received any proceeds from the sale of stock issued to him under the terms of the agreement (see Note 11).

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2007 and 2006

NOTE 7 – COMMITMENTS AND CONTINGENCIES, continued

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

For The Three Months Ended March 31, 2007 and 2006

NOTE 8 – STOCKHOLDERS' EQUITY, continued

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

Class C Preferred Stock

Each shareholder of Class C preferred stock is entitled to receive a cumulative dividend of 8% per annum for a period of two years.  Dividends do not accrue or are payable except out of earnings before interest, taxes, depreciation and amortization.  At March 31, 2007, no dividends are payable to Class C preferred shareholders.  Holders of the Class C preferred stock are junior to holders of the Company’s Class A and B preferred stock, but hold a higher position than common shareholders in terms of liquidation rights.  Holders of Class C preferred stock have no voting rights.  Holders of Class C preferred stock have the right to convert their shares to common stock on a 300-to-1 basis.

The Company requires an approval of at least two-thirds of the holders of Class C preferred shareholders to alter or change their rights or privileges by way of a reverse stock split, reclassification, merger, consolidation or otherwise, so as to adversely affect the manner by which the shares of Class C preferred stock are converted into common shares.

Class D Preferred Stock

Holders of Class D preferred stock have a $0.001 liquidation preference, no voting rights and are junior to holders of all classes of preferred stock but senior to common shareholders in terms of liquidation rights.  Class D preferred stockholders are entitled to dividends as declared by the Company’s Board of Directors, which have not been declared as of March 31, 2007.  Holders of Class D preferred stock have the right to convert their shares to common stock on a 300-to-1 basis. As of March 31, 2007, there were no Class D Preferred shares outstanding.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2007 and 2006

NOTE 8 – STOCKHOLDERS' EQUITY, continued

Class E Preferred Stock

On January 26, 2007, the Company amended its certificate of incorporation by filing a certificate of designation of rights, preferences, privilege and restrictions of the Company’s newly created Class E preferred stock.  The Company authorized 60,000 shares of Class E preferred stock, each with an original issue price of $19.50 per share.  In each calendar quarter, the holders of the then outstanding Class E Convertible preferred stock shall be entitled to receive non-cumulative dividends in an amount equal to 5% of the original purchase price per annum. All dividends may be accrued by the Company until converted into common shares. After one year from the issuance date, the holders of Class E preferred stock have the right to convert the preferred shares held into shares of the Company’s common stock at the average closing bid price of the ten days prior to the date of conversion. The Class E preferred stock has no liquidation preference, and its shareholders are entitled to ten votes per share.

In connection with the acquisition of SATI, the Company issued 50,000 shares of Class E preferred stock which were valued at $19.50 per share. The Company also issued an additional 5,000 shares to a consultant in connection with the SATI acquisition.

Class A Common Stock

The holders of the Company's Class A common stock are entitled to one vote per share of common stock held.

During the three months ended March 31, 2007, the Company issued 2,500,000 units through a private offering at a price of $0.40 per unit.  Each unit consists of one share of the Company’s common stock and a warrant to purchase one share of the Company common stock at a price of $0.60 per share. The warrants expire in 2010.  In connection with the offering, the Company paid $238,065 and issued 15,000 shares and warrants to consultants to purchase 2,118,334 the Company’s common stock at a price of $0.60 per share which expire in 2010.

During the three months ended March 31, 2007, the Company issued 5,800,000 shares of its common stock in exchange for the cancellation of $580,000 in convertible debt.

During the three months ended March 31, 2007, Palisades returned 1,000,000 shares of its common stock to the Company in exchange for an increase to the related convertible Debenture of $600,000 (see Note 6).  These shares were then reissued to third parties for consulting services valued at $2,800,000 (based on the fair value of the Company’s stock on the date of grant).

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2007 and 2006

NOTE 8 – STOCKHOLDERS' EQUITY, continued

From time to time, the Company issues its common shares and holds the shares in escrow on behalf of another party until consummation of certain transactions.  The following is a reconciliation of shares issued and outstanding as of March 31, 2007:

            Issued shares                                                                                                113,200,276

            Less shares held in escrow:
                  Shares issued to the Company and held in escrow                                      (3,277,389)
                  Shares held in escrow pursuant to agreement witht Debenture
                     Holders (see Note 6)                                                                              (8,000,000)
                  Shares held as collateral for potential debt financing                                    (8,385,467)
                  Contingent shares held related to the Beck settlement
                     for antidilution purposes (see Note 7)                                                     (9,248,807)
            Other                                                                                                                    (6,000)
                                                                                                                                (28,917,663)

Outstanding shares (including shares committed)                                                         84,282,613
                                                                                                                                 ========

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2007 and 2006

NOTE 8 – STOCKHOLDERS' DEFICIT, continued

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

2007

On January 1 2007, the Company issued 606,298 shares of its common stock to various consultants for services valued at 28,952. On January 9, 2007, the Company issued 20,000 shares of its common stock for services rendered in connection with its bridge testing which were valued at $46,000. On January 9, 2007, the Company issued 5,000 shares of its common stock for legal services valued at $11,500. On January 16, 2007, the Company issued 20,000 shares of its common stock to two consultants for services rendered valued at $45,000.  On January 22, 2007, the Company issued 30,000 shares of its common stock to two consultants for services rendered valued at $58,500. On February 1, 2007, the Company issued 10,000 shares of its common stock to a consultant for services rendered valued at $22,800. On February 14, 2007, the Company issued 20,000 shares of its common stock for services rendered in connection with its bridge testing which were valued at $32,000. On February 28, 2007, the Company issued 350,000 shares of its common stock to two consultants for services rendered subject to a two-year lock up agreement which were valued at $16,660. Also on February 28, 2007, the Company issued 300,000 shares of its common stock for accounting services subject to a two-year lockup agreement which were valued at $14,280. On March 2, 2007, the Company issued 26,000 shares of its common stock for services rendered in connection with its bridge testing which were valued at $41,600. On March 2, 2007, the Company issued 20,000 shares of its common stock to two consultants for services rendered valued at $32,000.  On March 6, 2007, the Company issued 1,002,000 shares of its common stock to two consultants subject to two-year lockup agreements for services rendered valued at $47,695.  On March 9, 2007, the Company issued 56,667 shares of its common stock to two consultants subject to a two-year lockup agreements for services rendered valued at $2,697.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2007 and 2006

NOTE 8 – STOCKHOLDERS' DEFICIT, continued

On March 12, 2007, the Company issued 150,000 shares of its common stock to a consultant subject to a two-year lockup agreement for services rendered valued at $7,140.  On March 16, 2007, the Company issued 3,333 shares of its common stock to a consultant subject to a two-year lockup agreement for services rendered valued at $159. On March 19, 2007, 50,000 shares of common stock were returned and subsequently cancelled.  On March 19, 2007, the Company issued 50,000 shares of its common stock to a consultant subject to a two-year lockup agreement for services rendered valued at $2,380.  On March 27, 2007, the Company issued 169,300 shares of its common stock to two consultants subject to two-year lockup agreements for services rendered valued at $8,059.

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

For The Three Months Ended March 31, 2007 and 2006

NOTE 9 – RELATED PARTY TRANSACTIONS

For additional related party transactions, see Note 7.

As of March 31, 2007, the Company was owed $3,037 from its President.  The loan is assessed interest at an annual rate of 10%.  Interest credited to operations relating to this loan during the three months ended March 31, 2007 and 2006 amounted to $66 and $53, respectively.

On October 1, 2006 the Company entered into an employment agreement with the Company’s CEO, which provides certain terms and conditions with respect to the CEO’s employment.  The agreement is for a 3-year term, and the CEO will be paid an annual salary of $250,000, with one year of paid severance if he is terminated without good cause prior to the expiration of the employment term.

On November 21, 2006, the Company entered into a stock grant and general release agreement with the Company’s CEO, for the purpose of showing the Company’s appreciation for the CEO’s work over the past several years.  Under the agreement, the CEO was issued 30,000,000 shares of the Company’s Class A common stock, restricted in accordance with Rule 144, and subject to forfeiture back to the Company in accordance with the terms of the agreement, if he is not employed by the Company for three years from the date of the agreement.  Additionally under the terms of the agreement, the CEO has released the Company from any and all claims he may have against the Company for any monies owed to him as of the date of the agreement.  The value assigned to the shares issued to the CEO has been determined to be $1,428,000 based on the Company’s market capitalization method of valuation (see Note 1).  The value will be recorded to additional compensation expense over the term of the agreement, 36 months.  During the three months ended March 31, 2007, the Company recorded $119,000 of compensation expense under the terms of the agreement, which is included in the accompanying statement of operations.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2007 and 2006

NOTE 10 – STOCK-BASED COMPENSATION PLANS

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2007 and 2006

NOTE 10 – STOCK-BASED COMPENSATION PLANS, continued

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

There was no activity in any of the Company’s stock option plans in 2007 or 2006 and no options were outstanding as of March 31, 2007.

Stock Warrants

During the year ended December 31, 2006 the Company issued 35,000,000 warrants to Palisades as part of the Company’s modification of Palisades’ convertible debentures (see Note 6).  The Company has valued these warrants using a market capitalization method in accordance with its established accounting policy (see Note 1).  The value of these warrants on the date of grant was $1,668,000 and was included as a component of the Company’s derivative liability balance (see Note 6).  The warrants are exercisable at a price of the lesser of: (a) $0.001 per share; (b) 50% of the market price on the date of exercise.

During the three months ended March 31, 2007, the Company issued warrants to purchase a total of 4,618,334 shares of the Company’s common stock. These warrants were issued in connection with the Company’s private stock offering (see Note 8).

NOTE 11 – SUBSEQUENT EVENTS

Pursuant to the terms of the settlement agreement, in April 2007, the Company paid $46,683 to Mr. Beck and issued him 1,443,439 shares of common stock pursuant to the anti-dilution provisions of  the settlement agreement (see Note 7).

On April 27, 2007, the Company entered into an agreement under which it issued 10,000,000 restricted shares of its common stock in exchange for 4,000,000 restricted shares of Rocket City Automotive Group Inc.’s (“Rocket City”) common stock. The transaction was treated as a stock swap as neither parties received a material number of the other party’s outstanding shares of common stock. On the date of the stock swap, the trading price per share on the pink sheets of Rocket City’s common stock was $4.27 per share. As of May 15, 2007, the trading price was $1.36 per share.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2007 and 2006

NOTE 11 – SUBSEQUENT EVENTS, continued

On April 30, 2007, the Company acquired 100% of the issued and outstanding shares of Damage Assessment Technologies, Inc. a Florida corporation (“DATI”) for 7,500,000 shares of the Company's common stock. At the time of the acquisition, DATI assets included $250,000 in cash and licensing rights to damage assessment technology. In connection with the DATI acquisition, the Company issued 750,000 shares of its common stock and paid $25,000 to a consultant.  As DATI has no current customers, expenses or operations, the acquisition of DATI will be treated as an acquisition of $225,000 in cash and $822,500 of in-process research and development costs.  The $822,500 of in-process research and development costs will be expensed during the three months ended June 30, 2007.

In May 2007, pursuant to the private placement of the Class A Common Stock which was completed on March 16, 2007, the investors exercised their warrants resulting in the issuance of 2,250,000 shares of the Class A Common Stock of the Company at the exercise price of $0.60 per share for a total of $1,350,000.

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

Results of Operations for the Three Months Ended March 31, 2007 and 2006

 Introduction

          Our revenues for the first quarter of 2007 pertained to services performed on contracts regarding the testing of metal fatigue on two bridges. Our revenues for the first quarter of 2006 were limited exclusively to our research contracts with Northrop Grumman.  Most of our research and development costs in both years are related to the recorded cost of stock issued to third party consultants.

Revenues and Loss from Operations

          Our revenue, research and development costs, general and administrative expenses, and loss from operations for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006 and December 31, 2006, are as follows:

	3 Months Ended March 31, 2007	3 Months Ended March 31, 2006	Percentage Change	3 Months Ended December 31, 2006

Revenue	$43,967	28,846	70%	$127,307
Research and Development Costs	1,080,501	185,152	484%	170,864
General & Administrative Expenses	3,598,427	2,523,819	(43)%	4,119,599

Loss from Operations	$(4,634,961)	(2,680,125)	(73)%	$(4,163,156)
	===========	===========		===========

          During the three month periods ended March 31, 2007 and 2006, we incurred research and development costs $1,080,501 and $185,152, respectively.  Of the $1,080,501 incurred in 2007, $119,600 was related to the issuance of 66,000 shares of our common stock for services provided by consultants and $875,000 related to in process research and development costs acquired in connection with our purchase of Stress Analysis Technologies, Inc. Of the $185,152 incurred in 2006, $112,000 was related to the issuance of 3,250 shares of our common stock for services provided by employees.

          General and administrative expenses were $3,598,427 and $2,523,819, respectively, for the three month periods ended March 31, 2007 and 2007.  The major expenses incurred during the three months ended March 31, 2007 and 2006, and December 31, 2006, were:

	3 Months Ended March 31, 2007	3 Months Ended March 31, 2006	3 Months Ended December 31, 2006

Consulting Services	$3,224,457	$1,958,498	$2,920,487
Officer’s Salary	181,500	48,000	62,500
Secretarial Salary	22,409	15,377	57,598
Professional Fees	55,659	341,230	363,842
Office Expense	20,988	10,444	16,351
Travel Expenses	32,483	20,632	44,080
Rent	7,512	7,044	7,044
Franchise and Other Taxes	1,852	5,813	2,150
Payroll Taxes	10,517	8,784	5,985
Telephone	5,864	4,852	4,572

          Of the $3,224,457 incurred for consulting services for the first quarter of 2007, $3,072,042 relates to the issuance of 2,467,598 shares of our common stock. Of the $1,958,498 incurred for consulting services for the first quarter of 2006, $1,589,000 relates to the issuance of 42,670 shares of our common stock.   Of the $2,920,487 of consulting services for the fourth quarter of 2006, $2,932,880 relates to the issuance of 34,970,244 shares of our common stock. Included in officer’s salary for the three months ended March 31, 2007 is $119,000 of amortized deferred compensation on the 2006 employment agreement with the Company’s president.

Other Income and Expenses and Net Loss

          Our other income and expenses and net loss for the three months ended March 31, 2007 and 2006, as compared to the three months ended December 31, 2006 are as follows:

		3 Months Ended March 31, 2007	3 Months Ended March 31, 2006	Percentage Change		3 Months Ended December 31, 2006

Loss on subscription receivable		$--	--	--		(1,368,555)
Interest expense		(978,235)	(149,938)	556%		$(248,193)
Realized/unrealized loss on securities		(8)	(23)	(65)%		(1,791,300)
Change in fair value of investments derivative liability		-	(76,911)	(100)%		54,000
Change in fair value of warrant derivative liability		747,504	(930,369)	(180)%		3,145,438
Interest income		3,372	3,891	(13)%		2,926
Loss on settlement on lawsuits		--	--			(1,267,244)

Net loss		$(4,863,128)	(3,834,275)	128%		$(4,980,838))
	==	=============	=============		==	=============

          During the three months ended March 31, 2007, the increase in other expenses relates to interest expense, of which $580,000 was due to the write off of the debt discount for principal amounts that were converted during the quarter. Additionally the Company increased the principal balance on the convertible debentures, which lead to a change in the fair value of the derivative liability.  During the three months ended March 31, 2006, the increase in other expenses related primarily to the change in derivative liability, which is mostly due to the change in the Company’s stock price during the quarter.

Liquidity and Capital Resources

Introduction

          During the three months ended March 31, 2007, we did not generate positive cash flow.  As a result, we funded our operations through the sale of marketable securities that we obtained in a financing transaction, the sale of our common stock, and loans.

          Our cash, investments in marketable securities held for trading, investments in marketable securities available for sale, prepaid services, prepaid expenses and other current assets, total current assets, total assets, total current liabilities, and total liabilities as of March 31, 2007, as compared to March 31, 2006 and December 31, 2006, were as follows:

	March 31,	March 31,	December 31,
	2007	2006	2006

Cash	$893,176	$22,695	$129,296
Marketable securities - trading	41,646	130,392	135,136
Marketable securities – available-for-sale		174,435	-
Prepaid services	-	-	32,659
Prepaid expenses and other	8,376	2,206	7,347
Total current assets	976,342	329,728	421,145
Total assets	987,003	3,929,185	432,780
Total current liabilities	510,100	2,160,100	542,802
Total liabilities	4,830,110	10,919,135	4,414,158

Cash Requirements

          For the three months ended March 31, 2007, our net cash used in operations was $(380,390), compared to $(327,957) for the three months ended March 31, 2006.  Negative operating cash flows during the three months ended March 31, 2007, were primarily created by a net loss from operations of $4,863,128, offset by non-cash stock related expenses of $4,203,278, change in fair value of derivative and warrant, liabilities of $(747,504), amortization of discount on convertible debenture of $899,130, decrease in prepaid expenses and other current assets of $82,534, increase in accrued interest due on our obligations of $78,119 and a reduction of our payables and accrued expenses of $(33,796) .  Because of our need for cash to fund our continuing research and development, we do not have an opinion as to how indicative these results will be of future results.

          Negative operating cash flows during the three months ended March 31, 2006, were primarily created by a net loss from operations of $3,834,275, offset by non-cash stock related expenses of $1,952,645, change in fair value of derivative and warrant liabilities of $1,007,280, amortization of discount on convertible debenture of $104,298, and decrease in prepaid expenses and other current assets of $375,906.

Sources and Uses of Cash

          Net cash provided by investing activities for the three months ended March 31, 2007 and 2006, were $93,489 and $172,425, respectively.  For the three months ended March 31, 2007 and 2006, the net cash came primarily from the sale of marketable securities in the amounts of $95,006 and $174,988,respectfully,  offset by the amount for purchase of securities of $(1,517) in 2007 and $(2,563) in 2006.

          Net cash provided by financing activities for the three months ended March 31, 2007 and 2006, were $1,050,781 and $130,882, respectively.  For the three months ended March 31, 2007, the net cash came primarily from the sale of common stock and warrants in the amount of $761,365, a $200,000 loan from a shareholder, $100,000 in the acquisition of Stress Analysis Technologies, Inc. offset by the purchase of treasury stock of $(10,585).

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

          The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “ Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ” and EITF 00-18, “ Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees .” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance to EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of nonforfeitable common stock issued for future consulting services as prepaid services in its consolidated balance sheet.

          The fourth critical accounting policy is the Company’s accounting for conventional convertible debt.  When the convertible feature of the conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount pursuant to EITF Issue No. 98-5 (“EITF 98-05”), “ Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio,” and EITF Issue No. 00-27, “ Application of EITF Issue No. 98-5 to Certain Convertible Instruments .”  In those circumstances, the convertible debt will be record net of the discount related to the BCF.  The Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

          The fifth critical account policy relates to the accounting for non-conventional convertible debt and the related stock purchase warrants.  In the case of non-conventional convertible debt, the Company bifurcates its embedded derivative instruments and records them under the provisions of SFAS No. 133, “ Accounting for Derivative Instruments and Hedging Activities,” as amended, and EITF Issue No. 00-19, “ Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. ”  These embedded derivatives include the conversion feature, liquidated damages related to registration rights and default provisions.  The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the non-conventional convertible debenture, the Company is required to value and classify all other non-employee stock options and warrants as derivative liabilities at that date and mark them to market at each reporting date thereafter.  Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge.  If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.  The Company values its derivatives primarily using the Black-Scholes Option Pricing Model.  The derivatives are classified as long-term liabilities.

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

ITEM 3       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

          A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of March 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

          In December 2006, the Company entered into a settlement agreement and release agreement, as well as irrevocable escrow instructions, to settle the lawsuit filed on March 8, 2006.  As consideration under the settlement, the Company issued 5,000,000 shares of its common stock to Mr. Beck, with the shares to be held by an escrow agent and distributed to Mr. Beck monthly with a trading limit equal to 8% of the previous month’s trading volume of the Company’s common stock, until Mr. Beck has received a total of $800,000.  As the Company has guaranteed this debt to Mr. Beck in the amount of $800,000, the Company has recorded a liability as of March 31, 2007 for this amount.  As Mr. Beck receives proceeds from the sale of his shares in to the market, the Company will reduce its guarantee by that amount.  Additionally during 2006, Mr. Beck was paid $44,000 in cash as part of the settlement.  Furthermore Mr. Beck will have anti-dilution rights on those shares to maintain his percentage ownership for an agreed-upon period of 21 months.  The Company issued another 5,000,000 shares to Mr. Beck to be held in escrow until the conditions are met with respect to the anti-dilution shares.  On December 27, 2006, the Company issued 751,193 shares pursuant to the anti-dilution provision in the Beck settlement arrangement.   On April 6, 2007, the Company issued Mr. Beck additional 1,443,439 shares pursuant to the anti-dilution agreement. As of March 31, 2007, the Company’s liability of to Mr. Beck still remains at $800,000 as Mr. Beck has not received any proceeds from the sale of stock issued to him under the terms of the agreement.

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

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds

          On January 1 2007, the Company issued 606,298 shares of its common stock, restricted in accordance with Rule 144, to various consultants restricted in accordance with Rule 144, for services valued at $28,952. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders are sophisticated investors who are familiar with our operations.

          On January 10, 2007, the Company issued 1,800,000 shares of its common stock, restricted in accordance with Rule 144, in consideration for the cancellation of $180,000 of convertible debt. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders are sophisticated investors who are familiar with our operations.

          On February 2, 2007, the Company issued 4,000,000 shares of its common stock, restricted in accordance with Rule 144, in consideration for the cancellation of $400,000 of convertible debt. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders are sophisticated investors who are familiar with our operations.

          On February 28, 2007, the Company issued 350,000 shares of its common stock, restricted in accordance with Rule 144, to two consultants for services rendered subject to two year lock up agreement which were valued at $16.660. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders are sophisticated investors who are familiar with our operations.

          Also on February 28, 2007, the Company issued 300,000 shares of its common stock, restricted in accordance with Rule 144, for accounting services subject to a two year lockup agreement which were valued at $14,280. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders are sophisticated investors who are familiar with our operations.

          On March 6, 2007, the Company issued 1,002,000 shares of its common stock, restricted in accordance with Rule 144, to two consultants subject to two year lockup agreements for services rendered valued at $47,695.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders are sophisticated investors who are familiar with our operations.

          On March 9, 2007, the Company issued 56,667 shares of its common stock,   restricted in accordance with Rule 144, to two consultants subject to two year lockup agreements for services rendered valued at $2,697.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders are sophisticated investors who are familiar with our operations.

          On March 15, 2007, the Company issued 2,500,000 shares of its common stock,   restricted in accordance with Rule 144, to investors subject to two year lockup agreements for net proceeds of $761,365.  In connection with this offering, the Company also issued 2,500,000 warrants to purchase shares of common stock at an exercise price of $0.60.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders are sophisticated investors who are familiar with our operations.

ITEM 3       Defaults Upon Senior Securities

          There have been no events which are required to be reported under this Item.

ITEM 4       Submission of Matters to a Vote of Security Holders

            There have been no events which are required to be reported under this Item.

ITEM 5       Other Information

          None.

ITEM 6       Exhibits

(a)	Exhibits

	3.1 (1)	Certificate of Incorporation of Material Technologies, Inc.

	3.2 (2)	Certificate of Amendment to Articles of Incorporation dated February 16, 2000

	3.3 (2)	Certificate of Amendment to Articles of Incorporation dated July 12, 2000

	3.4 (2)	Certificate of Amendment to Articles of Incorporation dated July 31, 2000

	3.5 (3)	Amended and Restated Certificate of Incorporation dated September 12, 2003

	3.6 (5)	Certificate of Amendment to Certificate of Incorporation of Material Technologies, Inc. dated May 31, 2006

	3.7 (5)	Certificate of Amendment to Certificate of Incorporation of Material Technologies, Inc. dated October 25, 2006

	3.6 (1)	Bylaws of Material Technologies, Inc.

	4.1 (1)	Class A Convertible Preferred Stock Certificate of Designations

	4.2 (1)	Class B Convertible Preferred Stock Certificate of Designations

	10.1 (4)	Acquisition Agreement with UTEK Corporation and Material Monitoring Technologies, Inc.

	10.2 (4)	License Agreement between Material Monitoring Technologies, Inc. and North Carolina A&T University

	10.3 (4)	Consulting Agreement with Mannur J. Sundaresan, PhD.

	10.4	Settlement Agreement and General Release dated August 23, 2006 with Ben Franklin Technology Partners of Southeastern Pennsylvania

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

	32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

           (4)    Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 24, 2006.

           (3)    Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 8, 2006.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 21, 2007	/s/ Robert M. Bernstein
	By:	Robert M. Bernstein
	Its:	President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Director