Form 10QSB
period 2007-06-30
MATERIAL TECHNOLOGIES INC /CA/
filed 2007-08-14
CIK 1036668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2007

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

Yes            No

Applicable only to corporate issuers

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of July 31, 2007, there were 243,706,525 shares issued, and 124,941,316 shares outstanding, of our Series A common stock.  As of July 31, 2007, there were 600,000 shares of Series B common stock issued and outstanding.

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

ITEM 1       Financial Statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

JUNE 30,
2007

(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$384,628
Investments in marketable securities held for trading	342,169
Investment in certificate of deposits	704,800
Accounts receivable	24,920
Prepaid expenses and other current assets	32,323

Total current assets	1,488,840

Investments in marketable securities held for sale	640,500
Property and equipment, net	3,959
Intangible assets, net	3,378
Deposit	2,348

$2,139,025
============

Continued . . .

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

JUNE 30,
2007

(Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$354,487
Current portion of research and development sponsorship payable	25,000
Notes payable	65,950

Total current liabilities	445,437

Accrued legal settlenent	631,412
Research and development sponsorship payable, net of current portion	768,118
Notes payable, long-term	205,152
Convertible debentures and accrued interest payable, net of discount
of $1,615,699	925,774
Derivative and warrant liabilities	965,787

Total liabilities	3,941,680

Minority interest in consolidated subsidiary	825

Commitments and contingencies

Stockholders' deficit:
Class A preferred stock, $0.001 par value, liquidation preference of $720 per share; 350,000 shares authorized; 337 shares issued
and outstanding	-
Class B preferred stock, $0.001 par value, liquidation preference of
$10,000 per share; 15 shares authorized; none issued and
outstanding	-
Class C preferred stock, $0.001 par value, liquidation preference of
$0.001 per share; 25,000,000 shares authorized; 1,517 shares issued
and outstanding	1
Class D preferred stock, $0.001 par value, liquidation preference of
$0.001 per share; 20,000,000 shares authorized; 0 shares issued
and outstanding	-
Class E convertible preferred stock, $0.001 par value, no liquidation preference; 60,000 shares authorized; 55,000 shares issued and
outstanding	55
Class A Common Stock, $0.001 par value, 1,699,400,000 shares
authorized; 240,093,715 shares issued; 121,222,006 shares outstanding	121,222
Class B Common Stock, $0.001 par value, 600,000 shares authorized,
issued and outstanding	600
Warrants subscribed	10,000
Additional paid-in-capital	99,005,181
Deficit accumulated during the development stage	(100,909,477)
Treasury stock ( 14,967 shares at cost)	(31,062)

Total stockholders' deficit	(1,803,480)

$2,139,025
============

See accompanying notes to the consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

					From October 21, 1983
	For the Three Months Ended		For the Six Months Ended		(Inception)
	June 30,		June 30,		through
	2007	2006	2007	2006	June 30, 2007

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Research and development	$-	$-	$-	$28,846	$5,392,085
Revenue from bridge testing	22,778	-	66,745		183,452
Other	-	-	-	-	274,125

Total revenues	22,778	-	66,745	28,846	5,849,662

Costs and expenses:
Research and development	20,702,720	295,047	21,783,221	480,199	40,084,396
General and administrative	3,198,790	418,311	6,797,217	2,942,132	38,649,019

Total costs and expenses	24,901,510	713,358	28,580,438	3,422,331	78,733,415

Loss from operations	(23,878,732)	(713,358)	(28,513,693)	(3,393,485)	(72,883,753)

Other income (expense):
Gain on modiofication of convertible debt	-	-	-	-	586,245
Modification of research and development sponsorship agreement	-	-	-	-	(7,738,400)
Loss on subcription receivable					(1,368,555)
Interest expense	(612,416)	(273,990)	(1,590,651)	(423,928)	(10,945,630)
Other-than-temporary impairment of marketable
securities available for sale	-	(1,791,300)	-	(1,791,300)	(9,785,947)
Net unrealized and realized loss of marketable securities	(11)	(103)	(18)	(127)	(5,411,683)
Change in fair value of investments derivative liability	-	114,996	-	38,085	(403,650)
Change in fair value of derivative and warrant liabilities	791,192	2,257,071	1,538,696	1,326,702	7,927,968
Interest income	12,594	16,357	15,966	20,248	422,165
Loss on settlement of lawsuits	-	-	-	-	(1,267,244)
Gain on sale of assets	-	7,008	-	7,008	7,008
Other	-	-	-	-	(33,000)

Other expense, net	191,359	330,039	(36,008)	(823,312)	(28,010,723)

Loss before provision for income taxes	(23,687,373)	(383,319)	(28,549,701)	(4,216,797)	(100,894,477)

Provision for income taxes	-	(800)	(800)	(800)	(15,000)

Net loss	$(23,337,373)	$(384,119)	$(28,550,501)	$(4,217,597)	$(100,909,477)
	========	========	=========	========	==============

Per share data:
Basic and diluted net loss per share	$(0.23)	$(0.64)	$(0.31)	$(7.54)
	========	========	=========	========
Weighted average Class A common shares
outstanding - basic and diluted	103,710,307	602,475	91,537,571	559,519
	========	========	=========	========

See accompanying notes to the consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

					From October 21, 1983
	For the Three Months Ended		For the Six Months Ended		(Inception)
	June 30,		June 30,		through
	2007	2006	2007	2006	June 30, 2007

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(23,687,372)	$(384,119)	$(28,550,501)	$(4,217,597)	$(100,909,477)

Other comprehensive loss:
Temporary increase (decrease) in market
value of securities available for sale	-	(66,518)	-	(54,276)	-
Reclassification to other-than-temporary
impairment of marketable securities
available for sale	-	-	-	-	-

	-	(66,518)	-	(54,276)	-

Net comprehensive loss	$(23,687,372)	$(450,637)	$(28,550,501)	$(4,271,873)	$(100,909,477)
	========	========	========	========	=============

See accompanying notes to the consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From October 21, 1983
	For the Six Months Ended		(Inception)
	June 30,		through
	2007	2006	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(28,550,501)	$(4,217,597)	$(100,909,477)
Adjustments to reconcile net loss to net cash used in
in operating activities:
Gain on modification of convertible debt	-	-	(586,245)
Write off of in process research and development	19,255,876	-	21,390,029
Loss on charge off of subscription receivables	-	-	1,368,555
Issuance of common stock for services	7,966,524	2,534,644	39,158,910
Issuance of common stock for modification of			-
research and development sponsorship agreement	-	-	7,738,400
Change in fair value of derivative and warrant liabilities	(1,538,696)	(1,364,787)	(7,927,968)
Net realized and unrealized loss on marketable securities	-	-	5,411,665
Other-than-temporary impairment of marketable
securities available for sale	-	1,791,300	9,785,947
Legal fees incurred for note payable	-	-	1,456,142
Accrued interest expense added to principal	158,574	94,060	1,324,687
Amortization of discount on convertible debentures	1,431,080	325,644	9,496,144
Change in fair value of investments derivative liability	-	-	403,650
Accrued interest income added to principal	(2,476)	(12,750)	(306,297)
Depreciation and amortization	1,950	4,109	222,153
Other non-cash adjustments	-	(7,008)	(114,730)
(Increase) decrease in trade receivables	91,787	70,825	(75,248)
(Increase) decrease in prepaid expenses and other			-
current assets	(22,500)	(3,433)	210,848
Increase in deposits	-	-	(2,348)
(Decrease) increase in accounts payable and accrued			-
expenses	(141,766)	(11,314)	2,436,788

Net cash used in operating activities	(1,700,149)	(796,307)	(9,868,395)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	95,006	174,988	3,416,308
Purchase of marketable securities	(302,038)	(4,002)	(2,206,379)
Investment in certificate of deposits	(704,800)	-	(704,800)
Payment received on officer loans	-	-	876,255
Funds advanced to officers	-	-	(549,379)
Purchase of property and equipment	-	-	(272,573)
Investment in joint ventures	-	-	(102,069)
Proceeds from foreclosure	-	-	44,450
Proceeds from the sale of property and equipment	-	9,000	19,250
Payment for license agreement	-	-	(6,250)

Net cash (used in) provided by investing activities	(911,832)	179,986	514,813

Continued . . .

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From October 21, 1983
	For the Six Months Ended		(Inception)
	June 30,		through
	2007	2006	June 30, 2007

	(Unaudited)	(Unaudited)	(Unaudited)

Cash flow from financing activities:
Proceeds from the sale of common stock and warrants	$2,611,365	$690,346	$7,490,687
Proceeds from convertible debentures and other
notes payable	200,000	465,648	2,047,766
Proceeds from the sale of preferred stock	100,000	-	573,005
Costs incurred in offerings	-	-	(487,341)
Capital contributions	-	-	301,068
Purchase of treasury stock	(17,381)	(8,623)	(105,304)
Principal reduction on notes payable	(26,671)	(25,000)	(76,671)
Payment on proposed reorganization	-	-	(5,000)

Net cash provided by financing activities	2,867,313	1,122,371	9,738,210

Net change in cash and cash equivalents	255,332	506,050	384,628

Cash and cash equivalents, beginning of period	129,296	47,345	-

Cash and cash equivalents, end of period	$384,628	$553,395	$384,628
	=========	=========	==================

Supplemental disclosure of cash flow information:
Interest paid during the period	$2,669	$2,461
	=========	=========
Income taxes paid during the period	$800	$800
	=========	=========

Supplemental disclosures of non-cash investing and financing activities:

2007

During the six-months ended June 30, 2007, the Company issued 8,135,552 shares of its Class A common stock for consulting services valued at $7,966,524.

During 2007, the Company received $1,000,000 in consideration of issuing 2,500,000 units.
Each unit consists of one share of the Company's Class A common stock and a warrant to purchase one share of the Company's common stock at a price of $.60 per share. In connection with private offering the Company paid $238,065 in fees and issued warrants to purchase 2,118,334 shares of the Company's common stock at a price of $.60 per share.

In connection with the above indicated private offering and related exercise of the warrants, , the Company issued
405,000 shares of its Class A common stock. The 405,000 shares were valued at $587,250 and charged against the proceeds received.

During 2007, the Company issued 50,000 shares its Class E Series convertible preferred stock in exchange for $100,000 in cash and $875,000 in process research and development cost . In addition.
the Company issued an additional 5,000 shares valued at $97,500 for fees in connection with the purchase. The $97,500 was charged to equity.

During 2007, the Company issued 13,912,500 shares its common stock in exchange for $500,000 in cash and $18,380,875 in process research and development cost . In addition the Company issued additional 1,087,500 shares valued at $1,189,463 for fees in connection with the these acquisitions.
The $1,189,463 was charged to equity.

During 2007, the Company issued 10,000,000 shares its common stock in exchange for 3,000,000 shares in a company whose shares are traded on the OTC exchange. pink sheets). The Company valued the shares received at $640,500.

During 2007, the Company issued 10,800,000 shares in escrow pursuant to an agreement it has with its Convertible debenture holders. During 2007, 8,050,000 shares of Class A common stock was issued to certain debenture holders in the conversion of $805,000 of indebtedness. In addition, for services rendered by certain debenture holders, the amount due on the debentures was increased by $600,000.

During 2007, the Company received 400,000 shares of prior issued common stock which was subsequently cancelled.

2006

During the six months ended June 30, 2006, the Company issued 58,514 shares of its Class A common stock for consulting services valued at $2,228,394.

The Company issued 4,733 shares of its Class A common stock through the conversion of 1,420,000 shares of Class D preferred stock.

During the six months ended June 30, 2006, the Company issued 43,333 shares in exchange for promissory notes with face values totaling $650,000. The notes bear interest at 6% per annum and are due in one year. During 2006, the Company received $316,163. In addition, during the six month period, the Company issued 6,667 shares in exchange for a promissory note with a face valueof $1,000,000 dues in August 2006. The note bears interest at 6%. The Company has not received any funds on this $1,000,000 note.

During the six months ended June 30, 2006, the Company recorded a debt discount related to the Beneficial Conversion
Feature of the convertible debt issued in the amount of $450,697.

During the six months ended June 30, 2006, the Company transferred 5,850 escrow shares to Birchington as part of the downside price protection and recorded an increase in common stock and APIC and a decrease in investments derivative liability totaling $403,650.

See accompanying notes to the consolidated financial statements.

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three Months and Six Months Ended June 30, 2007 and 2006

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

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

On January 22, 2003, the Company formed Matech International, Inc., a Nevada corporation (“International”).  International was formed as a wholly owned subsidiary of the Company to advertise, market and sell the Company’s videoscope technology which is presently utilized in the inspection of stress and crack points in turbine engines on the wings of airplanes.  At the present time, there is no activity in International and the Company does not anticipate nor reasonably foresee any business activity in International in the near future.

On March 13, 2003, the Company formed Matech Aerospace, Inc., a Nevada corporation (“Aerospace”).  Aerospace was formed as a wholly owned subsidiary of the Company to advertise, market and sell all manufacturing and marketing rights to the Company’s products and technologies in all commercial markets within the United States.  During 2003, Aerospace sold shares of its common stock to investors.  As of June 30, 2007, the Company holds a 99% interest in Aerospace.  At the present time there is no activity in Aerospace and the Company does not anticipate nor reasonably foresee any business activity in Aerospace in the near future.

On August 18, 2006, the Company acquired 100% of the issued and outstanding stock of Materials Monitoring Technologies, Inc. (“Monitoring”) which was organized in the State of Florida on August 1, 2006.  On the acquisition date, Monitoring had $500,000 in cash, a license to utilize patented technology relating to the structural health monitoring of bridges and railroads, and has an agreement with a consultant to provide services associated with the development, application, and testing of the licensed technology through August 2007.  As Monitoring had no customers, expenses, or operations, the acquisition of Monitoring was treated as an acquisition of assets of $500,000 in cash and $2,134,153 of in process research and development for 125,436 shares of common stock.  The $2,134,153 of in process research and development costs were immediately expensed as part of research and development expenses.

On January 26, 2007, the Company acquired 100% of the issued and outstanding stock of Stress Analysis Technologies, Inc. (“SATI”), which was organized in the State of Florida on October 19, 2006.  In consideration for the SATI shares received, the Company issued 50,000 shares of

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three Months and Six Months Ended June 30, 2007 and 2006

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION, continued

its Class E convertible preferred stock which has a stipulated value of $975,000 (see Note 8). On the acquisition date, SATI had $100,000 in cash and a license to utilize patented technology relating to the structural monitoring of bridges.  Under the terms of the license, royalties and fees are due on revenue generated through the utilization of the licensed technology. The license expires on January 23, 2023. As SATI had no customers, expenses, or operations, the acquisition of SATI was treated as an acquisition of assets of $100,000 in cash and $875,000 of in process research and development costs.  The $875,000 of in process research and development costs were immediately expensed as part of research and development expenses.

On April 30, 2007, the Company acquired 100% of the issued and outstanding stock of Damage Assessment Technologies, Inc., (“DATI”) which was organized in the State of Florida on April 23, 2007.  On the acquisition date, DATI had $250,000 in cash, a license to utilize patented technology relating to damage assessment.  As DATI had no customers, expenses, or operations, the acquisition of DATI was treated as an acquisition of assets of $250,000 in cash and $11,000,000 of in process research and development for 7,500,000 shares of common stock.  The $11,000,000 of in process research and development costs were immediately expensed as part of research and development expenses.

On June 28, 2007, the Company acquired 100% of the issued and outstanding stock of Non-Destructive Assessment Technologies, Inc. (“NDATI”), which was organized in the State of Florida on May 24, 2007.  On the acquisition date, NDATI had $250,000 in cash, a license to utilize patented technology relating to damage assessment (See Note 4).  As NDATI had no customers, expenses, or operations, the acquisition of NDATI was treated as an acquisition of assets of $250,000 in cash and $7,380,876 of in process research and development for 6,412,500 shares of common stock.  The $7,380,876 of in process research and development costs were immediately expensed as part of research and development expenses.

Unless otherwise noted, common stock refers to the Company’s Class A common stock.

Effective on November 8, 2006, the Company declared a 1-for-300 reverse split of the Company’s Class A common stock.  All shares amounts and per share amounts have been adjusted throughout the financial statements for this reverse stock split.

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three Months and Six Months Ended June 30, 2007 and 2006

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION, continued

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These interim consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Operating results for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended December 31, 2006.

Going Concern

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (October 21, 1983).  In addition, the Company has used substantial amounts of working capital in its operations.  Further, at June 30, 2007, deficit accumulated during the development stage amounted to approximately $101,000,000.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the Company’s ability to meet its financing requirements and the success of its future operations.  During 2007, the Company received approximately $2,300,000 (net of offering costs) through the sale of common and preferred stock and issuance of notes payable and received $600,000 through the acquisitions of three wholly owned subsidiaries as discussed above.  The Company plans to continue raising funds through the sale of its common stock through private offerings which management expects to continue in 2007. The Company has commenced to market its current technologies while continuing to development new methods and applications.

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

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three Months and Six Months Ended June 30, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three Months and Six Months Ended June 30, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Non-marketable securities consist of equity securities for which there are no quoted market prices.  Such investments are initially recorded at their cost.  In the case of non-marketable securities acquired with the Company’s common stock, the Company values the securities at a significant discount to the stated per share cost based upon the Company’s historical experience with similar transactions as to the amount ultimately realized from the sale of the shares.  Such investments will be reduced if the Company receives indications that a permanent decline in value has occurred.  At such time as quoted market prices become available, the net cost basis of these securities will be reclassified to the appropriate category of marketable securities.  Until that time, the securities will be recorded at their net cost basis, subject to an impairment analysis (see Note 3).

Accounts Receivable

Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts.  The Company does not accrue interest on overdue accounts receivable.

The allowance for doubtful accounts is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  As of June 30, 2007, management believes all accounts receivable are collectible.  Accordingly, no allowance for doubtful accounts is included in the accompanying consolidated balance sheet.

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three Months and Six Months Ended June 30, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of June 30, 2007, the Company does not believe there has been any impairment of its long-lived assets.

Intangible Assets

Intangible assets consist of patents, license agreements and website design costs and are recorded at cost.  Patents and license agreements are amortized over 17 years and website design costs are amortized over 5 years.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the carrying values of intangible assets are evaluated for impairment annually or whenever events or changes in circumstances indicate that the historical cost carrying value may no longer be appropriate.  As of June 30, 2007, the Company does not believe there has been any impairment of its intangible assets.

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

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three Months and Six Months Ended June 30, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Convertible Debentures

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

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three Months and Six Months Ended June 30, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the year ended December 31, 2006, the Company modified its convertible debt agreements with Palisades.  Prior to the modification of that agreement, the Company recorded a decrease to the fair value of the derivatives and related warrants of $4,866,072 related to both the GGI and Palisades convertible notes.  On the date of the Palisades debt modification, the Company removed the related derivative liability associated with the old convertible debt arrangement with Palisades in the amount of $1,644,433 as part of recording a gain on the modification of convertible notes, which has been included in other income in the accompanying consolidated statement of operations for the year ended December 31, 2006. Additionally, in conjunction with the Palisades debt modification, the Company recorded a new derivative liability totaling $2,856,000 for the conversion feature of the new notes and the 35,000,000 warrants that were issued as part of the modification.  During the six months ended June 30, 2007, the Company recorded a decrease to the fair value of the derivatives and related warrants of $1,538,696.

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

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three Months and Six Months Ended June 30, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In the past, the Company has received research and development funding from various agencies of the U.S. government.  U.S. government contracts are subject to government audits.  Such audits could lead to inquiries from the government regarding the allowability of costs under U.S. government regulations and potential adjustments of contract revenues.  To date, the Company has not been involved in any such audits.

Research and Development

The Company expenses research and development costs as incurred.

Net Loss per Share

The Company adopted the provisions of SFAS No. 128, Earnings Per Share (“EPS”).  SFAS No. 128 provides for the calculation of basic and diluted earnings per share.   Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the six  months ended June 30, 2007 and 2006, basic and diluted loss per share are the same.  Since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included.  If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 165,909,968 and 767,183, for the three months ended June 30, 2007 and 153,737,233 and 468,179 for the six months ended June 30, 2007 and 2006.  Such amounts include shares potentially issuable pursuant to shares held in escrow (see Note 8), convertible debentures (see Note 6), and outstanding options and warrants (see Note 8).

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three Months and Six Months Ended June 30, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Issuance of Stock for Non-Cash Consideration

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

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three Months and Six Months Ended June 30, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock-Based Compensation

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

As of June 30, 2007, the Company had no options outstanding.

Concentrations of Credit Risk

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000.  From time to time, the Company’s cash balances exceed the amount insured by the FDIC.  Management believes the risk of loss of cash balances in excess of the insured limit to be low.

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three Months and Six Months Ended June 30, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the six-months ended June 30, 2007, the Company’s revenues were generated from three customers.  During the six months ended June 30, 2006, the Company’s revenues were generated from one customer.

NOTE 3 – INVESTMENTS

Rocket City

In April 2007, the Company issued 10,000,000 shares of its common stock in exchange for 3,000,000 common shares of Rocket City Automotive Group, Inc. The Company valued the shares received at $640,500, reflecting a 95% discount to the trading price of Rocket City Automotove Group, Inc.'s on the date of the transaction. Based on the Company's past experience with similar type stock transactions, the Company believes the discount is reasonable. These shares are recorded as shares held for sale and are reflected as non-current in the accompanying consolidated balance sheet.

Birchington

In 2005, the Company entered into two agreements (the “Birchington Agreements”) with Birchington Investments Limited (“Birchington”), a corporation organized under the laws of the British Virgin Islands.  The Company reviewed the recorded value of the Birchington shares for impairment as of December 31, 2006, pursuant to EITF 03-1 and determined that the Company’s investment in Birchington had no value. During the six months ended June 30, 2007, there has been no change to the status of this investment.

Mutual Funds

As of June 30, 2007, the Company’s investments in open-end mutual funds approximate their cost of $342,168.  The Company considers its investments in this account as being held for trading.  During 2007, the Company purchased $302,038 and sold $95,006 of this investment with no gain or loss.

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three Months and Six Months Ended June 30, 2007 and 2006

NOTE 3 – INVESTMENTS, continued

Certificate of Deposits

During the second quarter of 2007, the Company invested $700,177 in certificate of deposits bearing interest at various rates ranging from 5.15% to 5.25% with maturity dates ranging from August 2007 to November 2007. During the six months ended June 30, 2007, the Company accrued $4,623 on these investments which was credited to operations.

Investments as of June 30, 2007 are as follows:

	Adjusted Cost	Unrealized Loss	Fair Value
Marketable trading securities	$342,168	$ -	$ 342,168
Marketable securities held for sale	640,500		640,500
Non-marketable securities – Birchington	-	-	-
Certificates of deposit	704,800	-	704,800

NOTE 4 – LICENSE AGREEMENTS

University of Pennsylvania

The Company has entered into a license agreement with the University of Pennsylvania (the “University”) for the development and marketing of EFS.  EFS is designed to measure electrochemically the state of fatigue damage in a metal structural member.  The Company is in the final stage of developing EFS.

Under the terms of the agreement, the Company issued to the University one share of its common stock, and a 5% royalty on sales of the product.  The Company valued the license agreement at $6,250.  The license terminates upon the expiration of the underlying patents, unless sooner terminated as provided in the agreement.  The Company is amortizing the license over 17 years.

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

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three Months and Six Months Ended June 30, 2007 and 2006

NOTE 4 – LICENSE AGREEMENTS, continued

The Company and the University agreed to modify the terms of the license and sponsorship agreements and related obligation.  The modification of the license agreement increased the University's royalty to 7% of the sale of related products and provided for the issuance of additional shares of the Company's common stock to equal 5% of the outstanding stock of the Company as of the effective date of the modification, subject to anti-dilution adjustments.  The modification of the sponsorship agreement included paying the University 30% of any amounts raised by the Company in excess of $150,000 (excluding amounts received on government grants or contracts) up to the amount owing to the University.

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

Interest expense charged to operations for the three months and six months ended June 30, 2007 and 2006 amounted to $10,259 and $10,146, and $20,406 and $21,338, respectively.  The balance of the obligation (including accrued interest) at June 30, 2007 was $793,118 and is reflected in research and development sponsorship payable in the accompanying consolidated balance sheet.  The current portion represents the minimum annual payment under the Workout Agreement, while the remaining balance is reflected as non-current as the Company does not expect to be required to make additional payments during the next twelve months.

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three Months and Six Months Ended June 30, 2007 and 2006

NOTE 4 – LICENSE AGREEMENTS, continued

North Carolina Agricultural and Technical State University (“NCAT”)

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

ISIS Innovation Limited (“ISIS”)

In the 2007 acquisition of SATI, the Company acquired a license to develop and market the patented process known as “X-Ray diffraction method.”  Under the terms of the exclusive license with ISIS Innovation Limited, the licensor was granted back the right to utilize the process on a perpetual, royalty-free basis. The licensee is responsible for all costs associated with maintaining and protecting the patent. In the case of sub-licensees, the Company must pay ISIS 25% of any income, revenue, or other financial consideration received on any sublicense including but not limited to, advance payments, license issue fees, license maintenance fees, and option fees, In addition, a 2.5% royalty on net sales is due with minimum royalties as follows:

Year beginning

   January 29, 2010                                                             $21,000
   January 29, 2011                                                             $32,000
   January 29, 2012                                                             $42,000

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three Months and Six Months Ended June 30, 2007 and 2006

NOTE 4 – LICENSE AGREEMENTS, continued

Iowa State University Research Foundation (“ISURF”)

In the 2007 acquisition of NDATI, the Company acquired a license to develop and market the patented process known as “Nondestructive Evaluation and Stimulate Industrial Innovation.”  Under the terms of the non-exclusive license with ISURF, the Company is required to develop products for sale in the commercial market and to provide ISURF with a development plan and bi-annual development report until the first commercial product sale. The Company has the right to sublicense the patented process to third companies, but is required to pay a royalty fee of 25% of amounts earned by the Company under the sublicenses. For each product sold under the license, the Company is required to pay ISURF a royalty equal to 3% of the selling price with the following minimum royalty payments:

Year beginning

   January 1, 2009                                                                 $10,000
   January 1, 2010                                                                 $20,000
   January 1, 2011 and each year thereafter                            $30,000

NOTE 5 – NOTES PAYABLE

On May 27, 1994, the Company borrowed $25,000 from a shareholder.  The loan is evidenced by a promissory note bearing interest at 6.5%.  The note is secured by the Company’s patents and matured on May 31, 2002.  The loan has not been paid and is now in default.  As additional consideration for the loan, the Company granted to the shareholder a 1% royalty interest in the Fatigue Fuse and a 0.5% royalty interest in EFS (see Note 7).  The balance due on this loan as of June 30, 2007 was $55,950.  Interest charged to operations for the three months ended June 30, 2007 and 2006 amounted to $406 and $406, respectively.  Interest charged to operations for the six months ended June 30, 2007 and 2006 amounted to $811 and $811, respectively.

In October 1996, the Company borrowed $25,000 from an unrelated third party.  The loan bears interest at an annual rate of 11% and matured on October 15, 2000.  The Company issued warrants to the lender for the purchase of one share of the Company’s common stock at a price of $300 per share.  The loan was paid off April 2007.  Interest charged to operations for the three months ended June 30, 2007 and 2006 amounted to $9 and $685, respectively.  Interest charged to operations for the six months ended June 30, 2007 and 2006 amounted to $697 and $1,375, respectively.

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three Months and Six Months Ended June 30, 2007 and 2006

NOTE 5 – NOTES PAYABLE – continued

On April 28, 2003, the Company borrowed $10,000 from an unrelated third party.  The loan is unsecured, non-interest bearing and due on demand.

On March 5, 2007, the Company borrowed $200,000 from a shareholder. The loan is evidenced by an unsecured promissory note which is assessed interest at an annual rate of 8%. The note matures on March 5, 2009 when the principal and accrued interest becomes fully due and payable. The balance of the loan including accrued interest at June 31, 2007 is $205,152.  Interest charged to operations for the three months ended June 30, 2007 and 2006 amounted to $4,012 and $0, respectively.  Interest charged to operations for the six months ended June 30, 2007 and 2006 amounted to $5,152 and $0, respectively.

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

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three Months and Six Months Ended June 30, 2007 and 2006

NOTE 6 – CONVERTIBLE DEBENTURES, continued

The Company’s CEO entered into a voting agreement and irrevocable proxy, which provides that as of September 23, 2006, if an event of default (as defined in the Debentures) continues for a period of not less than 30 days, all Class B common stock which Mr. Bernstein owns of record, or becomes the owner of record in the future will be voted in accordance with the direction of a third party named in the Debentures (an affiliate of Palisades) or his designated successor.  This loss of Mr. Bernstein’s voting rights would affect a change in the voting control of the Company.

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
  Issue up to 40,000,000 post-split shares of the Company’s Class A common stock to certain third-parties designated by the Company’s CEO; and
  Execute an amendment to each of the outstanding debentures held by the debenture holders to:

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three Months and Six Months Ended June 30, 2007 and 2006

NOTE 6 – CONVERTIBLE DEBENTURES, continued
  Extend the due date to December 31, 2008,
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

During the six months ended June 30, 2007, $805,000 of indebtedness was cancelled in exchange for the issuance of 8,050,000 shares of the Company’s common stock. Related to these conversions, the Company wrote off $805,000 of the debt discount to interest expense during the six months ended June 30, 2007.

In addition, the indebtedness was increased by $600,000 in exchange for the return of 1,000,000 shares held by the Debenture holders. In this transaction, the Company recorded a $600,000 increase to the debenture and corresponding reduction to additional paid in capital, as well as a new derivative liability totaling $600,000 for the conversion feature of added principal and also increased the debt discount by the same amount.

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three Months and Six Months Ended June 30, 2007 and 2006

NOTE 6 – CONVERTIBLE DEBENTURES, continued

The balance of the Debenture, including accrued interest, at June 30, 2007 was $854,848 (net of unamortized discount of $1,595,699).  Interest charged to operation on the face amount of the debentures was $64,614 and $34,499 for the three months ended June 30, 2007 and 2006, respectively. Interest charged to operation for the six months ended June 30, 2007 and 2006 amounted to $101,302 and $67,798, respectively. Amortization expense of the discount also charged to operations as interest expense during the three months ended June 30, 2007 and 2006 amounted to $528,617 and $99,855, respectively. Amortization expense charged to operations as interest expense during the six months ended June 30, 2007 and 2006 amounted to $1,424,414 and $197,710, respectively.

GGI

To obtain funding for ongoing operations, the Company entered into a Securities Purchase Agreement (the “SPA”) and various amendments to the SPA with Golden Gate Investors, Inc. (“GGI”) on December 16, 2005 for the sale of (i) $40,000 in unsecured convertible debentures (the “Notes”) and (ii) warrants to purchase 13,333 shares of the Company’s common stock.

The Notes bear interest at 5.25% per annum, mature three years from the date of issuance and are convertible into the number of shares of the Company’s common stock equal to the dollar amount of the Notes being converted multiplied by 110, less the product of the conversion formula multiplied by 100 times the dollar amount of the Notes being converted, which is divided by the conversion formula.  The conversion formula is the lesser of (i) $210, (ii) 80% (the “Discount Multiplier”) of the average of the three lowest volume weighted average prices during the twenty trading days prior to the conversion or (iii) eighty percent of the volume weighted average price on the trading day prior to the conversion.  Accordingly, there is no limit on the number of shares into which the Notes may be converted.  The Company has agreed to register the shares that may be issued upon conversion of the Notes and exercise of the related warrants.

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

Beginning in the first full month after the registration statement is declared effective, GGI has agreed to exercise at least 5%, but no more than 10%, of the warrants per calendar month at an exercise price of $327 per share.  If GGI exercises more than 5% of warrants in any calendar month, the excess over 5% shall be credited against the

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three Months and Six Months Ended June 30, 2007 and 2006

NOTE 6 – CONVERTIBLE DEBENTURES, continued

subsequent month’s minimum exercise amount.  If GGI fails to exercise at least 5% of the warrants in any given calendar month, GGI will not be entitled to collect interest on the Notes for that month.  The warrants are exercisable through the maturity date of December 16, 2008.

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

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three Months and Six Months Ended June 30, 2007 and 2006

NOTE 6 – CONVERTIBLE DEBENTURES, continued

The initial fair value assigned to the embedded derivatives and warrants was $5,957,188.  The Company recorded the first $40,000 of fair value of the derivatives and warrants to debt discount (equal to the total proceeds received as of December 31, 2005), which will be amortized to interest expense over the term of the Notes.  Amortization expense charged to operations during 2006 and 2005 was $13,333 and $0.  The remaining balance of $5,917,188 was recorded as interest expense for the year ended December 31, 2005.

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

In May 2006, the Company entered into an addendum to the GGI Notes.  Per the terms of the agreement, the debenture amount has been increased from $40,000 to $1,000,000, and upon notification that the registration statement for the Conversion Shares (as defined in the agreement) has been filed with the SEC, GGI shall advance the Company an additional $20,000.  Additionally, upon the effective registration of the underlying shares, the Company shall issue 66,667 registered shares to be held in escrow and GGI shall transfer to the Company the remaining debenture balance.  The agreement modified the terms of the conversion as follows:
  the number of shares into which the Notes maybe converted is equal to the dollar amount of the Notes being converted divided by the conversion formula;

  eliminates the provision that if the volume weighted average price is less than $30 that GGI shall not be obligated to convert any portion of the Notes during that month;

  if GGI elects to convert a portion of the Notes and, on the day that the election is made, the volume weighted average price is below the lesser of : (i) $15, or (ii) the lowest price at which any of the 66,667 additional shares are issued or sold, the Company shall have the option to do one of the following: (a) redeem that portion of the Notes that GGI elected to convert, plus any accrued and interest, at 108% of such amount, or (b) increase the discount multiplier to 99% on that portion of Notes that GGI elected to convert, or (c) one time during any six-month period, not permit any Notes conversion by GGI for a period of 60 days; and

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three Months and Six Months Ended June 30, 2007 and 2006

NOTE 6 – CONVERTIBLE DEBENTURES, continued
  If GGI elects to convert a portion of the Notes and, on that day the election is made, the volume weighted average price is $96 or higher, the Discount Multiplier shall be 72%.

The original 13,333 warrants issued have been cancelled.  In May 2006 and in connection with the modification of the GGI Notes, the Company issued to GGI 166,667 warrants to purchase common stock at a price of $3 per share, provided, however, in no event will the exercise price be lower or higher than the lowest price at which the Company sells any common stock (through direct issuance, conversion of debentures, etc, but not including stock issued for services) during the 30 days prior to the exercise date.  GGI has agreed to exercise the warrant shares at a rate of at least 4,167 shares per week once the registration statement has been declared effective.  Also, beginning in the first full calendar month after the registration of the underlying shares is declared effective, GGI must convert at least 10%, but no more than 40%, of the face value of the Notes per calendar month into common shares of the Company, provided that the common shares are available, registered and freely tradeable.  The Company may reduce the monthly maximum figure from 40% to 6% for any three calendar months (but not two consecutive calendar months) during the term of Notes by giving written notice at least ten business days prior to the first applicable month.  GGI and the Company shall enter into three additional $1,000,000 convertible debentures, each with the same terms as above.  The agreement also allows the Company to register up to an additional 66,667 shares which have been issued to parties other than GGI in the registration statement.

As a result of the modification of the debt, the Company recognized a gain on the debt extinguishment for the difference between the fair value of the Notes and warrant and derivative liabilities immediately before the modification and after the modification as part of the change in fair value of derivative and warrant liabilities.

The balance of the Notes, including accrued interest, at June 30, 2007 was $70,926 (net of unamortized discount of $20,000).  Interest expense on the Notes for the three months ended June 30, 2007 and 2006, excluding amortization of the discount, was $1,185 and $725, respectively. Interest expense on the Notes for the six months ended June 30, 2007 and 2006, excluding amortization of the discount, was $2,356 and $1,265, respectively. Amortization of the discount for the three months ended June 30, 2007 and 2006 which was charged to operations as interest expense amounted to $3,333 and $3,333, respectively. Amortization of the discount for the six months ended June 30, 2007 and 2006 which was charged to operations as interest expense amounted to $6,666 and $6,666, respectively,

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three Months and Six Months Ended June 30, 2007 and 2006

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

During 2006, ATC and the Company entered into a settlement agreement whereby, in consideration for 3,334 shares of common stock, ATC cancelled its rights to any and all royalties on future Company sales.  The 3,334 shares were valued at $40,000 (based on the market price of the underlying stock on the date of grant) and charged to other expense as royalty settlement expense.

In 1994, the Company issued to Variety Investments, Ltd. of Vancouver, Canada (“Variety”) a 22.5% royalty interest on the Fatigue Fuse in consideration for the cash advances made to the Company by Variety.  In December 1996, in exchange for the Company issuing one share of its common stock to Variety, Variety reduced its royalty interest to 20%.  In 1998, in exchange for the Company issuing two shares of its common stock to Variety, Variety reduced its royalty interest to 5%.

As discussed in Note 4, the Company granted a 1% royalty interest in the Company's Fatigue Fuse and a 0.5% royalty interest in EFS to a shareholder as partial consideration on a $25,000 loan made by the shareholder to the Company.

A summary of royalty interests that the Company has granted and are outstanding as of June  30, 2007 follows:

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three Months and Six Months Ended June 30, 2007 and 2006

NOTE 7 – COMMITMENTS AND CONTINGENCIES – continued

	Fatigue Fuse	EFS	Server Array System	X-Ray Diffraction Method	Nondestructive evaluation and stimulate industrial innovation

Tensiodyne 1985-1 R&D Partnership	10.00% *	-	-	-	-
Variety Investments, Ltd.	5.00%	-	-	-	-
University of Pennsylvania (see Note 4)
Net sales of licensed products	-	7.00%	-	-	-
Net sales of services	-	2.50%	-	-	-
NCAT (see Note 4)
Net sales of licensed products	-	-	3.50%	-	-
Sublicensing income	-	-	25.00%	-	-
ISIS (see Note 4)
Net sales of licensed products	-	-	-	2.5%	-
Sublicensing income	-	-	-	25.00%	-
ISURF (see Note 4)
Net sales of licensed products	-	-	-	-	3.0%
Sublicensing income	-	-	-	-	25.00%
Shareholder	1.00%	0.50%	-	-	-

    *    Royalties limited to specific rates of return as discussed above.

Litigation

In July 2002, the Company settled a lawsuit related to a contract dispute with Mr. Stephen Beck.  In March 2006, Mr. Beck filed a lawsuit against the Company alleging breach of contract related to the lawsuit settlement and sought approximately $135,000 in damages, plus the issuance of 12,989 shares of the Company’s common stock to which he believed he was entitled, plus interest.  During the three months ended June 30, 2006, the Company issued Mr. Beck 4,011 shares of its common stock related to ongoing negotiations with Mr. Beck.  The value of the shares issued to Mr. Beck was $173,244 and has been included in other income and expenses in the accompanying statement of operations.

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three Months and Six Months Ended June 30, 2007 and 2006

NOTE 7 – COMMITMENTS AND CONTINGENCIES - continued

In December 2006, the Company entered into a settlement agreement and release agreement, as well as irrevocable escrow instructions, to settle the lawsuit filed on March 8, 2006.  As consideration under the settlement, the Company issued 5,000,000 shares of its common stock to Mr. Beck, with the shares to be held by an escrow agent and distributed to Mr. Beck monthly with a trading limit equal to 8% of the previous month’s trading volume of the Company’s common stock, until Mr. Beck has received a total of $800,000.  As the Company has guaranteed this debt to Mr. Beck in the amount of $800,000, the Company originally recorded a liability for this amount at the time of the settlement.  As Mr. Beck receives proceeds from the sale of his shares in to the market, the Company is reducing its guarantee by that amount.  Additionally during 2006, Mr. Beck was paid $44,000 in cash as part of the settlement.  Furthermore, Mr. Beck will have anti-dilution rights on those shares to maintain his percentage ownership for an agreed-upon period of 21 months.  The Company issued another 5,000,000 shares to Mr. Beck to be held in escrow until the conditions are met with respect to the anti-dilution shares.  On December 27, 2006, the Company issued 751,193 shares pursuant to the anti-dilution provision in the Beck settlement arrangement.   On April 6, 2007, the Company issued Mr. Beck additional 1,443,439 shares pursuant to the anti-dilution agreement. As of June 30, 2007, the Company’s guarantee to Mr. Beck is $381,412. During the six months ended June 30, 2007, Company paid Mr. Beck $68,588 and Mr. Beck received approximately $350,000 in proceeds from the sale of Company stock. The Company is recognizing to stockholders equity the proceeds received by Mr. Beck on the sale the stock he owns in the Company.

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

Consulting agreement

In May 2007, the Company entered into an agreement with a investment relations firm for services. Under the one year agreement, the Company agreed to pay $12,000 and issue 4,000

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three Months and Six Months Ended June 30, 2007 and 2006

NOTE 7 – COMMITMENTS AND CONTINGENCIES - continued

shares of its common stock on a monthly basis. The agreement also required the Company to issue 300,000 shares of its common stock to the consultant at the commencement of the contract term. The Company is valuing the 4,000 shares issued each month at the fair value of the shares at the date of issuance. During the six months ended June 30, 2007, the Company valued the 308,000 shares issued to the consultant at $454,920, which was charged to operations.

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

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three Months and Six Months Ended June 30, 2007 and 2006

NOTE 8 – STOCKHOLDERS' EQUITY, continued

Class B Preferred Stock

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

Class C Preferred Stock

Each holder of Class C preferred stock is entitled to receive a cumulative dividend of 8% per annum for a period of two years.  Dividends do not accrue nor are payable except out of earnings before interest, taxes, depreciation and amortization.  At June 30, 2007, no dividends are payable to Class C preferred shareholders.  Holders of the Class C preferred stock are junior to holders of the Company’s Class A and B preferred stock, but hold a higher position than common shareholders in terms of liquidation rights.  Holders of Class C preferred stock have no voting rights.  Holders of Class C preferred stock have the right to convert their shares to common stock on a 300-to-1 basis.

The Company requires an approval of at least two-thirds of the holders of Class C preferred shareholders to alter or change their rights or privileges by way of a reverse stock split, reclassification, merger, consolidation or otherwise, so as to adversely affect the manner by which the shares of Class C preferred stock are converted into common shares.

Class D Preferred Stock

Holders of Class D preferred stock have a $0.001 liquidation preference, no voting rights and are junior to holders of all classes of preferred stock but senior to common shareholders in terms of liquidation rights.  Class D preferred stockholders are entitled to dividends as declared by the Company’s Board of Directors, which have not been declared as of June 30, 2007.  Holders of Class D preferred stock have the right to convert their shares to common stock on a 300-to-1 basis. As of June 30, 2007, there were no Class D Preferred shares outstanding.

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three Months and Six Months Ended June 30, 2007 and 2006

NOTE 8 – STOCKHOLDERS' EQUITY, continued

Class E Convertible Preferred Stock

On January 26, 2007, the Company amended its certificate of incorporation by filing a certificate of designation of rights, preferences, privilege and restrictions of the Company’s new created Class E convertible preferred stock.  The Company has authorized 60,000 shares, each with an original issue price of $19.50 per share.  In each calendar quarter, the holders of the then outstanding Class E Convertible Preferred Stock shall be entitled to receive non-cumulative dividends in an amount equal to 5% of the original purchase price per annum. All dividends may be accrued by the Company until converted into common shares. After one year from the issuance date, the holders of Class E convertible preferred stock have the right to convert the preferred shares held into shares of the Company’s common stock at the average closing bid price of the ten days prior to the date of conversion. Class E Preferred Shares have no liquidation preference, and have ten votes per share.

In connection with the acquisition of SATI, the Company issued 50,000 shares of Class E convertible preferred which were valued at the shares original purchase price of $19.50 per share. The Company also issued an additional 5,000 shares to a consultant in connection with the SATI acquisition, which were valued at $97,500 and charged to equity as costs of the offering.

Class A Common Stock

The holders of the Company's Class A common stock are entitled to one vote per share of common stock held.

During the six months ended June 30, 2007, the Company issued 48,442,991 and cancelled 400,000 shares of its common stock for the following:

a)	2,500,000 units through a private offering at a price of $.40 per unit. Each unit consists of one share of the Company’s common stock and a warrant to purchase one share of the Company common stock at a price of $.60 per share. The warrants expire in 2010. In connection with the offering, the Company paid $238,065 and issued warrants to consultants to purchase of 2,118,334 the Company’s common stock also a price per share of $.60, which expire in 2010.

b)	2,250,000 shares of its common stock through the exercise of warrants at a price of $.60 per share. The Company received $1,350,000.

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three Months and Six Months Ended June 30, 2007 and 2006

  NOTE 8 – STOCKHOLDERS' EQUITY, continued
c)	10,000,000 shares of common stock in exchange for 3,000,000 common shares of Rocket City Automotive Group, Inc.

d)	7,500,000 shares of common stock in exchange for 100% of the outstanding stock in Damage Assessment Technologies, Inc.

e)	6,412,500 shares of common stock in exchange for 100% of the outstanding stock in Non-Destructive Assessment Technologies, Inc.

f)	8,135,552 shares of common stock in exchange for consulting and other services valued at $7,966,524.

g)	1,507,500 shares of common stock to services rendered in the Company’s various offerings and acquisitions. The 1,507,500 shares were valued at $1,807,463 and charged to equity.

h)	8,050,000 shares of common stock in consideration for the cancellation of $805,000 of convertible debt.

i)	2,087,439 shares of common stock pursuant to anti-dilution provisions in two settlement agreements.

j)	In exchange for increasing its indebtedness due by the Company by $600,000, Palisades return to the Company 1,000,000 shares of its common stock which was then issued to a consultant. The shares issued to the consultant were valued at $2,800,000 which was charged to operations.

  Also during the six month period, 400,000 shares of common stock were cancelled and returned to authorized but unissued status.

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three Months and Six Months Ended June 30, 2007 and 2006

  NOTE 8 – STOCKHOLDERS' EQUITY, continued

  From time to time, the Company issues its common shares and holds the shares in escrow on behalf of another party until consummation of certain transactions.  The following is a reconciliation of shares issued and outstanding as of June 30, 2007:

            Issued shares                                                                                                     240,093,715

            Less shares held in escrow:
                 Shares issued to the Company and held in escrow                                           (3,060,341)
                 Shares held in escrow pursuant to agreement debenture
                    Holders                                                                                                       (8,000,000)
                 Shares held as collateral for potential financing                                             (100,000,000)
                 Contingent shares held related to the Beck settlement
                    for antidilution purposes (see Note 7)                                                          (7,805,368)
                 Other                                                                                                                   (6,000)
                                                                                                                                  (118,871,709)

            Outstanding shares (including shares committed)                                               121,222,006
                                                                                                                                   =========

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three Months and Six Months Ended June 30, 2007 and 2006

  NOTE 8 – STOCKHOLDERS' DEFICIT, continued

  Class B Common Stock

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

  2007

  On January 1 2007, the Company issued 606,298 shares of its common stock to various consultants for services valued at $28,952. On January 9, 2007, the Company issued 20,000 shares of its common stock for services rendered in connection with its bridge testing which were valued at $46,000. On January 9, 2007, the Company issued 5,000 shares of its common stock for legal services valued at $11,500. On January 10, 2007, the Company issued 1,800,000 shares in consideration for the cancellation of $180,000 of convertible debt. On January 16, 2007, the Company issued 20,000 shares of its common stock to two consultants for services rendered valued at $45,000.  On January 22, 2007, the Company issued 30,000 shares of its common stock to two consultants for services rendered valued at $58,500. On February 1, 2007, the Company issued 10,000 shares of its common stock to a consultant for services rendered valued at $22,800.   On February 2, 2007, the Company issued 4,000,000 shares in consideration for the cancellation of $400,000 of convertible debt. On February 7, 2007, the Company issued 15,000 shares of its common stock for legal services in connection with its private offering valued at $30,750. On February 14, 2007, the Company issued 20,000 shares of its common stock for services rendered in connection with its bridge testing which were valued at $32,000. On February 28, 2007, the Company issued 350,000 shares of its common stock to two consultants for services rendered subject to three-year lock up agreement which were valued at $16,660. Also on February 28, 2007, the Company issued 300,000 shares of its common stock for accounting services subject to a two-year lockup agreement which were valued at $14,280. On March 2, 2007, the Company issued 26,000 shares of its common stock for services rendered in connection with its bridge testing which were valued at $41,600. On March 2, 2007, the Company issued 20,000 shares of its common stock to two consultants for services rendered valued at $32,000.  On March 6, 2007, the Company issued 1,002,000 shares of its common stock to two consultants subject to two-year lockup agreements for services rendered valued at $47,695.  On March 9, 2007, the

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three Months and Six Months Ended June 30, 2007 and 2006

  NOTE 8 – STOCKHOLDERS' DEFICIT, continued

  Company issued 56,667 shares of its common stock to two consultants subject to three-year lockup agreements for services rendered valued at $2,697.

  On March 12, 2007, the Company issued 150,000 shares of its common stock to a consultant subject to three year lockup agreement for services rendered valued at $7,140.  On March 16, 2007, the Company issued 3,333 shares of its common stock to a consultant subject to two-year lockup agreement for services rendered valued at $159. On March 19, 2007, 50,000 shares of common stock were returned and subsequently cancelled.  On March 19, 2007, the Company issued 50,000 shares of its common stock to a consultant subject to three year lockup agreement for services rendered valued at $2,380.  On March 27, 2007, the Company issued 169,300 shares of its common stock to two consultants subject to three year lockup agreements for services rendered valued at $8,059.

  On April 6, 2007, the Company issued Mr. Stephen Beck 1,446,439 shares of its common stock pursuant to the anti-dilution provision of his settlement agreement with the Company. On April 17, 2007, the Company issued 6,693 shares of its common stock subject to a three year lockup agreement and valued at $319. On April 20, 2007, the Company issued 405,000 shares of its common stock in connection with the exercise of warrants to purchase 2,250,000 shares of the Company’s common stock,. The 405,000 shares were valued at $587,250 and charged against equity. On April 25, 2007, the Company issued 2,261 shares of its common stock subject to a three year lockup agreement and valued at $107. On April 27, 2007, the Company issued 30,000 of its common stock shares to a consultant subject to a 2 year lock up agreement and valued at $36,000. On April 27, 2007, the Company issued 10,000,000 of its common stock in exchange for 3,000,000 common shares of Rocket City Automotive Group, Inc which were valued at $518,700. On April 27, 2007, the Company issued 7,500,000 shares of its common stock in exchange for 100% of the outstanding stock in Damage Assessment Technologies, Inc. The 7,500,000 shares were valued at $11,250,000 of which $11,000,000 was expensed as in-progress research and development. On May 3, 2007, the Company issued 1,250,000 shares of its common stock to an officer for consultant on the Company’s technology subject to a three year lockup agreement and valued at $1,286,250. Also on May 3, 2007, the Company issued a total of 2,450,000 shares of its common stock to 3 consultants subject to three year lockup agreements and valued at $2,510,050. On May 3, 2007, the Company issued 750,000 shares of its common stock to a consultant involved in the Company’s acquisition of Damage Assessment Technologies, Inc. valued at $1,125,000 which was charged against equity. On May 11, 2007, the Company issued 304,000 shares of its common stock for investment relations services pursuant to the terms of the agreement with the consultant. The 304,000 shares were valued at $449,920.

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three Months and Six Months Ended June 30, 2007 and 2006

  NOTE 8 – STOCKHOLDERS' DEFICIT, continued

  On June 11, 2007, the Company issued 4,000 shares of its common stock pursuant to the terms of the agreement the Company has with an investment relations firm valued at $5,920. On June 11, 2007, the Company issued 250,000 shares of its common stock to a consultant valued at $350,000.  On June 19, 2007, the Company issued 2,250,000 shares of its common stock in exchange for the cancellation of $225,000 of debt owed on certain convertible notes. On June 21, 2007, the Company issued 1,000,000 shares to a consultant subject to a 3 year lockup agreement valued at $47,600. On June 27, 2007, the Company issued 6,412,500 shares of its common stock in exchange for 100% of the outstanding stock of Non-Destructive Assessment Technologies, Inc (“NDATI”). The 6,412,500 shares were valued at $7,630,875 of which $7,380,875 was expensed as in-progress research and development. As part of the agreement to purchase NDATI, the Company issued 337,500 shares of its common stock to a consultant valued at $64,463, which was charged against equity.

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

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three Months and Six Months Ended June 30, 2007 and 2006

  NOTE 8 – STOCKHOLDERS' DEFICIT, continued

  On April 28, 2006, the Company issued 167 shares to an attorney for services valued at $13,500.  On May 9, 2006, the Company issued 833 shares of its common stock to a consultant for services rendered in connection with development of its products valued at $50,000.  On May 11, 2006, the Company issued 333 shares of its common stock to a consultant for services rendered in connection with development of its products valued at $25,000.  On May 12, 2006, the Company issued 667 to three attorneys for various services rendered valued at $48,000.  On the same day, the Company issued 167 shares of its common stock to an outside accountant for services valued at $12,000.  On May 15, 2006, the Company issued 667 shares of its common stock to a consultant for services rendered in connection with development of its products valued at $40,000.  On June 5, 2006, Company issued 83 shares of its common stock to an outside accountant for services valued at $2,750.  On June 13, 2006, the Company issued 667 shares of its common stock to a consultant for services rendered in connection with development of its products valued at $20,000. On June 16, 2006, the Company issued 167 shares to an attorney for services valued at $4,500.  On June 23, 2006, the Company issued 667 shares of its common stock to a consultant for services rendered in connection with the development of its products valued at $20,000.  On June 26, 2006, the Company issued 1,667 shares to a consultant for services valued at $40,000.

  NOTE 9 – RELATED PARTY TRANSACTIONS

  For additional related party transactions, see Note 7.

  As of June 30, 2007, the Company was owed $8,235 from its President.  The loan is assessed interest at an annual rate of 10%.  Interest credited to operations relating to this loan during the three months ended June 30, 2007 and 2006 amounted to $197 and $125, respectively.  Interest credited to operations relating to this loan during the six months ended June 30, 2007 and 2006 amounted to $387 and $142, respectively.

  On October 1, 2006 the Company entered into an employment agreement with the Company’s CEO, which provides certain terms and conditions with respect to the CEO’s employment.  The agreement is for a 3-year term, and the CEO will be paid an annual salary of $250,000, with one year of paid severance if he is terminated without good cause prior to the expiration of the employment term.

  On November 21, 2006, the Company entered into a stock grant and general release agreement with the Company’s CEO, for the purpose of showing the Company’s appreciation for the CEO’s work over the past several years.  Under the agreement, the CEO was issued 30,000,000 shares of the Company’s Class A common stock, restricted in accordance with Rule 144, and subject to forfeiture back to the Company in accordance with the terms of the agreement, if he is not employed by the Company for three years from the date of the agreement.  Additionally under the terms of the agreement, the CEO has released the Company from any and all claims he may have against

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three Months and Six Months Ended June 30, 2007 and 2006

  NOTE 10 – STOCK-BASED COMPENSATION PLANS

  the Company for any monies owed to him as of the date of the agreement.  The value assigned to the shares issued to the CEO has been determined to be $1,428,000 based on the Company’s market capitalization method of valuation (see Note 1).  The value will be recorded to additional compensation expense over the term of the agreement, 36 months.  During the three months and six months ended June 30, 2007, the Company recorded $119,000 and $238,000, respectively, of compensation expense under the terms of the agreement, which is included in the accompanying statement of operations.

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

MATERIAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three Months and Six Months Ended June 30, 2007 and 2006

  NOTE 10 – STOCK-BASED COMPENSATION PLANS, continued

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

  There was no activity in any of the Company’s stock option plans in 2006 or 2005 and no options were outstanding as of June 30, 2007.

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

  During the six months ended June 30, 2007, the Company issued warrants to purchase a total of 4,618,334 shares of the Company’s common stock. These warrants were issued in connection with the Company’s private stock offering (see Note 8). On April 16, 2007, warrants were exercised to purchase 2,250,000 shares of the Company’s common stock on which the Company received $1,350,000.

  NOTE 11 – SUBSEQUENT EVENTS

  On July 17, 2007, the Company issued 264,810 shares to Mr. Beck pursuant to the anti-dilution provision of his settlement agreement with the Company. Also on July 17, 2007, the Company issued 4,000 shares pursuant to a consulting agreement valued at $4,400. On July 30, 2007, the Company issued 250,000 shares to a consultant valued at $260,000.

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

  Overview

            We research and develop technologies that detect and measure metal fatigue.  We have developed two products, and we have a third product that is very close to final development.  Our two products are the Fatigue Fuse and the Electrochemical Fatigue Sensor.  We do not generate any revenue from the sale of our products, and thus we are a development stage company.  During 2007, we have generated $66,745 in revenue from three contracts relating to testing metal fatigue on bridges. We currently have an open contract with the state of Pennsylvania to provide testing services; however at present, no new bridges have been designated for testing.

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

  Results of Operations for the Three Months Ended June 30, 2007 and 2006

   Introduction

               Our revenues for the second quarter of 2007 pertained to services performed on contracts regarding the testing of metal fatigue on three bridges. Our revenues for the second quarter of 2006 were limited exclusively to our research contracts with Northrop Grumman.  Most of our research and development costs in both years are related to the recorded cost of stock issued to third party consultants.

  Revenues and Loss from Operations

            Our revenue, research and development costs, general and administrative expenses, and loss from operations for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 are as follows:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Percentage Change

Revenue	$22,778	$-	n/a
Research and Development Costs	20,702,720	295, 047	6,917%
General & Administrative Expenses	3,198,790	418,311	(648)%

Loss from Operations	$(23,878,732)	$(713,358)	(3,247)%
	===========	===========	===========

            During the three month periods ended June 30, 2007 and 2006, we incurred research and development costs of $20,702,720 and $295,047, respectively.  Of the $20,702,720 incurred in 2007, $2,109,450 was related to the issuance of 2,050,000 shares of our common stock for services provided by consultants and employees and $18,380,875 related to in process research and development costs acquired in connection with our purchases of Damage Assessment Technologies, Inc. and Non-Destructive Assessment Technologies, Inc. Of the $295,047 incurred in 2006, $155,000 was related to the issuance of 3,167 shares of our common stock for services provided by consultants.

            General and administrative expenses were $3,130,219 and $418,311, respectively, for the three month periods ended June 30, 2007 and 2006.  The major expenses incurred during the three months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006

Consulting Services	$2,644,866	$136,967
Officer’s Salary	181,500	48,000
Secretarial Salary	22,167	19,901
Professional Fees	59,402	116,450
Office Expense	15,464	13,481
Travel Expenses	37,001	43,098

Rent	7,746	7,044
Franchise and Other Taxes	-	4,356
Payroll Taxes	6,945	8,066
Royalty expense	6,864	-
Telephone	6,112	4,070

            Of the $2,644,866 incurred for consulting services for the second quarter of 2007, $2,586,796 relates to the issuance of 3,246,954 shares of our common stock. Of the $136,967 incurred for consulting services for the second quarter of 2006, $40,000 relates to the issuance of 1,667 shares of our common stock. Of the $3,224,457 of consulting services for the first quarter of 2007, $3,072,042 relates to the issuance of  2,469,528 shares of our common stock. Included in officer’s salary for the three months ended June 30, 2007 is $119,000 of deferred compensation on the 2006 employment agreement with our president.

  Other Income and Expenses and Net Loss

            Our other income and expenses and net loss for the three months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Percentage Change

Interest expense	$(612,416)	$(273,900)	124%
Other than temporary Impairment of securities	--	(1,791,300)	(100)%
Realized/unrealized loss on securities	(11)	(103)	(89)%
Change in fair value of investments derivative liability	--	114,996	(100)%
Change in fair value of warrant derivative liability	791,192	2,257,071	(65)%
Interest income	12,594	16,357	(23)%
Gain (loss) on sale of assets	--	7,008	(100)%

Net loss	$(23,687,373)	$(383,319)	6,080%
	=============	=============

            During the three months ended June 30, 2007, we incurred interest expenses of $612,516.  Of this amount, $531,950 relates to the amortization of the discounts on our convertible debentures. Additionally, we increased the principal balance on the convertible debentures, which led to a change in the fair value of the derivative liability.  During the three months ended June 30, 2007, the increase in other expenses related primarily to the change in derivative liability, which is mostly due to the change in our stock price during the quarter.

            During the three months ended June 30, 2006, we incurred interest expenses of $273,900.  Of this amount, $225,790 relates to the amortization of the discounts on our convertible debentures.  We impaired our investment in Birchington Shares by $1,791,300 during the quarter.  The change in fair value of investments derivative liability was $114,996, due mostly to the change in our stock price during the quarter.  The change in the fair value of derivative and warrant liability was $2,257,071, due mostly to the modification of the Golden Gate Investors note and the change in our stock price during the quarter.  Interest income during the three month period was $16,357 of which $142 was accrued on amounts due from our president and $1,462 was earned on our investments.  We had a gain from the sale of assets of $7,008.

  Results of Operations for the Six Months Ended June 30, 2007 and 2006

  Revenues and Loss from Operations

            Our revenue, research and development costs, general and administrative expenses, and loss from operations for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, are as follows:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Percentage Change

Revenue	$66,745	$28,846	131%
Research and Development Costs	21,783,221	480,199	4,436%
General & Administrative Expenses	6,797,217	2,942,132	131%

Loss from Operations	$(28,513,693)	$(3,393,485)	(740)%
	===========	===========	===========

            During the six month period ended June 30, 2007 and 2006, we incurred research and development costs of $21,783,221 and $480,199, respectively.  Of the $21,783,221 incurred in 2007, $2,229,050 was related to the issuance of 2,116,000 shares of our common stock for services provided by consultants and employees and $19,255,875 related to in process research and development costs acquired in connection with our purchases of Stress Analysis Technologies, Inc., Damage Assessment Technologies, Inc., and Non-Destructive Assessment Technologies, Inc. Of the $480,199 incurred in 2006, $267,000 was related to the issuance of 1,925,000 shares of our common stock for services provided by consultants.

            General and administrative expenses for the six month periods ended June 30, 2007 and 2006 were $6,797,217 and $2,942,132, respectively. The major expenses incurred during the six months ended June 30, 2007 and 2006, were as follows:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

Consulting Services	$5,869,333	$2,095,465
Officer’s Salary	363,000	96,000
Secretarial Salaries	44,576	35,278
Professional Fees	115,062	457,680
Office Expense	36,453	23,295
Travel Expenses	69,484	63,730
Rent	15,258	14,088
Franchise and Other Taxes	1,052	10,970
Payroll Taxes	17,462	16,790
Telephone	11,977	8,922
Royalty expense	6,864	-

            Of the $5,869,333 incurred for consulting services for the six months ended June 30, 2007, $5,658,838 relates to the issuance of 5,714,552 shares of our common stock. Of the $2,095,465 incurred for consulting services for six months ended June 30, 2006, $1,291,400 relates to the issuance of 31,503 shares of our common stock. Included in officer’s salary for the three months ended June 30, 2007 is $238,000 of deferred compensation on the 2006 employment agreement with our president.

  Other Income and Expenses and Net Loss

            Our other income and expenses and net loss for the six months ended June 30, 2007 and 2006, are as follows:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Percentage Change

Interest expense	$(1,590,651)	$(423,928)	275%
Other than temporary Impairment of securities	--	(1,791,300)	(100)%
Realized/unrealized loss on securities	(18)	(127)	(86)%
Change in fair value of investments derivative liability	--	38,085	(100)%
Change in fair value of warrant derivative liability	1,538,696	1,326,702	16%
Interest income	15,966	20,248	(21)%
Gain (loss) on sale of assets	--	7,008

Net loss	$(28,550,501)	$(4,216,797)	577%
	=============	=============	=============

            During the six months ended June 30, 2007, we incurred interest expenses of $1,590,651.  Of this amount, $1,431,080 relates to the amortization of the discounts on our convertible debentures. Additionally, we increased the principal balance on the convertible debentures, which led to a change in the fair value of the derivative liability.  During the six months ended June 30, 2006, the increase in other expenses were primarily related to to the change in derivative liability, which is mostly due to the change in our stock price during the six month period and the increase in other expenses related primarily to the change in derivative liability, which is mostly due to the change in our stock price during the quarter.

            During the six months ended June 30, 2006, we incurred interest expenses of $423,928.  Of this amount, $325,644 relates to the amortization of the discounts on our convertible debentures.  We impaired our investment in Birchington Shares by $1,791,300 during the period.  The change in fair value of investments derivative liability was $38,085, due mostly to the change in our stock price during the period.  The decrease in fair value of warrants derivative liability was $1,326,702, due mostly to the modification of the Golden Gate Investors note and the change in our stock price during the period.  Interest income during the six month period was $20,248 of which $398 was accrued on amounts due from our president and $4,025 was earned on our investments, and $12,750 was accrued on amount due from shareholders.

  Liquidity and Capital Resources

  Introduction

            During the six months ended June 30, 2007, we did not generate positive cash flow.  As a result, we funded our operations through the sale of marketable securities that we obtained in a financing transaction, the sale of our common stock, and loans.

            Our cash, investments in marketable securities held for trading, investments in marketable securities available for sale, prepaid services, prepaid expenses and other current assets, total current assets, total assets, total current liabilities, and total liabilities as of June 30, 2007 as compared to June 30, 2006 were as follows:

	June 30,	June 30,
	2007	2006

Cash	$384,628	$553,395
Marketable securities - trading	342,169	131,855
Marketable securities – available-for-sale		107,917
Investment in certificate of deposits	704,800	-
Prepaid expenses and other	24,920	36,591
Total current assets	1,488,840	829,758
Total assets	2,139,025	2,633,977
Total current liabilities	445,437	1,862,094
Total liabilities	3,941,680	8,429,464

  Cash Requirements

            For the six months ended June 30, 2007, our net cash used in operations was $1,700,148, compared to $796,307 for the six months ended June 30, 2006.  Negative operating cash flows during the six months ended June 30, 2007, were primarily created by a net loss from operations of $28,200,501, offset by our non-cash stock related expenses of $26,872,400, change in fair value of derivative and warrant ,liabilities of $1,538,696, amortization of discount on convertible debenture of $1,431,080, gain on settlement of Beck’s lawsuit of $350,000, decrease in prepaid expenses and other current assets of $22,500, increase in accrued interest due on our obligations of $158,574 and a reduction of our payables and accrued expenses of $141,766.  Because of our need for cash to fund our continuing research and development, we do not have an opinion as to how indicative these results will be of future results.

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

  Sources and Uses of Cash

            Net cash used and provided by investing activities for the six months ended June 30, 2007 and 2006, was $907,209 and $179,986 respectively. During the six month period ended June 30, 2007, we invested in marketable securities and certificate of deposits totaling $1,006,838 and sold marketable securities which netted us $95,006. For the six months ended June 30, 2006, the net cash came primarily from the sale of marketable securities in the amount of $174,988 and the proceeds from the sale of property and equipment of $9,000, offset by the amount for purchase of securities of $4,002.

            Net cash provided by financing activities for the six months ended June 30, 2007 and 2006, were $2,867,313 and $1,122,371, respectively.  For the six months ended June 30, 2007, the net cash came primarily from the sale of common stock and warrants in the amount of $2,611,365, a $200,000 loan from a shareholder, purchase of treasury stock of $17,381 and the payoff of a  note payable totaling $26,671.

            For the six months ended June 30, 2006, the net cash came primarily from the sale of common stock and warrants in the amount of $690,346 and proceeds from convertible debentures and other notes payable of $465,648, offset by a principal reduction in notes payable of $25,000 and the purchase of treasury stock of $8,623.

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

  Critical Accounting Policies

            The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  In consultation with our Board of

  Directors, we  have identified the following accounting policies that it believes are key to an understanding of our financial statements.  These are important accounting policies that require management’s most difficult, subjective judgments.

            The first critical accounting policy relates to revenue recognition. Income from ourresearch is recognized at the time services are rendered and billed for.

            The second critical accounting policy relates to research and development expense.  Costs incurred in the development of our products are expensed as incurred.

            The third critical accounting policy relates to the valuation of non-monetary consideration issued for services rendered.  We value all services rendered in exchange for our common stock at the quoted price of the shares issued at date of issuance or at the fair value of the services rendered, which ever is more readily determinable.  All other services provided in exchange for other non-monetary consideration is valued at either the fair value of the services received or the fair value of the consideration relinquished, whichever is more readily determinable.

            Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance to EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we record the fair value of nonforfeitable common stock issued for future consulting services as prepaid services in our consolidated balance sheet.

            The fourth critical accounting policy is our accounting for conventional convertible debt.  When the convertible feature of the conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  We record a BCF as a debt discount pursuant to EITF Issue No. 98-5 (“EITF 98-05”), “ Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio,” and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments.”  In those circumstances, the convertible debt will be record net of the discount related to the BCF.  We amortize the discount to interest expense over the life of the debt using the effective interest method.

            The fifth critical account policy relates to the accounting for non-conventional convertible debt and the related stock purchase warrants.  In the case of non-conventional convertible debt, we bifurcate our embedded derivative instruments and record them under the provisions of SFAS No. 133, “ Accounting for Derivative Instruments and Hedging Activities,” as amended, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock ”  These embedded derivatives include the conversion feature, liquidated damages related to registration rights and default provisions.  The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the non-conventional convertible debenture, we are required to value and classify all other non-employee stock options and warrants as derivative liabilities at that date and mark them to market at each reporting date thereafter.  Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, we will record a non-operating, non-cash charge.  If the fair value of the derivatives is lower at the subsequent balance sheet date, we will record non-operating, non-cash income.  We value our derivatives primarily using the Black-Scholes Option Pricing Model.  The derivatives are classified as long-term liabilities.

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

            In accordance with the guidance of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” we assess any decline in value of available-for-sale securities and non-marketable securities below cost as to whether such decline is “other than temporary.”  If a decline is determined to be “other than temporary,” the decline is recorded as a reduction of the cost basis of the security and is included in the statement of operations as an impairment write down of the investment.

  ITEM 3       Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

            We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

            A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of June 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

  PART II – OTHER INFORMATION

  ITEM 1       Legal Proceedings

            In July 2002, we settled a lawsuit related to a contract dispute with Mr. Stephen Beck.  In March 2006, Mr. Beck filed a lawsuit against us alleging breach of contract related to the lawsuit settlement and sought approximately $135,000 in damages, plus the issuance of 12,989 shares of our common stock  plus interest.  During the three months ended March 31, 2006, we issued Mr. Beck 4,011 shares of our common stock related to ongoing negotiations with Mr. Beck.  The value of the shares issued to Mr. Beck was $173,244 and has been included in other income and expenses in the accompanying statement of operations.

            In December 2006, we entered into a settlement agreement and release agreement, as well as irrevocable escrow instructions, to settle the lawsuit filed on March 8, 2006.  As consideration under the settlement, we issued 5,000,000 shares of our common stock to Mr. Beck, with the shares to be held by an escrow agent and distributed to Mr. Beck monthly with a trading limit equal to 8% of the previous month’s trading volume of our common stock, until Mr. Beck has received a total of $800,000.  As we have guaranteed this debt to Mr. Beck in the amount of $800,000, we have recorded a liability as of March 31, 2007 for this amount.  As Mr. Beck receives proceeds from the sale of his shares in to the market, we will reduce our guarantee by that amount.  Additionally during 2006, Mr. Beck was paid $44,000 in cash as part of the settlement.  Furthermore Mr. Beck will have anti-dilution rights on those shares to maintain his percentage ownership for an agreed-upon period of 21 months.  We issued another 5,000,000 shares to Mr. Beck to be held in escrow until the conditions are met with respect to the anti-dilution shares.  On December 27, 2006, we issued 751,193 shares pursuant to the anti-dilution provision in the Beck settlement arrangement.   On April 6, 2007, we issued Mr. Beck additional 1,443,439 shares pursuant to the anti-dilution agreement. As of June 30, 2007, the Company's guarantee to Mr. Beck is $381,412. During the six months ended June 30, 2007, the Company paid Mr. Beck $68,588 and Mr. Beck received approximately $350,000 in proceeds from the sale of Company Stock.

            We have also been named as a defendant in a lawsuit alleging breach of contract due to our failure to pay certain amounts due to a consultant for services.  We assert that the contract was unenforceable due to a number of factors.  Legal counsel has advised us that it is premature to estimate the outcome or the range of damages that may occur if the case is not settled in our favor.

  ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds

            On April 6, 2007, we issued Mr. Stephen Beck 1,446,439 shares of our common stock pursuant to the anti-dilution provision of his settlement agreement with we.

            On April 16, 2007, pursuant to the exercise of warrants we issued 2,250,000 shares of our common stock and received $1,008,000 net of offering costs of $340,000.

            On April 17, 2007, we issued 6,693 shares of our common stock subject to a three year lockup agreement and valued at $319.

            On April 20, 2007, we issued 405,000 shares of our common stock in connection with the exercise of warrants. The 405,000 shares were valued at $587,250 and charged against equity.

            On April 25, 2007, we issued 2,261 shares of our common stock subject to a three year lockup agreement and valued at $107. On April 27, 2007, we issued 30,000 of our common stock shares to a consultant subject to a two year lock up agreement and valued at $36,000.

            On April 27, 2007, we issued 10,000,000 of our common stock in exchange for 3,000,000 common shares of Rocket City Automotive Group, Inc which were valued at $640,500. On April 27, 2007, we issued 7,500,000 shares of our common stock in exchange for 100% of the outstanding stock in Damage Assessment Technologies, Inc. The 7,500,000 shares were valued at $11,250,000 of which $11,000,000 was expensed as in-progress research and development.

            On May 3, 2007, we issued 1,250,000 shares of our common stock to an officer for consulting on we our technology subject to a three year lockup agreement and valued at $1,286,250.

            On May 3, 2007, we issued a total of 2,450,000 shares of our common stock to three consultants subject to three year lockup agreements and valued at $2,510,050.

            On May 3, 2007, we issued 750,000 shares of our common stock to a consultant involved in we our acquisition of Damage Assessment Technologies, Inc. valued at $1,125,000 which was charged against equity.

            On May 11, 2007, we issued 304,000 shares of our common stock for investment relations services pursuant to the terms of the agreement with the consultant. The 304,000 shares were valued at $449,920.

            On May 21, 2007, we issued 644,000 shares of our common stock pursuant to the anti-dilution provision of an agreement  with a consultant.

            On June 11, 2007, we issued 4,000 shares of our common stock pursuant to the terms of an agreement  with an investment relations firm valued at $5,000.

            On June 11, 2007, we issued 250,000 shares of our common stock to a consultant valued at $350,000.

            On June 19, 2007, we issued 2,250,000 shares of our common stock in exchange for the cancellation of $225,000 of debt owed on certain convertible notes.

            On June 21, 2007, we issued 1,000,000 shares to a consultant subject to a three year lockup agreement valued at $47,600.

            On June 27, 2007, we issued 6,412,500 shares of our common stock in exchange for 100% of the outstanding stock of Non-Destructive Assessment Technologies, Inc (“NDTAI”). The 6,412,500 shares were valued at $7,630,875 of which $7,380,875 was expensed as in-progress research and development. As part of the agreement to purchase NDATI, we issued 337,500 shares of our common stock to a consultant valued at $64,463, which was charged against equity.

            For all of the above issuances, we relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Act and/or Rule 506 of Regulation D promulgated pursuant thereto.  We believe that these investors are “accredited investors” under Rule 501 under Regulation D of the Act and had adequate access to information about us.

  ITEM 3       Defaults Upon Senior Securities

            There have been no events which are required to be reported under this Item.

  ITEM 4       Submission of Matters to a Vote of Security Holders

            There have been no events which are required to be reported under this Item.

  ITEM 5       Other Information

            None.

  ITEM 6       Exhibits
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  SIGNATURES

             In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2007	/s/ Robert M. Bernstein
	By:	Robert M. Bernstein
	Its:	President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)