Form 10QSB
period 2007-09-30
MATERIAL TECHNOLOGIES INC /CA/
filed 2007-11-19
CIK 1036668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Issuer’s telephone number, including area code: (310) 208-5589

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

As of November 16, 2007, there were 353,220,225 shares issued, and 133,393,960 shares outstanding, of our Series A common stock and 600,000 shares of Series B common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [_] No [X]

MATERIAL TECHNOLOGIES, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION............................................................................................	3

Item 1. Financial Statements...................................................................................................................	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations................................................................................................................................	4
Item 3. Controls and Procedures...........................................................................................................	13

PART II – OTHER INFORMATION..................................................................................................	14

Item 1. Legal Proceedings.....................................................................................................................	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......................................................	15
Item 3. Defaults Upon Senior Securities.................................................................................................	16
Item 4. Submission of Matters to a Vote of Security Holders..................................................................	16
Item 5. Other Information......................................................................................................................	16
Item 6. Exhibits.....................................................................................................................................	17

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Act of 1933 (the "Act") and the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.”  Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  Our future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

Item 1.     Financial Statements.

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30,
2007

(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$987,284
Marketable securities held for trading	453,181
Marketable securities held for sale	120,000
Investment in certificate of deposits and commercial paper	1,107,681
Accounts receivable	101,920
Inventories	69,266
Prepaid expenses and other current assets	33,315

Total current assets	2,872,647

Property and equipment, net	50,043
Intangible assets, net	3,109
Deposit	2,348

$2,928,147
===============

Continued . . .

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$395,202
Current portion of research and development sponsorship payable	25,000
Related party payable	37,500
Notes payable	66,355

Total current liabilities	524,057

Accrued legal settlenent	480,000
Research and development sponsorship payable, net of current portion	753,112
Notes payable, long-term	209,288
Convertible debentures and accrued interest payable, net of discount
of $1,282,669	1,633,776
Derivative and warrant liabilities	30,571,217

Total liabilities	34,171,450

Minority interest in consolidated subsidiary	825

Commitments and contingencies

Stockholders' deficit:
Class A preferred stock, $0.001 par value, liquidation preference of $720 per share; 350,000 shares authorized; 337 shares issued
and outstanding	-
Class B preferred stock, $0.001 par value, liquidation preference of
$10,000 per share; 15 shares authorized; none issued and
outstanding	-
Class C preferred stock, $0.001 par value, liquidation preference of
$0.001 per share; 25,000,000 shares authorized; 1,517 shares issued
and outstanding	1
Class D preferred stock, $0.001 par value, liquidation preference of
$0.001 per share; 20,000,000 shares authorized; 0 shares issued
and outstanding	-
Class E convertible preferred stock, $0.001 par value, no liquidation preference; 60,000 shares authorized; 55,000 shares issued and
outstanding	55
Class A Common Stock, $0.001 par value, 1,699,400,000 shares
authorized; 353,143,925 shares issued; 133,317,660 shares outstanding	133,318
Class B Common Stock, $0.001 par value, 600,000 shares authorized,
issued and outstanding	600
Warrants subscribed	10,000
Additional paid-in-capital	451,253,901
Deferred Compensation	(158,424,658)
Deficit accumulated during the development stage	(324,148,013)
Treasury stock ( 14,967 shares at cost)	(69,332)

Total stockholders' deficit	(31,244,128)

$2,928,147
===============

See accompanying notes to these unaudited consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

					From October 21, 1983
	For the Three Months Ended		For the Nine Months Ended		(Inception)
	September 30,		September 30,		through
	2007	2006	2007	2006	September 30, 2007

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)		(Restated)	(Restated)
Revenues:
Research and development	$-	$-	$-	$28,846	$5,392,085
Revenue from bridge testing	80,000	-	146,745		263,452
Other	-	-	-	-	274,125

Total revenues	80,000	-	146,745	28,846	5,929,662

Costs and expenses:
Research and development	21,266	258,122	3,533,343	700,247	20,394,366
General and administrative	20,133,368	2,752,551	82,608,673	6,165,472	287,545,971

Total costs and expenses	20,154,634	3,010,673	86,142,016	6,865,719	307,940,337

Loss from operations	(20,074,634)	(3,010,673)	(85,995,271)	(6,836,873)	(302,010,675)

Other income (expense):
Gain on modification of convertible debt	-	-	-	-	586,245
Modification of research and develop- ment sponsorship agreement	-	-	-	-	(5,963,120)
Loss on subcription receivable					(1,368,555)
Interest expense	(423,510)	(933,707)	(2,014,161)	(1,357,635)	(11,380,322)
Other-than-temporary impairment
of marketable securities available for sale	(2,310,000)	-	(10,254,000)	(1,791,300)	(20,039,947)
Net unrealized and realized loss of
marketable securities	(335)	-	(612,553)	(127)	(6,024,218)
Change in fair value of investments
derivative liability	-	162,444	-	162,444	(210,953)
Change in fair value of derivative and
warrant liabilities	(8,414,694)	635,532	14,505,323	6,455,345	23,129,795
Loss on settlement of lawsuits	-	-	-	-	(1,267,244)
Interest income	19,304	10,450	35,270	30,698	441,973
Other	-	-	-	7,008	(25,992)

Other income (expense)	(11,129,235)	(125,281)	1,659,879	3,506,433	(22,122,338)

Loss before provision for income taxes	(31,203,869)	(3,135,954)	(84,335,392)	(3,330,440)	(324,133,013)

Provision for income taxes	-	-	(800)	(800)	(15,000)

Net loss	$(31,203,869)	$(3,135,954)	$(84,336,192)	$(3,331,240)	$(324,148,013)
	==========	==========	==========	==========	============

Per share data:
Basic and diluted net loss per share	$(0.25)	$(4.28)	$(0.83)	$(5.39)
	==========	==========	==========	==========
Weighted average Class A common shares
outstanding - basic and diluted	124,276,444	732,811	101,671,169	618,068
	==========	==========	==========	==========

See accompanying notes to the unaudited consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

					From October 21, 1983
	For the Three Months Ended		For the Six Months Ended		(Inception)
	September 30,		September 30,		through
	2007	2006	2007	2006	September 30, 2007

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Net loss	$(31,203,869)	$(3,135,954)	$(84,336,192)	$(3,331,240)	$(324,148,013)

Other comprehensive loss:
Temporary increase (decrease) in market
value of securities available for sale	-	(20,451)	-	(74,727)	-
Reclassification to other-than-temporary
impairment of marketable securities
available for sale	-	-	-	-	-

	-	(20,451)	-	(74,727)	-

Net comprehensive loss	$(31,203,869)	$(3,156,405)	$(84,336,192)	$(3,405,967)	$(324,148,013)
	==========	==========	==========	==========	============

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From October 21, 1983
	For the Nine Months Ended		(Inception)
	September 30,		through
	2007	2006	September 30, 2007

	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)	(Restated)

Cash flows from operating activities:
Net loss	$(84,336,192)	$(3,331,240)	$(324,148,013)
Adjustments to reconcile net loss to net cash used in
in operating activities:
Gain on modification of convertible debt		-	(586,245)
Impairment loss	19,294,877	1,913,445	21,429,030
Loss on charge off of subscription receivables	-	-	1,368,555
Issuance of common stock for services	19,519,168	3,038,835	216,846,886
Issuance of common stock for modification of			-
research and development sponsorship agreement	-	-	7,738,400
Change in fair value of derivative and warrant liabilities	(14,505,323)	(6,617,789)	(20,894,595)
Net realized loss on marketable securities	612,553	127	4,522,058
Other-than-temporary impairment of marketable
securities available for sale	10,254,000	1,791,300	20,039,947
Shares issued for officer's compensation	45,000,000	-	45,000,000
Legal fees incurred for note payable		-	1,456,142
Accrued interest expense added to principal	-	554,506	1,166,114
Amortization of discount on convertible debentures	1,765,110	763,595	9,830,174
Change in fair value of investments derivative liability	-	-	3,223,323
Accrued interest income added to principal	-	(15,758)	(303,821)
Depreciation and amortization	6,605	6,306	226,808
Other non-cash adjustments		(7,008)	(114,730)
(Increase) decrease in trade receivables	14,787	70,825	(152,248)
(Increase) decrease in inventories	(69,266)	-	(69,266)
(Increase) decrease in prepaid expenses and other			-
current assets	7,659	306,250	241,007
Increase in deposits		-	(2,348)
(Decrease) increase in accounts payable and accrued			-
expenses	(14,942)	1,431	2,563,612

Net cash used in operating activities	(2,450,964)	(1,525,175)	(10,619,210)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	137,174	174,885	3,458,476
Purchase of marketable securities	(302,038)	(5,653)	(2,206,379)
Investment in certificate of deposits and commerical paper	(1,650,000)		(1,650,000)
Redemptions of certificate of deposits and commercial paper	400,000		400,000
Payment received on officer loans	-	-	876,255
Funds advanced to officers	-	-	(549,379)
Purchase of property and equipment	(50,469)	(2,827)	(323,042)
Investment in joint ventures	-	-	(102,069)
Proceeds from foreclosure	-	-	44,450
Proceeds from the sale of property and equipment	-	9,000	19,250
Proceeds from acquisition of subsidiaries	600,000		600,000
Payment for license agreement	-	-	(6,250)

Net cash provided by investing activities	(865,333)	175,405	561,312

Cash flow from financing activities:
Proceeds from the sale of common stock and warrants	4,079,935	913,692	8,964,257
Proceeds from convertible debentures and other
notes payable	200,000	1,066,470	2,047,766
Proceeds from the sale of preferred stock	-	-	473,005
Costs incurred in offerings	-	(22,530)	(487,341)
Capital contributions	-	-	301,068
Purchase of treasury stock	(55,650)	(21,403)	(143,573)
Principal reduction on notes payable	(50,000)	(25,000)	(100,000)
Advances to officers		(5,000)	(5,000)
Payment on proposed reorganization	-	-	(5,000)

Net cash provided by financing activities	4,174,285	1,906,229	11,045,182

Net change in cash and cash equivalents	857,988	556,459	987,284

Cash and cash equivalents, beginning of period	129,296	47,345	-

Cash and cash equivalents, end of period	$987,284	$603,804	$987,284
	============	============	===============

Supplemental disclosure of cash flow information:
Interest paid during the period	$2,669	$2,461
	============	============
Income taxes paid during the period	$800	$800
	============	============

Supplemental disclosures of non-cash investing and financing activities:

2007

During 2007, the Company issued 50,000 shares its Class E Series convertible preferred stock in exchange for recieiving all of the outstanding shares of Stress Analysis Technologies, Inc. ("SATI")
The Company valued the acquisition at $975,000 and charged off $875,000 as it deemed the intangible assets acquired to be fully impaired. In connection with this transaction, the Company issued an additional
5,000 preferred shares valued at $97,500 for fees in connection with the purchase. The $97,500 was was charged to equity.

During 2007, the Company issued 13,912,500 shares its common stock in the acquisition of two subsidiaries.
The assets acquired included $500,000 cash and licenses originally valued at $18,880,875. The Company charged of the full costs assigned to the licenses as being impaired.

During 2007, the Company issued 10,000,000 shares its common stock in exchange for 3,000,000 shares in a company whose shares are traded on the OTO exchange. pink sheets). The Company valued the shares received at $13,832,000 (see Note 3 to the financial statements).

During 2007, the Company issued 10,800,000 shares in escrow pursuant to an agreement it has with its convertible debenture holders. During 2007, 10,050,000 shares of Class A common stock was issued to certain debenture holders in the conversion of $1,005,000 of indebtedness. In addition, for services rendered by certain debenture holders, the amount due on the debentures was increased by $1,100,000.

During 2007, the Company acquired all of the outstanding shares of Bridge Concept Inc, a corporation wholy owned by its chief engineer.
In consideration for the shares received in Bridge, the Company issued 1,500,000 of its common stock and $37,500 which was paid in October 2007. The Company treated the acqusition as a related party transaction and valued the entire acquisition at $39,000. The $39,000 was assigned to the intellectial property of Bridge which was charged off to operations as being impaired at September 30, 2007.

During 2007, the Company issued 2,352,249 shares of its common stock pursuant to anti-dilution provisions in two agreements.

2006

During the nine months ended September 30, 2006, the Company issued 3,416 shares of its Class A common stock in connection with a legal settlment. The shares were valued at $1,024,777.

The Company issued 4,733 shares of its Class A common stock through the conversion of 1,420,000 shares of Class D preferred stock.

Duirng the nine months ended September 30, 2006, the Company issued 83,333 shares in exchange for promisory notes with face values totaling $1,649,600.
The notes bear interest at 6% per annum and are due in one year.
During the nine months ended September 30, 2006, the Company received $316,163 and the related 2,000,000 shares were cancelled. The $999,600 promissory note matures in November 2006.

During the nine months ended September 30, 2006, the Company issued 3,333 shares of its common stock in exchange for the cancellation of its obligation to pay royalties on future sales to
Advances Technology Center (See Note 8). The 3,333 shares were valued at $40,000.

During the nine months ended September 30, 2006, the Company issued 8,333 shares of its common stock in exchange for the cancellation of $100,000 of indebtedness due on a convertible debenture.
During the nine month period, the Company agreed to increase the obligation to the debtholder from $1,331,860 to $2,000,000.

The increase in the amount due pertained to services rendered by the debt holder and for other consideration and was charged to interest expense during the period.

During the nine months ended September 30, 2006, the Company issued 21,500 shares of its common stock in the conversion of indebtedness amounting to $450,697 in accordance with the conversion rates stipulated in the various arrangements.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

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

On March 13, 2003, the Company formed Matech Aerospace, Inc., a Nevada corporation (“Aerospace”).  Aerospace was formed as a wholly owned subsidiary of the Company to advertise, market and sell all manufacturing and marketing rights to the Company’s products and technologies in all commercial markets within the United States.  During 2003, Aerospace sold shares of its common stock to investors.  As of September 30, 2007, the Company holds a 99% interest in Aerospace.  At the present time, there is no activity in Aerospace and the Company does not anticipate nor reasonably foresee any business activity in Aerospace in the near future.

On August 18, 2006, the Company acquired 100% of the issued and outstanding stock of Materials Monitoring Technologies, Inc., (“Monitoring”) which was organized in the State of Florida on August 1, 2006.  On the acquisition date, Monitoring had $500,000 in cash, a license to utilize patented technology relating to the structural health monitoring of bridges and railroads, and an agreement with a consultant to provide services associated with the development, application, and testing of the licensed technology through August 2007 (see Note 4).  As Monitoring had no customers, expenses, or operations, the acquisition of Monitoring was treated as an acquisition of assets of $500,000 in cash and $2,134,153 for intellectual property for 125,436 shares  (pre-split) of common stock.  The $2,134,153 was charged to operations as the value of the intellectual properties was deemed by management to be impaired.

On January 26, 2007, the Company acquired 100% of the issued and outstanding stock of Stress Analysis Technologies, Inc. (“SATI”), which was organized in the State of Florida on October 19, 2006.  In consideration for the SATI shares received, the Company issued 50,000 shares of

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION, continued

its Class E convertible preferred stock which has a stipulated value of $975,000 (see Note 9). On the acquisition date, SATI had $100,000 in cash and a license to utilize patented technology relating to the structural monitoring of bridges.  Under the terms of the license, royalties and fees are due on revenue generated through the utilization of the licensed technology. The license expires on January 23, 2023. As SATI had no customers, expenses, or operations, the acquisition of SATI was treated as an acquisition of assets of $100,000 in cash and $875,000 was charged to operations as management deemed the underlying value of the license to be impaired.

On April 30, 2007, the Company acquired 100% of the issued and outstanding stock of Damage Assessment Technologies, Inc., (“DATI”) which was organized in the State of Florida on April 23, 2007.  On the acquisition date, DATI had $250,000 in cash, a license to utilize patented technology relating to the damage assessment, and an agreement with a consultant to provide services associated with the development, application, and testing of the licensed technology through August 2007 (see Note 5).  As DATI had no customers, expenses, or operations, the acquisition of DATI was treated as an acquisition of assets of $250,000 in cash and $11,000,000 of intellectual property for 7,500,000 shares of common stock.  The $11,000,000 value assigned to the intellectual properties was deemed impaired by management and charged to operations.

On June 28, 2007, the Company acquired 100% of the issued and outstanding stock of Non-Destructive Assessment Technologies, Inc., (“NDATI”) which was organized in the State of Florida on May 24, 2007.  On the acquisition date, NDATI had $250,000 in cash, a license to utilize patented technology relating to the damage assessment, and an agreement with a consultant to provide services associated with the development, application, and testing of the licensed technology through August 2007 (see Note 4).  As NDATI had no customers, expenses, or operations, the acquisition of NDATI was treated as an acquisition of assets of $250,000 in cash and $7,380,876 of intellectual property for 6,412,500 shares of common stock.  The $7,380,876 assigned to the intellectual properties was deemed impaired by management and charged to operations.

On September 28, 2007, the Company acquired from its chief engineer 100% of the issued and outstanding stock of Bridge Testing Concepts, Inc. (“BTCI”), which was organized in the State of California on July 30, 2007. On the date of acquisition, BTCI's sole asset consisted of technology relating to the testing of fatigue on bridges. In consideration for the shares of BTCI, the Company issued 1,500,000 shares of its common stock and paid $37,500 in October 2007. The Company treated the acquisition as a related party transaction and valued the shares at par. The total purchase price of $39,000 was assigned to the intellectual property received. Management deemed the value of the technology to be impaired and charged the $39,000 to operations.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION, continued

Unless otherwise noted, common stock refers to the Company’s Class A common stock.

Effective November 8, 2006, the Company declared a 1-for-300 reverse split of the Company’s Class A common stock.  All share amounts and per share amounts have been adjusted throughout the financial statements for this reverse stock split.

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These interim consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Operating results for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Going Concern

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (October 21, 1983).  In addition, the Company has used substantial amounts of working capital in its operations.  Further, at September 30, 2007, deficit accumulated during the development stage amounted to approximately $324,148,013.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION, continued

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the Company’s ability to meet its financing requirements and the success of its future operations.  During 2007, the Company received approximately $4,000,000 (net of offering costs) through the issuance of 10,650,000 shares of its common stock and exercise of warrants and received $600,000 through the acquisitions of three wholly owned subsidiaries as discussed above.  The Company plans to continue raising funds through the sale of its common stock through private offerings which management expects to continue throughout 2007. The Company has commenced to market its current technologies while continuing to develop new methods and applications.

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

Restatement of Financial Statements

In valuing previous periods' non-cash security transactions, the Company utilized discounts to the respective share’s trading prices which it has determined are without foundation. In addition, the Company has also adjusted its derivative liabilities to fair value.  Therefore, it has restated its 2005, 2006 and prior 2007 financial statements eliminating all discounts. The net effect of the restatements was to increase is accumulated deficit at June 30, 2007 from $100,909,477 to $292,944,478 (see Note 12).

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying financial statements include the accounts and transactions of Material Technologies, Inc., its wholly owned subsidiaries, Matech International, Inc. (“International”), Materials Monitoring Technologies, Inc. (“Monitoring”), Stress Analysis Technologies, Inc. (“SATI”), Damage Assessment Technologies, Inc. (“DATI”), Non-Destructive Assessment Technologies, Inc. (“NDATI”), Bridge Testing Concepts, Inc. (“BTCI”) and its substantially owned subsidiary Matech Aerospace, Inc., (“Aerospace”).  Intercompany transactions and balances have been eliminated in consolidation.  The minority owners’ interests in a subsidiary have been reflected as minority interest in the accompanying consolidated balance sheet.

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

For The Three Months and Nine Months Ended September  30, 2007 and 2006

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

The allowance for doubtful accounts is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  As of September, 2007, management believes all accounts receivable are collectible.  Accordingly, no allowance for doubtful accounts is included in the accompanying consolidated balance sheet.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of September 30, 2007, the Company does not believe there has been any impairment of its long-lived assets.

Intangible Assets

Intangible assets consist of patents, license agreements and website design costs and are recorded at cost.  Patents and license agreements are amortized over 17 years and website design costs are amortized over five years.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the carrying values of intangible assets are evaluated for impairment annually or whenever events or changes in circumstances indicate that the historical cost carrying value may no longer be appropriate.  As of September 30, 2007, the Company deemed all of its acquired licenses to be impaired and have charged the total cost assigned of $19,294,875 to operations.

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

For The Three Months and Nine Months Ended September  30, 2007 and 2006

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

Derivative Financial Instruments

In the case of non-conventional convertible debt, the Company bifurcates its embedded derivative instruments and records them under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.  The Company’s derivative financial instruments consist of embedded derivatives related to the non-conventional notes (“Notes”) entered into with Golden Gate Investors (“GGI”) and Palisades Capital, LLC or its registered assigns (“Palisades”) (see Note 7).  These embedded derivatives include the conversion features, liquidated damages related to registration rights, warrants issued and default provisions.  The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.  Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge.  If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

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

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Research and Development

The Company expenses research and development costs as incurred.

Basic & Diluted Net Loss per Share

The Company adopted the provisions of SFAS No. 128, Earnings Per Share (“EPS”).  SFAS No. 128 provides for the calculation of basic and diluted earnings per share.   Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the nine  months ended September 30, 2007 and 2006, basic and diluted loss per share are the same.  Since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included.  If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 139,822,286 and 119,148,830, for the three and nine months ended September 30, 2007 and 1,146,667 and 1,033,333 for the three and nine months ended September 30,  2006.  Such amounts include shares potentially issuable pursuant to shares held in escrow (see Note 9), convertible debentures (see Note 7), and outstanding options and warrants (see Note 9).

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

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

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock-Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

As of September 30, 2007, the Company had no options outstanding.

Concentrations of Credit Risk

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000.  From time to time, the Company’s cash balances exceed the amount insured by the FDIC.  Management believes the risk of loss of cash balances in excess of the insured limit to be low.

During the nine months ended September 30, 2007, the Company’s revenues were generated from three customers. During the nine months ended September 30, 2006, the Company’s revenues were generated from one customer.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 3 – INVESTMENTS

Rocket City

In April 2007, the Company issued 10,000,000 shares of its common stock in exchange for 3,000,000 common shares of Rocket City Automotive Group, Inc. In August 2007, Rocket City declared a 40:1 reverse stock split. The Company initially valued the 3,000,000 shares received at $10,374,000.  As of September 30, 2007, the market value of the 175,000 (post-split) shares of Rocket City amounted to $120,000. The Company deemed the $10,254,000 decline in value to be permanent and has charged the full amount to operations. The Company and Rocket City agreed in November 2007 to rescind the transaction.

Birchington

In 2005, the Company entered into two agreements (the “Birchington Agreements”) with Birchington Investments Limited (“Birchington”), a corporation organized under the laws of the British Virgin Islands.  The Company reviewed the recorded value of the Birchington shares for impairment as of December 31, 2006, pursuant to EITF 03-1 and determined that the Company’s investment in Birchington had no value. During the nine months ended September 30, 2007, there has been no change to the status of this investment.

Mutual Funds

As of September 30, 2007, the Company’s investments in open-end mutual funds approximate their cost of $300,000.  The Company considers its investments in this account as being held for trading.  During the nine month period ending September 30, 2007, the Company purchased $302,038 and sold $137,174 of this investment with no gain or loss.

Bond

In May 2007, the Company purchased a bond with a face value of $150,000. The bond matures on October 1, 2007 and bears interest at an annual rate of 5.25%. The Company considers its investment as being held for trading.  During the nine-months ended September 30, 2007, the Company accrued $2,999 on this investment which was credited to operations.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 3 – INVESTMENTS, continued

Investments as of September 30, 2007 are as follows:

	Adjusted Cost	Unrealized Loss	Fair Value
Marketable trading securities	$453,181	-	$ 453,181
Marketable securities held for sale	$120,000		$ 120,000
Non-marketable securities – Birchington	$ -	-	$ -

Certificate of Deposits

During the three months period ended September 30, 2007, the Company invested in $150,000 in a certificate of deposit bearing interest at an annual rate of 5.25%. The certificate matures on October 25, 2007. Also during the three months ended September 30, 2007, $250,000 of certificate of deposits matured. As of September 30, 2007, the Company’s investment in certificate of deposits including accrued interest totaled $457,530 of which $153,181 is included in investments held for trading. Interest on the certificate of deposits held accrues at an annual rate of 5.25% with maturity dates ranging in October 2007 to November 2007. During the nine-months ended September 30, 2007, the Company earned $5,439 on these investments which was credited to operations.

Commercial Paper

During the third quarter 2007, the Company invested $1,200,000 in a bank’s commercial paper. The $1,200,000 accrues interest at rates ranging from 4.7% to 4.8% and matures on various dates through February 2008. As of September 30, 2007, accrued interest on these investments totaled $4,980 which was credited to operations. Of the $1,204,980 held at September 30, 2007, $401,648 is considered to be a cash equivalent and is included in cash and cash equivalents on the balance sheet.

NOTE 4 - INVENTORIES

Inventories at September 30, 2007 consist of the following:

          Work in process                       $55,203
          Finished goods                           14,063
                                                          $69,266
                                                          ======

Inventories consist of sensors and other parts used in the Company’s bridge testing operations.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 5 – LICENSE AGREEMENTS

University of Pennsylvania

In 1993, the Company entered into a license agreement with the University of Pennsylvania (the “University”) for the development and marketing of EFS.

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

In 2006, the Company and the University agreed to modify the terms of the license and sponsorship agreements and related obligation.  The modification of the license agreement increased the University's royalty to 7% of the sale of related products and provided for the issuance of additional shares of the Company's common stock to equal 5% of the outstanding stock of the Company as of the effective date of the modification, subject to anti-dilution adjustments.  The modification of the sponsorship agreement included paying the University 30% of any amounts raised by the Company in excess of $150,000 (excluding amounts received on government grants or contracts) up to the amount owing to the University.

The parties agreed that the balance owed on the sponsorship agreement was $200,000 and commencing September 30, 1997, the balance accrued compound interest at a rate of 1.5% per month (19.6% effective annual rate) until maturity on December 16, 2001, when the loan balance and accrued interest became fully due and payable.

In August 2005, the parties entered into an agreement (the “Workout Agreement”) that again modified the terms of the Company’s obligation under the sponsorship agreement.  Pursuant to the Workout Agreement, retroactive to January 1, 2005, interest will be charged only on the December 31, 2004 balance of $760,831 (“Remaining Obligation”) at a monthly rate of 0.5% simple interest.  The Company is obligated to pay $25,000 annually due on the anniversary date of the Workout Agreement.  Further, the Company is also obligated to pay within ten days

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 5 – LICENSE AGREEMENTS, continued

following the filing of the Company’s Forms 10-QSB or 10-KSB an amount equal to 10% of the Company’s operating income (as defined) as reflected in the quarterly and annual filings.  Under the revised terms of the Workout Agreement, the Company’s CEO’s annual cash salary is capped at $250,000.  The Company agreed to pay the University an amount equal to any cash salary paid to Mr. Bernstein in excess of the $250,000, which will be credited against the Remaining Obligation.  In accordance with the terms of the Workout Agreement, the Company issued 15,173 (pre split) shares of its common stock to the University in September 2005, representing 5.25% of the Company’s outstanding shares as of the date of the Workout Agreement.  The University cannot sell the shares for 18 months.  The Company valued the shares at $5,963,120, which was charged to operations as other expense as a modification of its research and development sponsorship agreement.

Interest expense charged to operations for the three months and nine months ended September 30, 2007 and 2006 amounted to $9,993 and $9,993, and $29,656 and $24,659, respectively.  The balance of the obligation (including accrued interest) at September 30, 2007 was $778,112 and is reflected in research and development sponsorship payable in the accompanying consolidated balance sheet.  The current portion represents the minimum annual payment under the Workout Agreement, while the remaining balance is reflected as non-current as the Company does not expect to be required to make additional payments during the next twelve months.

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 5 – LICENSE AGREEMENTS, continued

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

ISIS Innovation Limited (“ISIS”)

In the 2007 acquisition of SATI, the Company acquired a license to develop and market the patented process known as “X-Ray diffraction method." Under the terms of the exclusive license with ISIS Innovation Limited, the licensor was granted back the right to utilize the process on a perpetual, royalty-free basis. The licensee is responsible for all costs associated with maintaining and protecting the patent. In the case of sub-licensees, the Company must pay ISIS 25% of any income, revenue, or other financial consideration received on any sublicense including but not limited to, advance payments, license issue fees, license maintenance fees, and option fees, In addition, a 2.5% royalty on net sales is due with minimum royalties as follows:

Year beginning

   January 29, 2010                                                               $21,000
   January 29, 2011                                                               $32,000
   January 29, 2012                                                               $42,000

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 5 – LICENSE AGREEMENTS, continued

Iowa State University Research Foundation (“ISURF”)

In the 2007 acquisition of NATI, the Company acquired a license to develop and market the patented process known as “Nondestructive evaluation and stimulate industrial innovation.” Under the terms of the non-exclusive license with ISURF, the Company is required to develop products for sale in the commercial market and to provide ISURF with a development plan and bi-annual development report until the first commercial product sale. The Company has the right to sublicense the patented process to third companies, but is required to pay a royalty fee of 25% of amounts earned by the Company under the sublicenses. For each product sold under the license, the Company is required to pay ISURF a royalty equal to 3% of the selling price with the following minimum royalty payments:

Year beginning

   January 1, 2009                                                                 $10,000
   January 1, 2010                                                                 $20,000
   January 1, 2011 and each year thereafter                            $30,000

NOTE 6 – NOTES PAYABLE

On May 27, 1994, the Company borrowed $25,000 from a shareholder.  The loan is evidenced by a promissory note bearing interest at 6.5%.  The note is secured by the Company’s patents and matured on May 31, 2002.  The loan has not been paid and is now in default.  As additional consideration for the loan, the Company granted to the shareholder a 1% royalty interest in the Fatigue Fuse and a 0.5% royalty interest in EFS (see Note 8).  The balance due on this loan as of September 30, 2007 was $56,355.  Interest charged to operations for the three months ended September 30, 2007 and 2006 amounted to $406 and $406, respectively.  Interest charged to operations for the nine months ended September 30, 2007 and 2006 amounted to $811 and $811, respectively.

In October 1996, the Company borrowed $25,000 from an unrelated third party.  The loan bears interest at an annual rate of 11% and matured on October 15, 2000.  The Company issued warrants to the lender for the purchase of one share of the Company’s common stock at a price of $300 per share.  The loan and was paid off April 2007.  Interest charged to operations for the three months ended September, 2007 and 2006 amounted to $9 and $685, respectively.  Interest charged to operations for the six months ended September 30, 2007 and 2006 amounted to $697 and $1,375, respectively.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 6 – NOTES PAYABLE – continued

On April 28, 2003, the Company borrowed $10,000 from an unrelated third party.  The loan is unsecured, non-interest bearing and due on demand.

On March 5, 2007, the Company borrowed $200,000 from a shareholder. The loan is evidenced by an unsecured promissory note which is assessed interest at an annual rate of 8%. The note matures on March 5, 2009 when the principal and accrued interest becomes fully due and payable. The balance of the loan including accrued interest at September 30, 2007 is $209,288.  Interest charged to operations for the three months ended September 30, 2007 and 2006 amounted to $4,136 and $0, respectively.  Interest charged to operations for the nine months ended September 30, 2007 and 2006 amounted to $9,288 and $0, respectively.

NOTE 7 – CONVERTIBLE DEBENTURES

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 7 – CONVERTIBLE DEBENTURES, continued

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 7 – CONVERTIBLE DEBENTURES, continued

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

During the nine months ended September 30, 2007, $1,005,000 of indebtedness was cancelled in exchange for the issuance of 10,050,000 shares of the Company’s common stock. In addition, the indebtedness was increased during the nine month period by $1,100,000 in exchange for the settlement on behalf of the Company of various obligations it owed to consultants.  In these transactions, the Company charged to operations consulting fees totaling $4,050,000 with an offset to equity of the same amount. The $4,050,000 represents the value of the shares issued in excess of the agreed upon increase in indebtedness.

The balance of the Debenture, including accrued interest, at September 30, 2007 was $1,559,165 (net of unamortized discount of $1,266,002).  Interest charged to operation on the face amount of the debentures was $71,605 and $441,992 (including a reduction in the discount for conversion of indebtedness) for the three months ended September 30, 2007 and 2006, respectively. Interest charged to operation for the nine months ended September 30, 2007 and 2006 amounted to $201,773 and $509,791, respectively. Amortization expense of the discount also charged to operations as interest expense during the three months ended September 30, 2007 and 2006 amounted to $330,697 and $441,993, respectively. Amortization expense charged to operations.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 7 – CONVERTIBLE DEBENTURES, continued

as interest expense during the nine months ended September 30, 2007 and 2006 amounted to $1,755,111 and $509,791, respectively.

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares.  The debt can be converted into common stock at a conversions price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate.  Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability. The derivatives were valued primarily using a market capitalization method, as the number of warrants issued in the modification exceeded 20% of the then outstanding and trading shares of the Company’s common stock.

In addition, since the convertible debenture is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock.  Therefore, the warrants issued in connection with this transaction are shown as a liability.

At September 30, 2007, the fair value of the warrant and conversion derivative liabilities were $12,983,300 and $17,516,038, respectively.

GGI

To obtain funding for ongoing operations, the Company entered into a Securities Purchase Agreement (the “SPA”) and various amendments to the SPA with Golden Gate Investors, Inc. (“GGI”) on December 16, 2005 for the sale of (i) $40,000 in unsecured convertible debentures (the “Notes”) and (ii) warrants to purchase 13,333 shares of the Company’s common stock.

The Notes bear interest at 5.25% per annum, mature three years from the date of issuance and are convertible into the number of shares of the Company’s common stock equal to the dollar amount of the Notes being converted multiplied by 110, less the product of the conversion formula multiplied by 100 times the dollar amount of the Notes being converted, which is divided by the conversion formula.  The conversion formula is the lesser of (i) $210, (ii) 80% (the “Discount Multiplier”) of the average of the three lowest volume weighted average prices during the twenty trading days prior to the conversion or (iii) 80% of the volume weighted average price on the trading day

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 7 – CONVERTIBLE DEBENTURES, continued

prior to the conversion.  Accordingly, there is no limit on the number of shares into which the Notes may be converted.  The Company has agreed to register the shares that may be issued upon conversion of the Notes and exercise of the related warrants.

Beginning in the first full calendar month after the registration statement is declared effective, GGI had agreed to convert at least 5%, but no more than 10% of the face value of the Notes into shares of the Company’s common stock.  If GGI converts more than 5% of the Notes in any calendar month, the excess over 5% shall be credited against the subsequent month’s minimum conversion amount.  If GGI fails to convert at least 5% of the face amount of the Notes in any given calendar month, GGI will not be entitled to collect interest on the Notes for that month.  If the volume weighted average price of the Company’s common stock is below $60, the Company shall have the right to prepay that portion of the Notes that GGI is required to convert, plus any accrued but unpaid interest at 130% of such amount.  If at any time during the calendar month, the volume weighted average price is below $30, GGI shall not be obligated to convert any portion of the Notes during that month.

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 7 – CONVERTIBLE DEBENTURES, continued

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 7 – CONVERTIBLE DEBENTURES, continued

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

In May 2006, the Company entered into an addendum to the GGI Notes.  Per the terms of the agreement, the debenture amount was increased from $40,000 to $1,000,000, and upon notification that the registration statement for the Conversion Shares (as defined in the agreement) has been filed with the SEC, GGI shall advance the Company an additional $20,000.  Additionally, upon the effective registration of the underlying shares, the Company shall issue 66,667 registered shares to be held in escrow and GGI shall transfer the Company the remaining debenture balance.  The agreement modified the terms of the conversion as follows:

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 7 – CONVERTIBLE DEBENTURES, continued

  If GGI elects to convert a portion of the Notes and, on that day the election is made, the volume weighted average price is $96 or higher, the Discount Multiplier shall be 72%.

The original 13,333 warrants issued were cancelled.  In May 2006 and in connection with the modification of the GGI Notes, the Company issued to GGI 166,667 warrants to purchase common stock at a price of $3 per share, provided, however, in no event will the exercise price be lower or higher than the lowest price at which the Company sells any common stock (through direct issuance, conversion of debentures, etc, but not including stock issued for services) during the 30 days prior to the exercise date.  GGI has agreed to exercise the warrant shares at a rate of at least 4,167 shares per week once the registration statement has been declared effective.  Also, beginning in the first full calendar month after the registration of the underlying shares is declared effective, GGI must convert at least 10%, but no more than 40%, of the face value of the Notes per calendar month into common shares of the Company, provided that the common shares are available, registered and freely tradeable.  The Company may reduce the monthly maximum figure from 40% to 6% for any three calendar months (but not two consecutive calendar months) during the term of Notes by giving written notice at least 10 business days prior to the first applicable month.  GGI and the Company shall enter into three additional $1,000,000 convertible debentures, each with the same terms as above.  The agreement also allows the Company to register up to an additional 66,667 shares for sale or issuance to parties other than GGI in the registration statement.

As a result of the modification of the debt, the Company recognized a gain on the debt extinguishment for the difference between the fair value of the Notes and warrant and derivative liabilities immediately before the modification and after the modification as part of the change in fair value of derivative and warrant liabilities.

The balance of the Debenture, including accrued interest, at September 30, 2007 was $74,612 (net of unamortized discount of $16,667).  Interest expense on the Debentures for the three months ended September 30, 2007 and 2006, excluding amortization of the discount, was $1,202 and $1,191, respectively. Interest expense on the Debentures for the nine months ended September 30, 2007 and 2006, excluding amortization of the discount, was $3,357 and $,2456, respectively. Amortization of the discount for the three months ended September 30, 2007 and 2006 which was charged to operations as interest expense amounted to $3,333 and $3,333, respectively. Amortization of the discount for the nine months ended September 30, 2007 and 2006 which was charged to operations as interest expense amounted to $9,999 and $9,999, respectively,

At September 30, 2007, the fair value of the warrant and conversion derivative liabilities were $26,300 and $45,579, respectively.

In relation to both the convertible notes mentioned above, during the nine month period ended September, 2007, the Company took a charge to earnings of $14,505,323 as a result of adjusting the warrant and derivative liabilities to fair value.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Royalties

On December 24, 1985, to provide funding for research and development of the Fatigue Fuse, the Company entered into various agreements with the Tensiodyne 1985-I R & D Partnership (the “Partnership”).  These agreements were amended on October 9, 1989, and under the revised terms, obligated the Company to pay the Partnership a royalty of 10% of future gross sales.  The Company's obligation to the Partnership is limited to the capital contributed to it by its partners of approximately $912,500 plus accrued interest.

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

A summary of royalty interests that the Company has granted and are outstanding as of September  30, 2007 follows:

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 8 – COMMITMENTS AND CONTINGENCIES – continued

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 8 – COMMITMENTS AND CONTINGENCIES - continued

In December 2006, the Company entered into a settlement agreement and release agreement, as well as irrevocable escrow instructions, to settle the lawsuit filed on March 8, 2006.  As consideration under the settlement, the Company issued 5,000,000 shares of its common stock to Mr. Beck, with the shares to be held by an escrow agent and distributed to Mr. Beck monthly with a trading limit equal to 8% of the previous month’s trading volume of the Company’s common stock, until Mr. Beck has received a total of $800,000.  As the Company has guaranteed this debt to Mr. Beck in the amount of $800,000, the Company originally recorded a liability for this amount at the time of the settlement.  As Mr. Beck receives proceeds from the sale of his shares in to the market, the Company is reducing its guarantee by that amount.  Additionally during 2006, Mr. Beck was paid $44,000 in cash as part of the settlement.  Furthermore Mr. Beck will have anti-dilution rights on those shares to maintain his percentage ownership for an agreed-upon period of 21 months.  The Company issued another 5,000,000 shares to Mr. Beck to be held in escrow until the conditions are met with respect to the anti-dilution shares.  On December 27, 2006, the Company issued 751,193 shares pursuant to the anti-dilution provision in the Beck settlement arrangement.   On April 6, 2007, the Company issued Mr. Beck additional 1,443,439 shares pursuant to the anti-dilution agreement. As of September 30, 2007, the Company’s guarantee to Mr. Beck is $230,000. During the nine months ended September 30, 2007, Company paid Mr. Beck $68,588 and Mr. Beck received approximately $501,442 in proceeds from the sale of Company stock. The Company is recognizing to income the proceeds received by Mr. Beck on the sale the stock he owns in the Company.

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

Consulting agreement

In May 2007, the Company entered into an agreement with a investment relations firm for services. Under the one year agreement, the Company agreed to pay $12,000 and issue 4,000

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 8 – COMMITMENTS AND CONTINGENCIES - continued

shares of its common stock on a monthly basis. The agreement also required the Company to issue 300,000 shares of its common stock to the consultant at the commencement of the contract term. The Company is valuing the 4,000 shares issued each month at the fair value of the shares at the date of issuance. During the nine months ended September 30, 2007, the Company valued the 320,000 shares issued to the consultant at $472,640, which was charged to operations.

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 9 – STOCKHOLDERS' EQUITY, continued

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

Class C Preferred Stock

Each shareholder of Class C preferred stock is entitled to receive a cumulative dividend of 8% per annum for a period of two years.  Dividends do not accrue or are payable except out of earnings before interest, taxes, depreciation and amortization.  At September 30, 2007, no dividends are payable to Class C preferred shareholders.  Holders of the Class C preferred stock are junior to holders of the Company’s Class A and B preferred stock, but hold a higher position than common shareholders in terms of liquidation rights.  Holders of Class C preferred stock have no voting rights.  Holders of Class C preferred stock have the right to convert their shares to common stock on a 300-to-1 basis.

The Company requires an approval of at least two-thirds of the holders of Class C preferred shareholders to alter or change their rights or privileges by way of a reverse stock split, reclassification, merger, consolidation or otherwise, so as to adversely affect the manner by which the shares of Class C preferred stock are converted into common shares.

Class D Preferred Stock

Holders of Class D preferred stock have a $0.001 liquidation preference, no voting rights and are junior to holders of all classes of preferred stock but senior to common shareholders in terms of liquidation rights.  Class D preferred stockholders are entitled to dividends as declared by the Company’s Board of Directors, which have not been declared as of September 30, 2007.  Holders of Class D preferred stock have the right to convert their shares to common stock on a 300-to-1 basis. As of September 30, 2007, there were no Class D Preferred shares outstanding.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 9 – STOCKHOLDERS' EQUITY, continued

Class E Convertible Preferred Stock

On January 26, 2007, the Company amended its certificate of incorporation by filing a certificate of designation of rights, preferences, privilege and restrictions of the Company’s new created Class E convertible preferred stock.  The Company has authorized 60,000 shares, each with an original issue price of $19.50 per share.  In each calendar quarter, the holders of the then outstanding Class E Convertible Preferred Stock shall be entitled to receive non-cumulative dividends in an amount equal to 5% of the original purchase price per annum. All dividends may be accrued by the Corporation until converted into common shares. After one year from the issuance date, the holders of Class E convertible preferred stock have the right to convert the preferred shares held into shares of the Company’s common stock at the average closing bid price of the ten days prior to the date of conversion. Class E Preferred Shares of Class E Preferred have no liquidation preference, and has ten votes per share.

In connection with the acquisition of SATI, the Company issued 50,000 shares of Class E convertible preferred which were valued at the shares original purchase price of $19.50 per share. The Company also issued an additional 5,000 shares to a consultant in connection with the SATI acquisition, which were valued at $97,500 and charged to equity as costs of the offering.

Class A Common Stock

The holders of the Company's Class A common stock are entitled to one vote per share of common stock held.

During the nine months ended September 30, 2007, the Company issued 60,538,645 and cancelled 400,000 shares of its common stock for the following:

a)	2,500,000 units through a private offering at a price of $.40 per unit. Each unit consists of one share of the Company’s common stock and a warrant to purchase one share of the Company common stock at a price of $.60 per share. The warrants expire in 2010. In connection with the offering, the Company paid $238,065 and issued warrants to consultants to purchase of 2,118,334 the Company’s common stock also a price per share of $.60. The warrants expire in 2010.

b)	2,250,000 shares of its common stock through the exercise of warrants at a price of $.60 per share. The Company received $1,350,000 of which $342,000 was paid in offering costs.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 9 – STOCKHOLDERS' EQUITY, continued

c)	2,250,000 shares of its common stock through the exercise of warrants at a price of $.60 per share. The Company received $1,350,000 of which $186,458 was paid in offering costs.

d)	2,228,000 shares of its common stock through a Regulation S offering at a price of $.65 per share. The Company received $1,448,200 of which $662,595 was paid in offering costs.

e)	1,430,000 shares of its common stock through a Regulation S offering at a price of $.50 per share. The Company received $715,000 of which $354,147 was paid in offering costs.

f)	10,000,000 shares of common stock in exchange for 3,000,000 common shares of Rocket City Automotive Group, Inc.

g)	7,500,000 shares of common stock in exchange for 100% of the outstanding stock in Damage Assessment Technologies, Inc.

h)	6,412,500 shares of common stock in exchange for 100% of the outstanding stock in Non-Destructive Assessment Technologies, Inc.

i)	14,323,206 shares of common stock in exchange for consulting and other services valued at $19,519,168.

j)	1,507,500 shares of common stock to services rendered in the Company’s various offerings and acquisitions. The 1,507,500 shares were valued at $1,807,463 and charged to equity.

k)	8,050,000 shares of common stock in consideration for the cancellation of $805,000 of convertible debt.

l)	2,087,439 shares of common stock pursuant to anti-dilution provisions in two settlement agreements.

m)	In exchange for increasing its indebtedness due by the Company by $600,000, Palisades returned to the Company 1,000,000 shares of the Company's common stock which were then issued to a consultant. The shares issued to the consultant were valued at $2,800,000 which was charged to operations.

Also during the nine month period, 400,000 shares of common stock were returned to treasury and subsequently cancelled.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 9 – STOCKHOLDERS' EQUITY, continued

From time to time, the Company issues its common shares and holds the shares in escrow on behalf of another party until consummation of certain transactions.  The following is a reconciliation of shares issued and outstanding as of September 30, 2007:

            Issued shares                                                                                        353,143,925

            Less shares held in escrow:
                  Shares issued to the Company and held in escrow                              (4,014,897)
                  Shares held in escrow pursuant to agreement debenture
                     Holders                                                                                          (8,000,000)
                  Shares held as collateral for potential debt financing                        (200,000,000)
                  Contingent shares held related to the Beck settlement
                     for antidilution purposes (see Note 7)                                              (7,805,368)
         Other                                                                                                                (6,000)
                                                                                                                       (219,826,265)

Outstanding shares (including shares committed)                                                133,317,660
                                                                                                                        =========

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 9 – STOCKHOLDERS' DEFICIT, continued

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

2007

On January 9, 2007, the Company issued 20,000 shares of its common stock for services rendered in connection with its bridge testing which were valued at $46,000. On January 9, 2007, the Company issued 5,000 shares of its common stock for legal services valued at $11,500. On January 10, 2007, the Company issued 1,800,000 shares in consideration for the cancellation of $180,000 of convertible debt. On January 16, 2007, the Company issued 20,000 shares of its common stock to two consultants for services rendered valued at $45,000.  On January 22, 2007, the Company issued 30,000 shares of its common stock to two consultants for services rendered valued at $58,500. On February 1, 2007, the Company issued 10,000 shares of its common stock to a consultant for services rendered valued at $20,500.   On February 2, 2007, the Company issued 4,000,000 shares in consideration for the cancellation of $400,000 of convertible debt. On February 7, 2007, the Company issued 15,000 shares of its common stock for legal services in connection with its private offering valued at $33,750. On February 14, 2007, the Company issued 20,000 shares of its common stock for services rendered in connection with its bridge testing which were valued at $44,000. On February 28, 2007, the Company issued 350,000 shares of its common stock to two consultants for services rendered subject to three year lock up agreement which were valued at $507.500. Also on February 28, 2007, the Company issued 300,000 shares of its common stock for accounting services subject to a three year lockup agreement which were valued at $435,000. On March 2, 2007, the Company issued 26,000 shares of its common stock for services rendered in connection with its bridge testing which were valued at $41,600. On March 2, 2007, the Company issued 20,000 shares of its common stock to two consultants for services rendered valued at $32,000.  On March 6, 2007, the Company issued 1,002,000 shares of its common stock to two consultants subject to three year lockup agreements for services rendered valued at $641,280.  On March 9, 2007, the

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 9 – STOCKHOLDERS' DEFICIT, continued

Company issued 56.667 shares of its common stock to two consultants subject to three year lockup agreements for services rendered valued at $71,967.

On March 12, 2007, the Company issued 150,000 shares of its common stock to a consultant subject to three year lockup agreement for services rendered valued at $217,500.  On March 16, 2007, the Company issued 3,333 shares of its common stock to a consultant subject to three year lockup agreement for services rendered valued at $4,963. On March 19, 2007, 50,000 shares of common stock were returned and subsequently cancelled.  On March 19, 2007, the Company issued 50,000 shares of its common stock to a consultant subject to three year lockup agreement for services rendered valued at $77,500.  On March 27, 2007, the Company issued 169,300 shares of its common stock to two consultants subject to three year lockup agreements for services rendered valued at $279,345.

On April 6, 2007, the Company issued Mr. Stephen Beck 1,446,439 shares of its common stock pursuant to the anti-dilution provision of his settlement agreement with the Company. On April 17, 2007, the Company issued 6,693 shares of its common stock subject to a three year lockup agreement and valued at $10,040. On April 20, 2007, the Company issued 405,000 shares of its common stock in connection with the exercise of warrants to purchase 2,250,000 shares of the Company’s common stock,. The 405,000 shares were valued at $587,250 and charged against equity. On April 25, 2007, the Company issued 2,261 shares of its common stock subject to a three year lockup agreement and valued at $3,346. On April 27, 2007, the Company issued 30,000 of its common stock shares to a consultant subject to a two year lock up agreement and valued at $45,000. On April 27, 2007, the Company issued 10,000,000 of its common stock in exchange for 3,000,000 common shares of Rocket City Automotive Group, Inc which were valued at $13,832,000. On April 27, 2007, the Company issued 7,500,000 shares of its common stock in exchange for 100% of the outstanding stock in Damage Assessment Technologies, Inc. The 7,500,000 shares were valued at $11,250,000 of which $11,000,000 was expensed as an impairment loss. On May 3, 2007, the Company issued 1,250,000 shares of its common stock to an officer for consultant on the Company’s technology subject to a three year lockup agreement and valued at $1,837,500. Also on May 3, 2007, the Company issued a total of 2,450,000 shares of its common stock to 3 consultants subject to three year lockup agreements and valued at $3,601,500. On May 3, 2007, the Company issued 750,000 shares of its common stock to a consultant involved in the Company’s acquisition of Damage Assessment Technologies, Inc. valued at $1,102,500 which was charged against equity. On May 11, 2007, the Company issued 304,000 shares of its common stock for investment relations services pursuant to the terms of the agreement with the consultant. The 304,000 shares were valued at $456,000.On May 14, 2007, 350,000 shares of the Company’s common stock were returned to treasury and cancelled. On May 21, 2007, the Company issued 644,000 shares of its common stock pursuant to the anti-dilution provision of an agreement the Company has with a consultant.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 9 – STOCKHOLDERS' DEFICIT, continued

On June 11, 2007, the Company issued 4,000 shares of its common stock pursuant to the terms of the agreement the Company has with an investment relations firm valued at $5,600. On June 11, 2007, the Company issued 250,000 shares of its common stock to a consultant valued at $350,000.  On June 19, 2007, the Company issued 2,250,000 shares of its common stock in exchange for the cancellation of $225,000 of debt owed on certain convertible notes. On June 21, 2007, the Company issued 1,000,000 shares to a consultant subject to a 3 year lockup agreement valued at $1,070,000. On June 27, 2007, the Company issued 6,412,500 shares of its common stock in exchange for 100% of the outstanding stock of Non-Destructive Assessment Technologies, Inc (“NDTAI”). The 6,412,500 shares were valued at $7,630,875 of which $7,380,875 was charged to operations as an impairment loss. As part of the agreement to purchase NDATI, the Company issued 337,500 shares of its common stock to a consultant valued at $64,463, which was charged against equity.

On July 17, 2007, the Company issued 264,810 shares of its common stock to Mr. Stephen Beck pursuant to the ant-dilution provision of Mr. Beck’s settlement agreement. The 264,810 shares were valued at par. On July 17, 2007, the Company issued 4,000 shares of its common stock pursuant to the terms of the agreement the Company has with an investment relations firm valued at $4,200. On July 20, 2007, the Company issued 106,500 shares of its common stock to a consultant valued at $106,500.  On July 27, 2007, the Company issue 100,000,000 shares in its name which it is holding for future financing. On July 30, 2007, the Company issued 250,000 shares of its common stock to a consultant valued at $260,000.  On July 30, 2007, the Company issued 4,000 shares of its common stock pursuant to the terms of the agreement the Company has with an investment relations firm valued at $4,160. On August 24, 2007, the Company issued 950,000 shares of its common stock to two consultants valued at $988,000.  On September 11, 2007, the Company issued 290,000 shares of its common stock for legal services valued at $208,800. On September 19, 2007, the Company issued 2,000,000 shares of its common stock in exchange for the cancellation of $200,000 of debt owed on certain convertible notes. On September 19, 2007, the Company issued 4,000 shares of its common stock pursuant to the terms of the agreement the Company has with an investment relations firm valued at $2,680. On September 21, 2007, the Company issued 250,000 shares of its common stock to two consultants valued at $167,500. On September 24, 2007, the Company issued 1,000,000 shares of its common stock to a consultant valued at $670,000. On September 26, 2007, the Company issued 240,000 shares of its common stock to a consultant valued at $165,600. On September 28, 2007, the Company issued 1,500,000 shares of its common stock to its chief engineer as part consideration in the acquisition of Bridge Testing Concepts, Inc., a corporation wholly owned by chief engineer. The Company deemed the acquisition as a related party transaction and valued the 1,500,000 shares at par. On September 28, 2007, the Company issued 675,000 shares of its common stock to a consultant valued at $540,000.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 9 – STOCKHOLDERS' DEFICIT, continued

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

On April 28, 2006, the Company issued 167 shares to an attorney for services valued at $13,500.  On May 9, 2006, the Company issued 833 shares of its common stock to a consultant for services rendered in connection with development of its products valued at $50,000.  On May 11, 2006, the Company issued 333 shares of its common stock to a consultant for services rendered in connection with development of its products valued at $25,000.  On May 12, 2006, the Company issued 667 to three attorneys for various services rendered valued at $48,000.  On the same day, the Company issued 167 shares of its common stock to an outside accountant for services valued at $12,000.  On May 15, 2006, the Company issued 667 shares of its common stock to a consultant for services rendered in connection with development of its products valued at $40,000.  On June 5, 2006, Company issued 83 shares of its common stock to an outside accountant for services valued at $2,750.  On June 13, 2006, the Company issued 667shares of its common stock to a consultant for services rendered in connection with development of its products valued at $20,000. On June 16, 2006, the Company issued 167shares to an attorney for services valued at $4,500.  On June 23, 2006, the Company issued 667shares of its common stock to a consultant for services rendered in connection with the development of its products valued at $20,000.  On June 26, 2006, the Company issued 1,667shares to a consultant for services valued at $40,000.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 10 – RELATED PARTY TRANSACTIONS

For additional related party transactions, see Note 7.

As of September 30, 2007, the Company was owed $8,235 from its President.  The loan is assessed interest at an annual rate of 10%.  Interest credited to operations relating to this loan during the three months ended September 30, 2007 and 2006 amounted to $197 and $125, respectively.  Interest credited to operations relating to this loan during the nine months ended September 30, 2007 and 2006 amounted to $387 and $142, respectively.

On October 1, 2006 the Company entered into an employment agreement with the Company’s CEO, which provides certain terms and conditions with respect to the CEO’s employment.  The agreement is for a three-year term, and the CEO will be paid an annual salary of $250,000, with one year of paid severance if he is terminated without good cause prior to the expiration of the employment term.

On November 21, 2006, the Company entered into a stock grant and general release agreement with the Company’s CEO, for the purpose of showing the Company’s appreciation for the CEO’s work over the past several years.  Under the agreement, the CEO was issued 30,000,000 shares of the Company’s Class A common stock, restricted in accordance with Rule 144, and subject to forfeiture back to the Company in accordance with the terms of the agreement, if he is not employed by the Company for three years from the date of the agreement.  Additionally under the terms of the agreement, the CEO has released the Company from any and all claims he may have against the Company for any monies owed to him as of the date of the agreement.  The value assigned to the shares issued to the CEO has been determined to be $180,000,000 based on the Company’s trading price of the shares on date of issuance.  The value will be recorded to additional compensation expense over the term of the agreement, 36 months.  During the three months and nine months ended September 30, 2007, the Company recorded $15,000,000 and $45,000,000, respectively, of compensation expense under the terms of the agreement, which is included in the accompanying statement of operations.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 11 – STOCK-BASED COMPENSATION PLANS

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 11 – STOCK-BASED COMPENSATION PLANS, continued

The Company also has agreements with two consultants whereby the Company will grant options to purchase shares of its common stock upon the Company increasing its annual revenue by $5 million in any fiscal year over its revenues in 2002.  The collective number of shares to be issued will give the two consultants a 15% interest in the outstanding shares of the Company’s common stock.  No grants have been made pursuant to these agreements as the Company has not achieved the required revenues.

There was no activity in any of the Company’s stock option plans in 2006 or 2005 and no options were outstanding as of June 30, 2007.

Stock Warrants

During the year ended December 31, 2006, the Company issued 35,000,000 warrants to Palisades as part of the Company’s modification of Palisades’ convertible debentures (see Note 6).  The Company has valued these warrants using a market capitalization method in accordance with its established accounting policy.  The value of these warrants on the date of grant was $1,668,000 and was included as a component of the Company’s derivative liability balance (see Note 6).  The warrants are exercisable at a price of the lesser of: (a) $0.001 per share; or (b) 50% of the market price on the date of exercise.

During the nine months ended September 30, 2007, the Company issued warrants to purchase a total of 4,618,334 shares of the Company’s common stock. These warrants were issued in connection with the Company’s private stock offering (see Note 8). On April 16, 2007, warrants were exercised to purchase 2,250,000 shares of the Company’s common stock on which the Company received $1,350,000 of which $342,000 in offering costs. On July 12, 2007, warrants were exercised to purchase 2,250,000 shares of the Company’s common stock on which the Company received $1,350,000 of which $186,458 was paid in offering costs.

NOTE 12 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In valuing previous periods' non-cash security transactions, the Company utilized discounts to the respective share’s trading prices which it has determined are without foundation. In addition, the Company has also adjusted its derivative liabilities to fair value.  Therefore, it has restated its 2005, 2006 and prior 2007 financial statements eliminating all discounts. The net effect of the restatements is as follows:

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

	As filed	Restated	Difference

Deficit accumulated during the development stage, December 31, 2005	$(60,783,746)	$(61,927,722)	$1,143,976

Research & Development	2,364,849	3,382,405

General & Administrative	1,801,928	1,927,558

Deficit accumulated during the development stage, December 31, 2006	(72,358,976)	(239,811,822)	167,452,846

Research & Development	3,071,289	1,058,637

General & Administrative	8,053,572	166,048,971

Interest expense	1,614,431	1,625,613

Change in Fair Value of derivative	(6,389,272)	(1,934,246)

Gain on modification of convertible debt	(831,035)	638,338

Deficit accumulated during the development stage, June 30, 2007	(100,909,477)	(292,944,478)	192,035,001

Net loss for the six months ended June 30, 2007	(28,550,501)	(53,132,656)	24,582,155

	For the Three Months Ended
	September 30,
	2006	2006

	As filed	Restated	Difference
Revenues:
Research and development	$-	$-	$-
Revenue from bridge testing	-	-	-
Other	-	-	-

Total revenues	-	-	-

Costs and expenses:
Research and development	2,420,225	258,122	2,162,103
General and administrative	991,843	2,752,551	(1,760,708)

Total costs and expenses	3,412,068	3,010,673	401,395

Loss from operations	(3,412,068)	(3,010,673)	(401,395)

Other income (expense):
Interest expense	(942,310)	(933,707)	(8,603)
Change in fair value of investments derivative liability	90,000	162,444	(72,444)
Change in fair value of derivative and warrant liabilities	1,917,132	635,532	1,281,600
Interest income	10,451	10,450	1
Other	(40,000)	-	(40,000)

Other expense, net	1,035,273	(125,281)	1,160,554
			-
Loss before provision for income taxes	(2,376,795)	(3,135,954)	759,159
			-

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

Provision for income taxes	-	-	-

			-
Net loss	$(2,376,795)	$(3,135,954)	$759,159
	============	============	============

Per share data:
Basic and diluted net loss per share	$(3.24)	$(4.28)	1.04
	============	============	============

	For the Nine Months Ended
	September 30,
	2006	2006

	As filed	Restated	Difference
Revenues:
Research and development	$28,846	$28,846	$-
Revenue from bridge testing	-		-
Other	-	-	-

Total revenues	28,846	28,846	-

Costs and expenses:
Research and development	2,900,425	700,247	2,200,178
General and administrative	3,933,973	7,956,772	(4,022,799)

Total costs and expenses	6,834,398	8,657,019	(1,822,621)

Loss from operations	(6,805,552)	(8,628,173)	1,822,621

Other income (expense):
Interest expense	(1,366,238)	(1,357,635)	(8,603)
Other-than-temporary impairment of marketable
securities available for sale	(1,791,300)	-	(1,791,300)
Net unrealized and realized loss of marketable securities	(127)	(127)	-
Change in fair value of investments derivative liability	128,085	162,444	(34,359)
Change in fair value of derivative and warrant liabilities	3,243,834	6,455,345	(3,211,511)
Interest income	30,698	30,698	-
Other	(32,992)	7,008	(40,000)

Other expense, net	211,960	5,297,733	(5,085,773)

Loss before provision for income taxes	(6,593,592)	(3,330,440)	(3,263,152)

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

Provision for income taxes	(800)	(800)	-

			-
Net loss	$(6,594,392)	$(3,331,240)	$(3,263,152)
	============	============	============

Per share data:
Basic and diluted net loss per share	$(10.67)	$(5.36)	(5.28)
	============	============	============

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act).  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

Overview

We research and develop technologies that detect and measure metal fatigue.  We have developed two products, and we have a third product that is very close to final development.  Our two products are the Fatigue Fuse and the Electrochemical Fatigue Sensor.  We do not generate any significant revenue from the sale of our products, and thus we are a development stage company. During the nine months ended September 30, 2007, we generated $146,745 in revenue from three contracts relating to testing metal fatigue on bridges.  We currently have an open contract with the state of Pennsylvania to provide testing services; however at present, no new bridges have been designated for testing.

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

Restatement of Financial Statements

In valuing previous periods' non-cash security transactions, we utilized discounts to the respective share’s trading prices which we have determined are without foundation. In addition, we have also adjusted our derivative liabilities to fair value and made reclassification of expenses initially classified to research and development to general and administrative.  Therefore, we have restated our 2005, 2006 and prior 2007 financial statements eliminating all discounts. The net effect of the restatements is as follows:

	As filed	Restated	Difference

Deficit accumulated during the development stage, December 31, 2005	$(60,783,746)	$(61,927,722)	$1,143,976

Deficit accumulated during the development stage, December 31, 2006	(72,358,976)	(239,811,822)	167,452,846

Deficit accumulated during the development stage, June 30, 2007	(100,909,477)	(292,944,478)	192,035,001

Net loss for the six months ended June 30, 2007	(28,550,501)	(53,132,656)	24,582,155

	For the Three Months Ended
	September 30,
	2006	2006

	As filed	Restated	Difference
Revenues:
Research and development	$-	$-	$-
Revenue from bridge testing	-	-	-
Other	-	-	-

Total revenues	-	-	-

Costs and expenses:
Research and development	2,420,225	258,122	2,162,103
General and administrative	991,843	2,752,551	(1,760,708)

Total costs and expenses	3,412,068	3,010,673	401,395

Loss from operations	(3,412,068)	(3,010,673)	(401,395)

Other income (expense):
Interest expense	(942,310)	(933,707)	(8,603)
Change in fair value of investments derivative liability	90,000	162,444	(72,444)

Change in fair value of derivative and warrant liabilities	1,917,132	635,532	1,281,600
Interest income	10,451	10,450	1
Other	(40,000)	-	(40,000)

Other expense, net	1,035,273	(125,281)	1,160,554

			-
Loss before provision for income taxes	(2,376,795)	(3,135,954)	759,159
			-
Provision for income taxes	-	-	-

			-
Net loss	$(2,376,795)	$(3,135,954)	$759,159
	============	============	============

Per share data:
Basic and diluted net loss per share	$(3.24)	$(4.28)	1.04
	============	============	============

	For the Nine Months Ended
	September 30,
	2006	2006

	As filed	Restated	Difference
Revenues:
Research and development	$28,846	$28,846	$-
Revenue from bridge testing	-		-
Other	-	-	-

Total revenues	28,846	28,846	-

Costs and expenses:
Research and development	2,900,425	700,247	2,200,178
General and administrative	3,933,973	7,956,772	(4,022,799)

Total costs and expenses	6,834,398	8,657,019	(1,822,621)

Loss from operations	(6,805,552)	(8,628,173)	1,822,621

Other income (expense):
Interest expense	(1,366,238)	(1,357,635)	(8,603)
Other-than-temporary impairment of marketable
securities available for sale	(1,791,300)	-	(1,791,300)
Net unrealized and realized loss of marketable securities	(127)	(127)	-
Change in fair value of investments derivative liability	128,085	162,444	(34,359)
Change in fair value of derivative and warrant liabilities	3,243,834	6,455,345	(3,211,511)
Interest income	30,698	30,698	-
Other	(32,992)	7,008	(40,000)

Other expense, net	211,960	5,297,733	(5,085,773)

Loss before provision for income taxes	(6,593,592)	(3,330,440)	(3,263,152)

Provision for income taxes	(800)	(800)	-

			-
Net loss	$(6,594,392)	$(3,331,240)	$(3,263,152)
	============	============	============

Per share data:
Basic and diluted net loss per share	$(10.67)	$(5.36)	(5.28)
	============	============	============

Results of Operations for the Nine Months Ended September 30, 2007 and 2006

Introduction

Our revenues for the nine months ended September 30, 2007 pertained to services performed on contracts regarding the testing of metal fatigue on six bridges.  Our revenues for the nine months ended September 30, 2006 were limited exclusively to our research contracts with Northrop Grumman.  Most of our research and development costs in both years are related to the recorded cost of stock issued to third party consultants.

Revenues and Loss from Operations

Our revenue, research and development costs, general and administrative expenses, and loss from operations for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 are as follows:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Percentage Change

Revenue	$146,745	$28,846	409%
Research and Development Costs	3,533,343	700,247	405%
General & Administrative Expenses	82,608,673	6,165,472	1,240%

Loss from Operations	$(85,995,271)	(6,836,873)	1,158%
	============	============	============

During the nine month periods ended September 30, 2007 and 2006, we incurred research and development costs of $3,533,343 and $700,247, respectively.  Of the $3,533,343 incurred in 2007, $3,145,100 was related to the issuance of 2,116,000 shares of our common stock for services provided by consultants and employees and $388,243 related to in process research and development costs.

General and administrative expenses were $82,608,673 and $6,165,472, respectively, for the nine month periods ended September 30, 2007 and 2006.  The major expenses incurred during the nine months ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006

Consulting Services	$16,506,521	$2,994,570
Officer’s Salary	45,000,000	149,073
Secretarial Salary	66,756	56,972
Professional Fees	856,463	610,862
Office Expense	66,480	35,681
Travel Expenses	104,659	94,816
Rent	23,004	21,132
Franchise and Other Taxes	1,052	1,601
Payroll Taxes	44,717	22,214
Royalty expense	7,919	-
Telephone	19,740	12,803
Impairment loss	19,294,875	1,913,445
Marketing and promotions	335,706	7,701

Of the $16,506,521 incurred for consulting services for the nine months ended September 30, 2007, $13,288,767 relates to the issuance of 8,650,424 shares of our common stock.  Of the $2,994,570 incurred for consulting services for the nine months ended September 30, 2006, $2,106,200 relates to the issuance of 51,003 shares of our common stock.

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the nine months ended September 30, 2007 and 2006 are as follows:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Percentage Change

Interest expense	$(2,014,161)	(1,357,635)	48%
Other than temporary Impairment of securities	(10,254,000)	(1,791,300)	-

Realized/unrealized loss on securities	(612,553)	(127)	-
Change in fair value of investments derivative liability	-	162,444	(100%)
Change in fair value of warrant derivative liability	14,505,323	6,455,345	125%
Interest income	35,270	30,698	15%
Other	-	7,008	(100%)

Net loss	$(84,336,192)	(3,331,240)	2,432%

During the nine months ended September 30, 2007, we incurred interest expenses of $2,014,161.  Of this amount, $1,765,110 relates to the amortization of the discounts on our convertible debentures.  Additionally, we increased the principal balance on the convertible debentures, which led to a change in the fair value of the derivative liability.  During the nine months ended September 30, 2007, the increase in the change in derivative liability of $14,505,323, which is mostly due to the change in our stock price during the nine months ended September 30, 2007.  We also recognized an impairment loss related to an other than temporary decline in the value of marketable securities available for sale of $10,254,000 during the nine months ended September 30, 2007.

During the nine months ended September 30, 2006, we incurred interest expenses of $1,357,635.  Of this amount, $763,595 relates to the amortization of the discounts on our convertible debentures.  The change in fair value of investments derivative liability was $162,444, due mostly to the change in our stock price during the nine months ended September 30, 2006.  The change in the fair value of derivative and warrant liability was $6,455,345, due mostly to the modification of the Golden Gate Investors note and the change in our stock price during the nine months ended September 30, 2006.  Interest income during the nine month period was $30,698.  We had a gain from the sale of assets of $7,008.

Liquidity and Capital Resources

Introduction

During the nine months ended September 30, 2007, we did not generate positive cash flow.  As a result, we funded our operations through the sale of our securities and loans.

Our cash, investments in marketable securities held for trading, investments in marketable securities available for sale, prepaid services, prepaid expenses and other current assets, total current assets, total assets, total current liabilities, and total liabilities as of September 30, 2007 as compared to September 30, 2006 were as follows:

	September 30,	September 30,
	2007	2006

Cash	$987,284	$603,804
Marketable securities - trading	453,181	133,482
Marketable securities – available-for-sale	120,000	87,466
Investment in certificate of deposits	1,107,681	-
Prepaid expenses and other	204,501	7,347
Total current assets	2,872,647	832,099
Total assets	2,928,147	2,629600
Total current liabilities	524,057	3,351,727
Total liabilities	34,171,450	6,169,738

Cash Requirements

For the nine months ended September 30, 2007, our net cash used in operations was $1,888,046, compared to $1,525,177 for the nine months ended September 30, 2006.  Negative operating cash flows during the nine months ended September 30, 2007, were primarily created by a net loss from operations of $2,450,964. Because of our need for cash to fund our continuing research and development, we do not have an opinion as to how indicative these results will be of future results.

Sources and Uses of Cash

Net cash used in and provided by investing activities for the nine months ended September 30, 2007 and 2006, was $(865,333) and $(175,405), respectively.  During the nine month period ended September 30, 2007, we invested in marketable securities and certificate of deposits totaling $1,952,038 and sold marketable securities and redeemed certificates of deposit which netted us $537,174.  For the nine months ended September 30, 2006, the net cash came primarily from the sale of marketable securities in the amount of $174,885 and the proceeds from the sale of property and equipment of $9,000, offset by the amount for purchase of securities of $5,653 and equipment of $5,653 and $2,827, respectively.

Net cash provided by financing activities for the nine months ended September 30, 2007 and 2006, were $4,174,285 and $1,906,229, respectively.  For the nine months ended September 30, 2007, the net cash came primarily from the sale of common stock and warrants in the amount of $4,079,935 and a $200,000 loan from a shareholder.  Net cash used in our financing activity during this nine month period included the purchase of treasury stock of $55,650 and the payoff of a note payable totaling $50,000.

For the nine months ended September 30, 2006, the net cash came primarily from the sale of common stock and warrants in the amount of $891,162 and proceeds from convertible debentures and other notes payable of $1,066,470, offset by a principal reduction in notes payable of $25,000 and the purchase of treasury stock of $21,403.

We are not generating sufficient cash flow from operations to fund growth.  We cannot predict when we will begin to generate revenue from the sale of our products, and until that time, we will need to raise additional capital through the sale of our securities. If we are unsuccessful in raising the required capital, we may have to curtail operations.

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

The first critical accounting policy relates to revenue recognition. Income from our research is recognized at the time services are rendered and billed for.

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

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.”  The measurement date for the fair value of the equity instruments issued is determined at the earlier of: (i) the date at which a commitment for performance by the consultant or vendor is reached; or (ii) the date at which the consultant or vendor’s performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  In accordance to EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes.  Accordingly, we record the fair value of nonforfeitable common stock issued for future consulting services as prepaid services in our consolidated balance sheet.

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

Item 3.     Controls and Procedures

Our Chief Executive Officer, President, and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company.  The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.  The Certifying Officers have evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days of the date of this report.  regarding required disclosure.  Based on that evaluation, the Certifying Officers have concluded that, as of September 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The Certifying Officers have identified the following three material weaknesses which have caused the Certifying Officers to conclude that, as of September 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.         We do not yet have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2007.  The Certifying Officers evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.         We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  The Certifying Officers evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.         We had a significant number of audit adjustments last fiscal year.  Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information.  The failure could be due to inadequate design of the internal controls or to a misapplication or override of controls.  The Certifying Officers evaluated the impact of our significant number of audit adjustments last year and have concluded that the control deficiency that resulted represented a material weakness.

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

Item 1.     Legal Proceedings.

In July 2002, we settled a lawsuit related to a contract dispute with Mr. Stephen Beck.  In March 2006, Mr. Beck filed a lawsuit against us alleging breach of contract related to the lawsuit settlement and sought approximately $135,000 in damages, plus the issuance of 12,989 shares of our common stock plus interest.

In December 2006, we entered into a settlement and release agreement, as well as irrevocable escrow instructions, to settle the lawsuit filed in March 2006.  As consideration under the settlement, we issued 5,000,000 shares of our common stock to Mr. Beck, with the shares to be held by an escrow agent and distributed to Mr. Beck monthly with a trading limit equal to 8% of the previous month’s trading volume of our common stock, until Mr. Beck has received a total of $800,000.  As we have guaranteed this debt to Mr. Beck in the amount of $800,000, we have recorded a liability as of September 30, 2007 for this amount.  As Mr. Beck receives proceeds from the sale of his shares into the market and 7.5% (net of any expenses incurred by us) of any cash raised by us from the sale of equity, we will reduce our guarantee by that amount.  Additionally during 2007, Mr. Beck was paid $44,000 in cash as part of the settlement.  Furthermore Mr. Beck has anti-dilution rights on those shares to maintain his percentage ownership for an agreed-upon period of 21 months, through September 27, 2008.  We issued another 5,000,000 shares to Mr. Beck to be held in escrow until the conditions are met with respect to the anti-dilution shares.  As of September 30, 2007, we have issued a total of 2,459,442 shares to Mr. Beck pursuant to the anti-dilution provision in the settlement arrangement.  During the nine months ended September 30, 2007, we have reduced the amount of our obligation to Mr. Beck by the $570,000 he received during the nine month period from the sale of our common stock and the cash received from us for 7.5% of the capital we raised.  As of September 30, 2007, our liability of to Mr. Beck was $233,000.

On September 12, 2007, we filed a complaint for declaratory relief against Mr. Beck in the Superior Court of the State of California, County of Los Angeles, Central Judicial District, seeking a judicial determination as to the respective rights and duties of us and Mr. Beck with respect to certain terms and conditions of the settlement agreement and escrow instructions.   The complaint was served on Mr. Beck on October 16, 2007.

On October 1, 2007, Mr. Beck served us with a Motion for Enforcement of Settlement and Entry of Judgment (“Motion”).  The hearing on Mr. Beck’s Motion occurred on November 13, 2007 in the Superior Court of the State of California, County of Los Angeles and we are awaiting the Court's decision.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

On July 17, 2007, we issued 264,810 shares of our common stock to Mr. Stephen Beck pursuant to the anti-dilution provision of Mr. Beck’s settlement agreement. The 264,810 shares were valued at par. On July 17, 2007, we issued 4,000 shares of its common stock pursuant to the terms of an agreement we have with an investment relations firm valued at $4,200.

On July 20, 2007, we issued 106,500 shares of our common stock to a consultant valued at $106,500.

On July 27, 2007, we issued 100,000,000 shares of which we are holding for potential future financing. On July 30, 2007, we issued 250,000 shares of our common stock to a consultant valued at $260,000.

On July 30, 2007, we issued 4,000 shares of its common stock pursuant to the terms of an agreement we have with an investment relations firm valued at $4,160.

On August 24, 2007, we issued 950,000 shares of our common stock to two consultants valued at $988,000.

On September 11, 2007, we issued 290,000 shares of our common stock for legal services valued at $208,800.

On September 19, 2007, the Company issued 2,000,000 shares of its common stock in exchange for the cancellation of $200,000 of debt owed on certain convertible notes.

On September 19, 2007, we issued 4,000 shares of our common stock pursuant to the terms of an agreement we have with an investment relations firm valued at $2,680.

On September 21, 2007, we issued 250,000 shares of our common stock to two consultants valued at $167,500.

On September 24, 2007, we issued 1,000,000 shares of our common stock to a consultant valued at $670,000.

On September 26, 2007, we issued 240,000 shares of our common stock to a consultant valued at $165,600.

On September 28, 2007, we issued 1,500,000 to our chief engineer as part consideration in the acquisition of Bridge Testing Concepts, Inc., a corporation wholly owned by our chief engineer. We deemed the acquisition as a related party transaction and valued the 1,500,000 shares at par.

On September 28, 2007, we issued 675,000 shares of our common stock to a consultant valued at $540,000.

For the above indicated issuances, we relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Act. We believe that the investors were all accredited investors under Rule 501 of Regulation D of the Act and had adequate access to information about us through each investor's relationship with us.

Item 3.     Defaults Upon Senior Securities.

There have been no events which are required to be reported under this Item.

Item 4.     Submission of Matters to a Vote of Security Holders.

There have been no events which are required to be reported under this Item.

Item 5.     Other Information.

None.

Item 6.     Exhibits.

10.1	Private Placement Agreement with Continental Advisors SA, a corporation incorporated under the laws of Luxembourg, dated July 11, 2006

10.2	Amendment to Private Placement Agreement with Continental Advisors SA, a corporation incorporated under the laws of Luxembourg, dated August 29, 2007

10.3	Services Agreement with Southern Utah Engineering Experts, LLC, dated August 1, 2007

10.4	Employment Agreement with Brent Phares, dated June 1, 2007

10.5	Amendment to Employment Agreement with Brent Phares, dated August 20, 2007

10.6	Consulting Agreement with GCH Capital, Ltd., dated October 11, 2007

10.7	Amendment No. 2 to Class A Senior Secured Convertible Debenture with Palisades Capital, LLC, dated October 10, 2007

10.8	Sub-License Agreement with Fatigue Solutions Corp., dated October 25, 2007

10.9	Rescission Agreement with Rocket City Enterprises, Inc., dated November 5, 2007

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2007	/s/ Robert M. Bernstein
	By:	Robert M. Bernstein
	Its:	President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)