Form 10QSB/A
period 2007-09-30
MATERIAL TECHNOLOGIES INC /CA/
filed 2007-11-19
CIK 1036668

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

In December 2006, we entered into a settlement and release agreement, as well as irrevocable escrow instructions, to settle the lawsuit filed in March 2006.  As consideration under the settlement, we issued 5,000,000 shares of our common stock to Mr. Beck, with the shares to be held by an escrow agent and distributed to Mr. Beck monthly with a trading limit equal to 8% of the previous month’s trading volume of our common stock, until Mr. Beck has received a total of $800,000.  As we have guaranteed this debt to Mr. Beck in the amount of $800,000, we have recorded a liability as of September 30, 2007 for this amount.  As Mr. Beck receives proceeds from the sale of his shares into the market and 7.5% (net of any expenses incurred by us) of any cash raised by us from the sale of equity, we will reduce our guarantee by that amount.  Additionally during 2007, Mr. Beck was paid $44,000 in cash as part of the settlement.  Furthermore Mr. Beck has anti-dilution rights on those shares to maintain his percentage ownership for an agreed-upon period of 21 months, through September 27, 2008.  We issued another 5,000,000 shares to Mr. Beck to be held in escrow until the conditions are met with respect to the anti-dilution shares.  As of September 30, 2007, we have issued a total of 2,459,442 shares to Mr. Beck pursuant to the anti-dilution provision in the settlement arrangement.  During the nine months ended September 30, 2007, we have reduced the amount of our obligation to Mr. Beck by the $570,000 he received during the nine month period from the sale of our common stock and the cash received from us for 7.5% of the capital we raised.  As of September 30, 2007, our liability of to Mr. Beck was $230,000.

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