Form 10QSB/A
period 2007-09-30
MATERIAL TECHNOLOGIES INC /CA/
filed 2007-12-05
CIK 1036668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-QSB/A

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

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Act of 1933 (the "Act") and the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

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

Supplemental disclosures of non-cash investing and financing activities:

2007

During 2007, the Company issued 50,000 shares its Class E Series convertible preferred stock in exchange for recieiving all of the outstanding shares of Stress Analysis Technologies, Inc. ("SATI").
The Company valued the acquisition at $975,000 and charged off $875,000 as it deemed the intangible assets acquired to be fully impaired. In connection with this transaction, the Company issued an additional
5,000 preferred shares valued at $97,500 for fees in connection with the purchase. The $97,500 was was charged to equity.

During 2007, the Company issued 13,912,500 shares of its common stock in the acquisition of two subsidiaries.
The assets acquired included $500,000 cash and licenses originally valued at $18,880,875. The Company charged off the full costs assigned to the licenses as being impaired.

During 2007, the Company issued 10,000,000 shares of its common stock in exchange for 3,000,000 shares in a company whose shares are traded on the OTC pink sheets. The Company valued the shares received at $13,832,000 (see Note 3 to the financial statements).

During 2007, the Company issued 10,800,000 shares in escrow pursuant to an agreement it has with its convertible debenture holders. During 2007, 10,050,000 shares of Class A common stock were issued to certain debenture holders in the conversion of $1,005,000 of indebtedness. In addition, for services rendered by certain debenture holders, the amount due on the debentures was increased by $1,100,000.

During 2007, the Company acquired all of the outstanding shares of Bridge Testing Concepts, Inc., ("Bridge") a corporation wholly owned by its chief engineer. In consideration for the shares received in Bridge, the Company issued 1,500,000 shares of its common stock and $37,500 which was paid in October 2007. The Company treated the acqusition as a related party transaction and valued the entire acquisition at $39,000. The $39,000 was assigned to the intellectual property of Bridge which was charged off to operations as being impaired at September 30, 2007.

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

Duirng the nine months ended September 30, 2006, the Company issued 83,333 shares in exchange for promissory notes with face values totaling $1,649,600. The notes bear interest at 6% per annum and are due in one year.
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

On January 26, 2007, the Company acquired 100% of the issued and outstanding stock of SATI, which was organized in the State of Florida on October 19, 2006.  In consideration for the SATI shares received, the Company issued 50,000 shares of

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION, continued

its Class E convertible preferred stock which has a stipulated value of $975,000 (see Note 9). On the acquisition date, SATI had $100,000 in cash and a license to utilize patented technology relating to the structural monitoring of bridges.  Under the terms of the license, royalties and fees are due on revenue generated through the utilization of the licensed technology. The license expires on January 23, 2023. As SATI had no customers, expenses, or operations, the acquisition of SATI was treated as an acquisition of assets of $100,000 in cash and $875,000 was charged to operations as management deemed the underlying value of the license to be impaired.

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

On September 28, 2007, the Company acquired from its chief engineer 100% of the issued and outstanding stock of Bridge, which was organized in the State of California on July 30, 2007. On the date of acquisition, Bridge's sole asset consisted of technology relating to the testing of fatigue on bridges. In consideration for the shares of Bridge, the Company issued 1,500,000 shares of its common stock and paid $37,500 in October 2007. The Company treated the acquisition as a related party transaction and valued the shares at par. The total purchase price of $39,000 was assigned to the intellectual property received. Management deemed the value of the technology to be impaired and charged the $39,000 to operations.

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

Management believes that these sources of funds and current liquid assets will allow the Company to continue as a going concern through the end of 2007.  The Company will need to raise additional capital to finance future activities beyond 2007.  However, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations.  In light of these circumstances, substantial doubt exists about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying financial statements include the accounts and transactions of Material Technologies, Inc., its wholly owned subsidiaries, Matech International, Inc., Materials Monitoring Technologies, Inc., Stress Analysis Technologies, Inc., Damage Assessment Technologies, Inc., Non-Destructive Assessment Technologies, Inc., Bridge Testing Concepts, Inc. and its substantially owned subsidiary, Matech Aerospace, Inc.  Intercompany transactions and balances have been eliminated in consolidation.  The minority owners’ interests in a subsidiary have been reflected as minority interest in the accompanying consolidated balance sheet.

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

The allowance for doubtful accounts is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  As of September 30, 2007, management believes all accounts receivable are collectible.  Accordingly, no allowance for doubtful accounts is included in the accompanying consolidated balance sheet.

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

Intangible Assets

Intangible assets consist of patents, license agreements and website design costs and are recorded at cost.  Patents and license agreements are amortized over 17 years and website design costs are amortized over five years.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the carrying values of intangible assets are evaluated for impairment annually or whenever events or changes in circumstances indicate that the historical cost carrying value may no longer be appropriate.  As of September 30, 2007, the Company deemed all of its acquired licenses to be impaired and has charged the total cost assigned of $19,294,875 to operations.

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
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock-Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

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

Certificate of Deposits

During the three month period ended September 30, 2007, the Company invested $150,000 in a certificate of deposit bearing interest at an annual rate of 5.25%. The certificate matures on October 25, 2007. Also during the three months ended September 30, 2007, $250,000 of certificate of deposits matured. As of September 30, 2007, the Company’s investment in certificate of deposits including accrued interest totaled $457,530 of which $153,181 is included in investments held for trading. Interest on the certificate of deposits held accrues at an annual rate of 5.25% with maturity dates ranging in October 2007 to November 2007. During the nine-months ended September 30, 2007, the Company earned $5,439 on these investments which was credited to operations.

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

In August 2005, the parties entered into an agreement (the “Workout Agreement”) that again modified the terms of the Company’s obligation under the sponsorship agreement.  Pursuant to the Workout Agreement, retroactive to January 1, 2005, interest will be charged only on the December 31, 2004 balance of $760,831 (“Remaining Obligation”) at a monthly rate of 0.5% simple interest.  The Company is obligated to pay $25,000 annually due on the anniversary date of the Workout Agreement.  Further, the Company is also obligated to pay within ten days

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 5 – LICENSE AGREEMENTS, continued

following the filing of the Company’s Forms 10-QSB or 10-KSB an amount equal to 10% of the Company’s operating income (as defined) as reflected in the quarterly and annual filings.  Under the revised terms of the Workout Agreement, the Company’s CEO’s annual cash salary is capped at $250,000.  The Company agreed to pay the University an amount equal to any cash salary paid to its CEO in excess of the $250,000, which will be credited against the Remaining Obligation.  In accordance with the terms of the Workout Agreement, the Company issued 15,173 (pre split) shares of its common stock to the University in September 2005, representing 5.25% of the Company’s outstanding shares as of the date of the Workout Agreement.  The University cannot sell the shares for 18 months.  The Company valued the shares at $5,963,120, which was charged to operations as other expense as a modification of its research and development sponsorship agreement.

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
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 7 – CONVERTIBLE DEBENTURES, continued

The Company’s CEO entered into a voting agreement and irrevocable proxy, which provides that as of September 23, 2006, if an event of default (as defined in the Debentures) continues for a period of not less than 30 days, all Class B common stock which the CEO owns of record, or becomes the owner of record in the future will be voted in accordance with the direction of a third party named in the Debentures (an affiliate of Palisades) or his designated successor.  This loss of the CEO's voting rights would affect a change in the voting control of the Company.

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
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 8 – COMMITMENTS AND CONTINGENCIES - continued

In December 2006, the Company entered into a settlement agreement and release agreement, as well as irrevocable escrow instructions, to settle the lawsuit filed on March 8, 2006.  As consideration under the settlement, the Company issued 5,000,000 shares of its common stock to Mr. Beck, with the shares to be held by an escrow agent and distributed to Mr. Beck monthly with a trading limit equal to 8% of the previous month’s trading volume of the Company’s common stock, until Mr. Beck has received a total of $800,000.  As the Company has guaranteed this debt to Mr. Beck in the amount of $800,000, the Company originally recorded a liability for this amount at the time of the settlement.  As Mr. Beck receives proceeds from the sale of his shares in to the market, the Company is reducing its guarantee by that amount.  Additionally during 2006, Mr. Beck was paid $44,000 in cash as part of the settlement.  Furthermore Mr. Beck will have anti-dilution rights on those shares to maintain his percentage ownership for an agreed-upon period of 21 months.  The Company issued another 5,000,000 shares to Mr. Beck to be held in escrow until the conditions are met with respect to the anti-dilution shares.  On December 27, 2006, the Company issued 751,193 shares pursuant to the anti-dilution provision in the Beck settlement arrangement.   On April 6, 2007, the Company issued Mr. Beck additional 1,443,439 shares pursuant to the anti-dilution agreement. As of September 30, 2007, the Company’s guarantee to Mr. Beck is $230,000. During the nine months ended September 30, 2007, the Company paid Mr. Beck $68,588 and Mr. Beck received approximately $501,442 in proceeds from the sale of Company stock. The Company is recognizing to income the proceeds received by Mr. Beck on the sale of the stock he owns in the Company.

The Company has also been threatened with a lawsuit alleging breach of contract due to the Company’s failure to pay certain amounts due to a consultant for services.  The Company asserts that the contract was unenforceable due to a number of factors.  Legal counsel has advised the Company that it is premature to estimate the outcome or the range of damages that may occur if such a case is brought.

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

Class C Preferred Stock

Each share of Class C preferred stock is entitled to receive a cumulative dividend of 8% per annum for a period of two years.  Dividends do not accrue or are payable except out of earnings before interest, taxes, depreciation and amortization.  At September 30, 2007, no dividends are payable to Class C preferred shareholders.  Rights of the Class C preferred stock are junior to rights of the Company’s Class A and B preferred stock, but hold a higher position than common shares in terms of liquidation rights.  Shares of Class C preferred stock have no voting rights.  Holders of Class C preferred stock have the right to convert their shares to common stock on a 300-to-1 basis.

The Company requires an approval of at least two-thirds of the Class C preferred shares to alter or change their rights or privileges by way of a reverse stock split, reclassification, merger, consolidation or otherwise, so as to adversely affect the manner by which the shares of Class C preferred stock are converted into common shares.

Class D Preferred Stock

Holders of Class D preferred stock have a $0.001 liquidation preference, no voting rights and are junior to all classes of preferred stock but senior to common shares in terms of liquidation rights.  Class D preferred shares are entitled to dividends as declared by the Company’s Board of Directors, which have not been declared as of September 30, 2007.  Holders of Class D preferred stock have the right to convert their shares to common stock on a 300-to-1 basis. As of September 30, 2007, there were no Class D Preferred shares outstanding.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 9 – STOCKHOLDERS' EQUITY, continued

Class E Convertible Preferred Stock

On January 26, 2007, the Company filed a certificate of designation of rights, preferences, privileges and restrictions of the Company’s newly created Class E convertible preferred stock.  The Company has authorized 60,000 shares, each with an original issue price of $19.50 per share.  In each calendar quarter, the holders of the then outstanding Class E Convertible Preferred Stock shall be entitled to receive non-cumulative dividends in an amount equal to 5% of the original purchase price per share per annum. All dividends may be accrued by the Company until converted into common shares. After one year from the issuance date, the holders of Class E convertible preferred stock have the right to convert the preferred shares held into shares of the Company’s common stock at the average closing bid price of the ten days prior to the date of conversion. Class E Preferred Shares have no liquidation preference, and have ten votes per share.

In connection with the acquisition of SATI, the Company issued 50,000 shares of Class E convertible preferred which were valued at the shares original purchase price of $19.50 per share. The Company also issued an additional 5,000 shares to a consultant in connection with the SATI acquisition, which were valued at $97,500 and charged to equity as costs of the acquisition.

Class A Common Stock

The holders of the Company's Class A common stock are entitled to one vote per share of common stock held.

During the nine months ended September 30, 2007, the Company issued 60,538,645 and cancelled 400,000 shares of its common stock for the following:

a)	2,500,000 units through a private offering at a price of $.40 per unit. Each unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company common stock at a price of $.60 per share. The warrants expire in 2010. In connection with the offering, the Company paid $238,065 and issued warrants to consultants to purchase 2,118,334 shares of the Company’s common stock also at a price per share of $.60. The warrants expire in 2010.

b)	2,250,000 shares of its common stock through the exercise of warrants at a price of $.60 per share. The Company received $1,350,000 of which $342,000 was paid in costs.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 9 – STOCKHOLDERS' EQUITY, continued

c)	2,250,000 shares of its common stock through the exercise of warrants at a price of $.60 per share. The Company received $1,350,000 of which $186,458 was paid in costs.

d)	2,228,000 shares of its common stock through a Regulation S offering at a price of $.65 per share. The Company received $1,448,200 of which $662,595 was paid in offering costs.

e)	1,430,000 shares of its common stock through a Regulation S offering at a price of $.50 per share. The Company received $715,000 of which $354,147 was paid in offering costs.

f)	10,000,000 shares of common stock in exchange for 3,000,000 common shares of Rocket City Automotive Group, Inc.

g)	7,500,000 shares of common stock in exchange for 100% of the outstanding stock in DATI.

h)	6,412,500 shares of common stock in exchange for 100% of the outstanding stock in NDATI.

i)	14,323,206 shares of common stock in exchange for consulting and other services valued at $19,519,168.

j)	1,507,500 shares of common stock for services rendered in the Company’s various offerings and acquisitions. The 1,507,500 shares were valued at $1,807,463 and charged to equity.

k)	8,050,000 shares of common stock in consideration for the cancellation of $805,000 of convertible debt.

l)	2,087,439 shares of common stock pursuant to anti-dilution provisions in two settlement agreements.

m)	In exchange for increasing its indebtedness due by the Company by $600,000, Palisades returned to the Company 1,000,000 shares of the Company's common stock which were then issued to a consultant. The shares issued to the consultant were valued at $2,800,000 which was charged to operations.

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

On March 12, 2007, the Company issued 150,000 shares of its common stock to a consultant subject to a three year lockup agreement for services rendered valued at $217,500.  On March 16, 2007, the Company issued 3,333 shares of its common stock to a consultant subject to a three year lockup agreement for services rendered valued at $4,963. On March 19, 2007, 50,000 shares of common stock were returned and subsequently cancelled.  On March 19, 2007, the Company issued 50,000 shares of its common stock to a consultant subject to a three year lockup agreement for services rendered valued at $77,500.  On March 27, 2007, the Company issued 169,300 shares of its common stock to two consultants subject to a three year lockup agreements for services rendered valued at $279,345.

On April 6, 2007, the Company issued Mr. Stephen Beck 1,446,439 shares of its common stock pursuant to the anti-dilution provision of his settlement agreement with the Company. On April 17, 2007, the Company issued 6,693 shares of its common stock subject to a three year lockup agreement and valued at $10,040. On April 20, 2007, the Company issued 405,000 shares of its common stock in connection with the exercise of warrants to purchase 2,250,000 shares of the Company’s common stock,. The 405,000 shares were valued at $587,250 and charged against equity. On April 25, 2007, the Company issued 2,261 shares of its common stock subject to a three year lockup agreement and valued at $3,346. On April 27, 2007, the Company issued 30,000 of its common stock shares to a consultant subject to a two year lock up agreement and valued at $45,000. On April 27, 2007, the Company issued 10,000,000 shares of its common stock in exchange for 3,000,000 common shares of Rocket City Automotive Group, Inc which were valued at $13,832,000. On April 27, 2007, the Company issued 7,500,000 shares of its common stock in exchange for 100% of the outstanding stock in DATI. The 7,500,000 shares were valued at $11,250,000 of which $11,000,000 was expensed as an impairment loss. On May 3, 2007, the Company issued 1,250,000 shares of its common stock to an officer for consultant on the Company’s technology subject to a three year lockup agreement and valued at $1,837,500. Also on May 3, 2007, the Company issued a total of 2,450,000 shares of its common stock to three consultants subject to three year lockup agreements and valued at $3,601,500. On May 3, 2007, the Company issued 750,000 shares of its common stock to a consultant involved in the Company’s acquisition of DATI valued at $1,102,500 which was charged against equity. On May 11, 2007, the Company issued 304,000 shares of its common stock for investment relations services pursuant to the terms of the agreement with the consultant. The 304,000 shares were valued at $456,000.On May 14, 2007, 350,000 shares of the Company’s common stock were returned to treasury and cancelled. On May 21, 2007, the Company issued 644,000 shares of its common stock pursuant to the anti-dilution provision of an agreement the Company has with a consultant.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

NOTE 9 – STOCKHOLDERS' DEFICIT, continued

On June 11, 2007, the Company issued 4,000 shares of its common stock pursuant to the terms of the agreement the Company has with an investment relations firm valued at $5,600. On June 11, 2007, the Company issued 250,000 shares of its common stock to a consultant valued at $350,000.  On June 19, 2007, the Company issued 2,250,000 shares of its common stock in exchange for the cancellation of $225,000 of debt owed on certain convertible notes. On June 21, 2007, the Company issued 1,000,000 shares to a consultant subject to a three year lockup agreement valued at $1,070,000. On June 27, 2007, the Company issued 6,412,500 shares of its common stock in exchange for 100% of the outstanding stock of NDATI. The 6,412,500 shares were valued at $7,630,875 of which $7,380,875 was charged to operations as an impairment loss. As part of the agreement to purchase NDATI, the Company issued 337,500 shares of its common stock to a consultant valued at $64,463, which was charged against equity.

On July 17, 2007, the Company issued 264,810 shares of its common stock to Mr. Stephen Beck pursuant to the ant-dilution provision of Mr. Beck’s settlement agreement. The 264,810 shares were valued at par. On July 17, 2007, the Company issued 4,000 shares of its common stock pursuant to the terms of the agreement the Company has with an investment relations firm valued at $4,200. On July 20, 2007, the Company issued 106,500 shares of its common stock to a consultant valued at $106,500.  On July 27, 2007, the Company issued 100,000,000 shares in its name which it is holding for future financing. On July 30, 2007, the Company issued 250,000 shares of its common stock to a consultant valued at $260,000.  On July 30, 2007, the Company issued 4,000 shares of its common stock pursuant to the terms of the agreement the Company has with an investment relations firm valued at $4,160. On August 24, 2007, the Company issued 950,000 shares of its common stock to two consultants valued at $988,000.  On September 11, 2007, the Company issued 290,000 shares of its common stock for legal services valued at $208,800. On September 19, 2007, the Company issued 2,000,000 shares of its common stock in exchange for the cancellation of $200,000 of debt owed on certain convertible notes. On September 19, 2007, the Company issued 4,000 shares of its common stock pursuant to the terms of the agreement the Company has with an investment relations firm valued at $2,680. On September 21, 2007, the Company issued 250,000 shares of its common stock to two consultants valued at $167,500. On September 24, 2007, the Company issued 1,000,000 shares of its common stock to a consultant valued at $670,000. On September 26, 2007, the Company issued 240,000 shares of its common stock to a consultant valued at $165,600. On September 28, 2007, the Company issued 1,500,000 shares of its common stock to its chief engineer as part consideration in the acquisition of Bridge. The Company deemed the acquisition as a related party transaction and valued the 1,500,000 shares at par. On September 28, 2007, the Company issued 675,000 shares of its common stock to a consultant valued at $540,000.

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

As of September 30, 2007, the Company was owed $8,235 from its CEO.  The loan is assessed interest at an annual rate of 10%.  Interest credited to operations relating to this loan during the three months ended September 30, 2007 and 2006 amounted to $197 and $125, respectively.  Interest credited to operations relating to this loan during the nine months ended September 30, 2007 and 2006 amounted to $387 and $142, respectively.

On October 1, 2006, the Company entered into an employment agreement with the Company’s CEO, which provides certain terms and conditions with respect to the CEO’s employment.  The agreement is for a three-year term, and the CEO will be paid an annual salary of $250,000, with one year of paid severance if he is terminated without good cause prior to the expiration of the employment term.

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

In September 2003, the Company adopted the 2003 Plan and reserved 33,333 shares of its common stock for grant.  Eligible plan participants include independent consultants.  The option price shall be no less than 85% of the fair market value of a share of common stock at date of grant.  The plan expires upon the earlier of all reserved shares being granted or September 23, 2006.

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months and Nine Months Ended September  30, 2007 and 2006

	As filed	Restated	Difference

Deficit accumulated during the development stage, December 31, 2005	$(60,783,746)	$(61,927,722)	$(1,143,976)

Research & Development	2,364,849	3,382,405	1,018,341

General & Administrative	1,801,928	1,927,558	125,631

Deficit accumulated during the development stage, December 31, 2006	(72,358,976)	(239,811,822)	(167,452,846)

Research & Development	3,071,289	1,058,637	(201,268)

General & Administrative	8,053,572	166,048,971	174,102,543

Interest expense	1,614,431	1,625,613	11,182

Change in Fair Value of derivative	(6,389,272)	(1,934,246)	(4,455,026)

Gain on modification of convertible debt	(831,035)	(638,338)	(192,697)

Deficit accumulated during the development stage, June 30, 2007	(100,909,477)	(292,944,478)	192,035,001

Net loss for the six months ended June 30, 2007	(28,550,501)	(53,132,656)	24,582,155

	For the Three Months Ended
	September 30,
	2006	2006

	As filed	Restated	Difference
Revenues:
Research and development	$-	$-	$-
Revenue from bridge testing	-	-	-
Other	-	-	-

Total revenues	-	-	-

Costs and expenses:
Research and development	2,420,225	258,122	2,162,103
General and administrative	991,843	2,752,551	(1,760,708)

Total costs and expenses	3,412,068	3,010,673	401,395

Loss from operations	(3,412,068)	(3,010,673)	(401,395)

Other income (expense):
Interest expense	(942,310)	(933,707)	(8,603)
Change in fair value of investments derivative liability	90,000	162,444	(72,444)
Change in fair value of derivative and warrant liabilities	1,917,132	635,532	1,281,600
Interest income	10,451	10,450	1
Other	(40,000)	-	(40,000)

Other expense, net	1,035,273	(125,281)	1,160,554
			-
Loss before provision for income taxes	(2,376,795)	(3,135,954)	759,159
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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Act and Section 21E of the Exchange Act).  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

Our biggest challenge is funding the continued research and development of our products, and then the marketing of our products, until they generate sufficient revenue to support our operations.  We try to keep our overhead low and utilize outside consultants as much as possible in order to reduce expenses, and thus far we have been successful in raising enough capital through loans and the sale of our securities to fund operations.  For the foreseeable future, we will continue to raise capital in this manner.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  In consultation with our Board of Directors, we have identified the following accounting policies that we believe are key to an understanding of our financial statements.  These are important accounting policies that require management’s most difficult, subjective judgments.

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

Item 3.     Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company.  The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.  The Certifying Officers have evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days of the date of this report.  regarding required disclosure.  Based on that evaluation, the Certifying Officers have concluded that, as of September 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

On October 1, 2007, Mr. Beck served us with a Motion for Enforcement of Settlement and Entry of Judgment (“Motion”).  On November 16, 2007, Honorable Joe. W. Hilberman ruled on Mr. Beck's Motion. The ruling states that we shall provide Mr. Beck with the remainder of the 1,263,800 Anti-Dilution Shares, the 1.78% Upside Shares, and 7.5% of capital we raise until Mr. Beck has reached the $800,000 guarantee. To date, $612,284 of the $800,000 guarantee has been paid to Mr. Beck. Honorable Hilberman ordered the parties to submit proposed judgments by Monday, November 26, 2007, which the parties did. No judgment has been entered at this time.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

On July 17, 2007, we issued 264,810 shares of our common stock to Mr. Stephen Beck pursuant to the anti-dilution provision of Mr. Beck’s settlement agreement. The 264,810 shares were valued at par.

On July 17, 2007, we issued 4,000 shares of our common stock pursuant to the terms of an agreement we have with an investment relations firm valued at $4,200.

On July 20, 2007, we issued 106,500 shares of our common stock to a consultant valued at $106,500.

On July 27, 2007, we issued 100,000,000 shares which we are holding for potential future financing.

On July 30, 2007, we issued 250,000 shares of our common stock to a consultant valued at $260,000.

On July 30, 2007, we issued 4,000 shares of our common stock pursuant to the terms of an agreement we have with an investment relations firm valued at $4,160.

On August 24, 2007, we issued 950,000 shares of our common stock to two consultants valued at $988,000.

On September 11, 2007, we issued 290,000 shares of our common stock for legal services valued at $208,800.

On September 19, 2007, we issued 2,000,000 shares of our common stock in exchange for the cancellation of $200,000 of debt owed on certain convertible notes.

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

On September 28, 2007, we issued 1,500,000 shares of our common stock to our chief engineer as part consideration in the acquisition of Bridge Testing Concepts, Inc., a corporation wholly owned by our chief engineer. We deemed the acquisition as a related party transaction and valued the 1,500,000 shares at par.

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

Dated: December 5, 2007	/s/ Robert M. Bernstein
	By:	Robert M. Bernstein
	Its:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)