Form 10KSB
period 2007-12-31
MATERIAL TECHNOLOGIES INC /CA/
filed 2008-04-14
CIK 1036668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Issuer’s telephone number: (310) 208-5589

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

For the year ended December 31, 2007, our revenue was $201,917.

As of April 3, 2008, the number of shares of Class A common stock outstanding was 192,288,844.  As of April 8, 2008, the aggregate market value of our common stock held by non-affiliates was approximately $3,846,657.83 (based upon 153,253,260 shares at $0.0251 per share).

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference: (i) Registration Statement on Form S-1, filed April 30, 1997; (ii) Annual Report on Form 10-KSB for the fiscal year December 31, 2000, filed March 30, 2001; (iii) Annual Report on Form 10-KSB for the fiscal year December 31, 2003, filed April 9, 2004; (iv) Current Report on Form 8-K, filed August 24, 2006; (v) Current Report on Form 8-K, filed November 8, 2006; (vi) Current Report on Form 8-K, filed February 6, 2007; (vii) Registration Statement on Form S-1, filed January 19, 1996; (viii) Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005, filed November 14, 2005; (ix) Current Report on Form 8-K/A, filed January 5, 2006; (x) Current Report on Form 8-K, filed May 17, 2006; (xi) Current Report on Form 8-K, filed June 8, 2006; (xii) Current Report on Form 8-K/A, filed June 15, 2006; (xiii) Registration Statement on Form SB-2, filed June 15, 2006; (xiv) Current Report on Form 8-K, filed June 9, 2006; (xv) Current Report on Form 8-K, filed November 2, 2006; (xvi) Current Report on Form 8-K, filed November 28, 2006; (xvii) Current Report on Form 8-K, filed January 3, 2007; and (xviii) Annual Report on Form 10-KSB for the fiscal year December 31, 2006, filed April 3, 2007, are incorporated in Part III, Item 13.

Transitional Small Business Disclosure Format (check one):  Yes           No   X

TABLE OF CONTENTS

ITEM 1	DESCRIPTION OF BUSINESS........................................................................................	1

ITEM 2	DESCRIPTION OF PROPERTY.......................................................................................	7

ITEM 3	LEGAL PROCEEDINGS...................................................................................................	7

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................	9

ITEM 5	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........................................................................................................................	9

ITEM 6	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................................................	11

ITEM 7	FINANCIAL STATEMENTS...........................................................................................	19

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......................................................	19

ITEM 8A	CONTROLS AND PROCEDURES..................................................................................	20

ITEM 8B	OTHER INFORMATION.................................................................................................	21

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.........	21

ITEM 10	EXECUTIVE COMPENSATION.....................................................................................	26

ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS...................................	27

ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................	28

ITEM 13	EXHIBITS..........................................................................................................................	28

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES...................................................	34

SIGNATURES.........................................................................................................................................		35

PART I

ITEM 1 – DESCRIPTION OF BUSINESS.

Development of Business

We were formed as a Delaware corporation on March 4, 1997.  We are the successor to the business of Material Technology, Inc., a Delaware corporation, also doing business as Tensiodyne Scientific, Inc.  Material Technology, Inc. was the successor to the business of Tensiodyne Corporation that began developing the Fatigue Fuse in 1983.  Our two predecessors, Tensiodyne Corporation and Material Technology, Inc. were engaged in developing and testing our Fatigue Fuse and, beginning in 1993, developing our Electrochemical Fatigue Sensor.

Our Business

Over the last several years, we were engaged in research and development of metal fatigue detection, measurement, and monitoring technologies.  We have now developed several monitoring devices for metal fatigue detection and measurement.  We are currently marketing our technology.

Our efforts have been dedicated to developing devices and systems that indicate the true status of fatigue damage in a metal component.  We have developed two products.  The first is a small, simple device that continuously integrates the effect of fatigue loading in a structural member, called a Fatigue Fuse.  The second is an instrument that detects very small growing fatigue cracks in metals, the Electrochemical Fatigue Sensor.  The Electrochemical Fatigue Sensor has demonstrated in the laboratory that it can detect cracks as small as 10 microns (0.0004 inches), which we believe is smaller than any other practical crack detection technology.  The Company holds the patents on the Fatigue Fuse and the license on the technology on the Electrochemical Fatigue Sensor from the University of Pennsylvania and licenses both of those technologies to us.

We have completed the technology to the point where we are now performing real world bridge inspections.

The Federal Highway Administration (FHA) has signed a $347,500 contract with us to purchase equipment and training as part of their Steel Bridge Testing Program.  They will use our EFS system in the laboratory and on actual bridges to find growing fatigue cracks.  Following the completion of this program, the FHA will recommend technologies for use on bridges for specific bridge problems.

Our on-call contract with the Pennsylvania Department of Transportation (PennDOT) is continuing to produce good results.  We have used the EFS on 12 bridges in Pennsylvania so far, totaling over $100,000.  We anticipate further work orders to be issued for the next inspection season.  We have also received interest from several inspection companies in Pennsylvania to purchase EFS equipment, as well as training and licensing, in order to execute these further work orders, with licensing fees payable to us for each bridge inspected.  One such company has already been trained at their cost to help us execute on-call contracts in 2008.

We completed a contract with Massachusetts (MassHighway) for $24,290.  We then met with MassHighway representatives who hired us to conduct additional bridge inspections during 2008.

New York State contracted with us to provide EFS inspection services on a high profile fracture critical bridge for $9,630.  As a result of this initial inspection for the New York State Department of Transportation, we will be performing a follow up inspection.  Additionally, they are evaluating purchase of equipment, training for their engineers, and licensing in 2008.

We have completed an inspection of a fracture critical bridge in West Sacramento, California, and are also in the process of analyzing and reporting the results.  At the same time we have met with several high-ranking state and national officials in California, with more meetings planned, all discussing the use of EFS across the state.

We have also formed a strategic alignment with a California-based independent testing laboratory called Smith Emery Company.  Smith Emery Company is over 100 years old and has over 400 employees in California as well as an office in China.  They perform weld testing, building façade testing, and metallurgical failure analysis.  Engineers and technicians have already been trained at their cost to execute contracts in the western U.S. region.

We have signed a contract with the Canadian National Railway to inspect a bridge in Wisconsin.  The Canadian National Railway owns a number of bridges in the United States.

We have completed and sent PennDOT a report on the nine bridges we inspected in Pennsylvania.  We hope to meet with PennDOT in the near future to discuss the use of EFS on their remaining steel bridges.

We have been invited by the U.S. Army Corps of Engineers to present at the U.S. Secretary of Defense’s office on May 1 and 2, 2008.  The U.S. Army Corps of Engineers owns all of the bridges over U.S. federal waterways.

We have scheduled inspections in 2008 for the following entities so far:
  Virginia Department of Transportation
  Canadian National Railway
  Alabama Department of Transportation
  MassHighway
  New York Department of Transportation

We have been hired to perform inspections with the following entities which have not yet been scheduled:

  New Jersey Department of Transportation
  PennDOT

  Union Pacific Railroad
  URS Engineers

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

  The Electrochemical Fatigue Sensor (EFS”)

  The EFS is a device that employs the principle of electrochemical/mechanical interaction of metals under repeated loading to find growing cracks.  It is an instrument that detects very small cracks and has the potential to determine crack growth rates.  The

  Electrochemical Fatigue Sensor has demonstrated in the laboratory that it can detect cracks as small as 10 microns (0.0004 inches), which we believe is smaller than any other practical technology.  We believe that nothing comparable to this instrument currently exists in materials technology.  We have inspected approximately 33 bridges to date using this technology.

  The EFS functions by treating the location of interest (the target) associated with the structural member as an electrode of an electrochemical cell (similar to a battery).  By imposing a constant voltage-equivalent circuit as the control mechanism for the electrochemical reaction at the target surface, current flows as a function of stress action.  The EFS is always a dynamic process; therefore stress action is required, e.g., to measure a bridge structural member it is necessary that cyclic loads be imposed, such as normal traffic on the bridge would do.  The results are a specific set of current waveforms and amplitudes that characterize and indicate fatigue damage i.e., growing fatigue cracks.

  Status of our Technologies

  Currently, our primary focus is on the commercialization of the EFS.

  Status of the EFS

  Within the past twelve months, we have successfully used EFS on 18 highway and railroad bridges.  We are now actively marketing the EFS for bridges.

  Status of the Fatigue Fuse

  To date, certain organizations have included our Fatigue Fuse in test programs.  We have already completed the tests for welded steel civil bridge members conducted at the University of Rhode Island.  In 1996, Westland Helicopter, a British firm, tested the Fatigue Fuse on helicopters.  That test was successful with the legs of the Fatigue Fuses failing in sequence as predicted. At the present time, we are applying Fatigue Fuses to several portable aluminum bridges for the U.S. Army.

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

  Application of Our Technologies For Bridges

  Our EFS and Fatigue Fuse products primarily address the detection of fatigue in structures such as bridges.  In the United States alone, there are more than 610,000 bridges of which over 260,000 are rated by the Federal Highway Administration as requiring major repair, rehabilitation, or replacement.  Our EFS and Fatigue Fuse products can be effectively used as fatigue detection devices for all metal bridges located within the United States.  Our detection devices also address maintenance problems associated with bridge structures.

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

  We are the owner and/or assignee of eight patents as follows:

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

  On May 27, 1994, we borrowed $25,000 from Sherman Baker, one of our shareholders.  We gave Mr. Baker a promissory note due May 31, 2002 and we pledged our patents as collateral to secure the repayment of this note.  As of December 31, 2007, there is a first priority security interest in our patents as collateral for the repayment of the amounts we owe to Mr. Baker.  As additional consideration for this loan, we granted to Mr. Baker a 1% royalty interest in the Fatigue Fuse and a 0.5% royalty interest in the Electrochemical Fatigue Sensor.  We are in default of the repayment terms of the note held by Mr. Baker, and at December 31, 2007, we owe Mr. Baker $56,761 in principal and accrued interest.  Mr. Baker has not taken any action to foreclose his interest in the collateral and we are in discussions with Mr. Baker, with the expectation that we will cure any default in the note he holds and avoid any foreclosure of his security interest held in our patents.  We believe that although we have not yet cured our defaults on the loans to Mr. Baker, our current communications with him suggest that Mr. Baker does not have the present intention of foreclosing on the patents as collateral or the pursuit of legal action against us to collect the balance due under our note.

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

  Employees

  We have six full-time employees.  In addition, we retain consultants on an independent contractor basis for specialized work.

  ITEM 2 – DESCRIPTION OF PROPERTY

  We lease an office at 11661 San Vicente Blvd., Suite 707, Los Angeles, California, 90049.  The space consists of 830 square feet and will be adequate for our current and foreseeable needs.  The total rent is payable at $2,582 per month on a month-to-month basis.  Either party may cancel the lease on 30 days notice.

  ITEM 3 – LEGAL PROCEEDINGS

  Stephen Beck

  In July 2002, we settled a lawsuit related to a contract dispute with Mr. Stephen Beck.  In March 2006, Mr. Beck filed a lawsuit against us alleging breach of contract related to the lawsuit settlement and sought approximately $135,000 in damages, plus the issuance of 12,989 shares of our common stock plus interest.

  In December 2006, we entered into a settlement and release agreement, as well as irrevocable escrow instructions, to settle the lawsuit Mr. Beck filed in March 2006.  As consideration under the settlement, we issued 5,000,000 shares of our common stock to Mr. Beck, with the shares to be held by an escrow agent and distributed to Mr. Beck monthly with a trading limit equal to 8% of the previous month’s trading volume of our common stock, until Mr. Beck has received a total of $800,000.  As we have guaranteed this debt to Mr. Beck in the amount of $800,000, we have recorded a liability as of December 31, 2007 for this amount.  As Mr. Beck receives proceeds from the sale of his shares into the market and 7.5% (net of any expenses incurred by us) of any cash raised by us from the sale of equity, we will reduce our guarantee by that amount. We have paid a total of $285,182 to Mr. Beck in cash as part of the settlement.   Mr. Beck also had anti-dilution rights on those shares to maintain his percentage ownership through September 27, 2008.  We issued another 5,000,000 shares to Mr. Beck to be held in escrow until the conditions are met with respect to the anti-dilution shares.  As of the date of this Report, we have issued a total of 1,348,927 shares of common stock to Mr. Beck pursuant to the anti-dilution provision in the settlement arrangement.  In or about February 2008, Mr. Beck reached the $800,000 guarantee from the sale of our common stock and the cash received from us for 7.5% of the capital we raised.  Therefore, as of the date of this Report, we have no further liability to Mr. Beck.

  On September 12, 2007, we filed a complaint for declaratory relief against Mr. Beck in the Superior Court of the State of California, County of Los Angeles, Central Judicial District, seeking a judicial determination as to the respective rights and duties of us and Mr. Beck with respect to certain terms and conditions of the settlement agreement and escrow instructions.

  On October 1, 2007, Mr. Beck served us with a Motion for Enforcement of Settlement and Entry of Judgment (Motion”).  Mr. Beck’s motion was denied.

  On February 7, 2008, we filed a first amended complaint in our action against Mr. Beck for declaratory relief which now also seeks to have the settlement agreement and escrow instructions rescinded.  On March 6, 2008, Mr. Beck filed a cross-complaint against us and Robert M. Bernstein, our President and a Director, for breach of contract, specific performance, declaratory relief, conversion, intentional interference with contract (against Mr. Bernstein only) and, in the alternative, equitable restitution.

  Gem Advisors, Inc., GEM Global Emerging Markets, and Global Emerging Markets of North America, Inc.

  On June 15, 2005, we filed a Complaint in the Los Angeles Superior Court, State of California, case number BC336689, against Gem Advisors, Inc., GEM Global Emerging Markets, and Global Emerging Markets of North America, Inc., seeking a declaration regarding certain agreements we entered into with the parties.  We did not seek monetary damages.  On November 16, 2005, Gem Advisors, Inc. filed an Answer and Cross-Complaint, seeking approximately $1.9 million in damages arising out of finders fees for certain transactions.  On November 30, 2005, default judgments were entered against the other defendants who failed to respond to our Complaint.  In September 2006, this case was dismissed as to all parties because the parties thought they could agree on the terms of a written settlement agreement.  However, the parties failed to reach a settlement and no formal settlement agreement was ever executed.

  On November 30, 2007, Gem Advisors, Inc. filed a lawsuit against us, Robert M. Bernstein, and Lawrence I. Washor (who represented us in the lawsuit against Gem Advisors, Inc. filed on June 15, 2005), for breach of contract (settlement), breach of contract (for transfer to Gem Advisors, Inc. of 585,000 shares we held in another company), breach of covenant of good faith and fair dealing, and fraud and deceit – promise made without intention to perform (the only cause of action asserted against Robert M. Bernstein and Lawrence I. Washor).  Gem Advisors, Inc. is seeking damages in excess of $250,000.

  ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

  PART II

  ITEM 5 – MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Market Information

  Our common stock is quoted on the OTC Bulletin Board under the symbol MTTG.  The following table sets forth the high and low bid prices per share of common stock for the last two fiscal years.  These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High	Low

Fiscal year ended December 31, 2006:
First quarter	$0.29	$0.09
Second quarter	$0.35	$0.08
Third quarter	$0.10	$0.03
Fourth quarter	$13.80	$0.03

Fiscal year ended December 31, 2007:
First quarter	$3.70	$0.41
Second quarter	$1.65	$1.01
Third quarter	$1.97	$0.55
Fourth quarter	$0.75	$0.40

  The closing price of our common stock on April 8, 2008 was $0.0251.

  Holders

  As of the date of this Report, we had 192,288,844 shares of our Class A common stock issued and outstanding and held by approximately 1,721 holders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  The transfer agent for our Class A common stock is Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117.

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

  Securities Authorized for Issuance under Equity Compensation Plans

  On April 18, 2006, our Board of Directors approved the 2006 Non-Qualified Stock Grant and Option Plan (the 2006 Plan”) with 100,000 shares of our common stock available for issuance under the plan.  The plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees.  As of the date of this Report, we have issued all 100,000 shares of common stock under the plan.

  On December 1, 2006, our Board of Directors approved the 2006/2007 Non-Qualified Company Stock Grant and Option Plan (the 2006/2007 Plan”) with 3,000,000 shares of our common stock available for issuance under the plan.  The plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees.  As of the date of this Report, we have not issued any options or shares of common stock under the 2006/2007 Plan.

  Recent Sales of Unregistered Securities

  On September 28, 2007, we issued 400,000 shares of common stock to an employee subject to vesting, which were ultimately forfeited due to the employee’s termination.

  On October 2, 2007, we issued 76,300 shares of common stock to one entity in consideration for services.

  On October 8, 2007, we issued 1,430,400 shares of common stock to three entities and one individual under Regulation S in consideration for prior investments.

  On October 8, 2007, we sold 770,000 shares of common stock to one entity at $0.65 per share for total gross proceeds of $505,000 under Regulation S.

  On October 12, 2007, we issued 4,000,000 shares of common stock to an entity in exchange for certain of their shares.  However, the exchange was cancelled and each side returned the other’s shares.

  On December 3, 2007, we sold 2,027,900 shares of common stock to 42 individuals and entities at $0.24 per share for total gross proceeds of $486,696.

  On December 6, 2007, we sold 62,500 shares of common stock to one entity at $0.40 per share for total gross proceeds of $25,000 under Regulation S.

  On December 10, 2007, we issued 250,000 shares to one individual in exchange for services.

  On January 9, 2008, we issued 425,000 shares of common stock to one individual in exchange for consulting services.

  On January 14, 2008, we issued a total of 7,000,000 shares of common stock to two entities for investor relations services.

  On January 21, 2008, we issued 425,000 shares of common stock to one individual in exchange for services.

  On February 19, 2008, we issued 200,000 shares of common stock to one individual in exchange for services.

  On February 25, 2008, we issued 150,000 shares of common stock to one individual in exchange for consulting services.

  On February 27, 2008, we issued 150,000 shares of common stock to one individual in exchange for consulting services.

  On February 27, 2008, we issued 200,000 shares of common stock to one individual in exchange for consulting services.

  On February 27, 2008, we issued 25,000 shares of common stock to one individual in exchange for consulting services.

  On April 9, 2008, we issued options to purchase a total of 15,390,546 shares of Class A common stock to two individuals at an exercise price of $0.025 per share.

  On April 9, 2008, we issued options to purchase a total of 48,000 shares of Class B common stock to two individuals at an exercise price of $0.50 per share.

  Unless otherwise indicated, we relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Securities Act of 1933 (the “Act”) and/or Rule 506 of Regulation D of the Act.  We believe that each investor had adequate access to information about us through the investor’s relationship with us.

  ITEM 6 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

  Overview

  We research and develop technologies that detect and measure metal fatigue.  We have developed two products.  Our two products are the Fatigue Fuse and Electrochemical Fatigue Sensor.  We generate very little revenue from the sale and licensing of our products, and thus we are a development stage company.

  Our biggest challenge is funding the continued research and development and commercialization of our products until we can generate sufficient revenue to support our operations.  We try to keep our overhead low and utilize outside consultants as much as possible in order to reduce expenses, and thus far we have been successful in raising enough capital through loans and financing to fund operations.  For the foreseeable future, we will continue to raise capital in this manner.

  Our consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have sustained operating losses since our inception (October 21, 1983).  In addition, we have used substantial amounts of working capital in our operations.  Further, at December 31, 2007, the deficit accumulated during the development stage amounted to approximately $313,208,402.

  In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon our ability to meet our financing requirements and the success of our future operations.  During 2007, we received approximately $4,000,000 in private financing, primarily from the sale of equity and debt securities.  We plan to continue to raise funds through the sale of our securities for the foreseeable future.  In addition in 2007, we received contracts to inspect certain bridges with nine states which generated gross revenue of approximately $201,917.  We have begun marketing our current technologies while continuing to develop new methods and applications.  We will need to raise additional capital to finance future activities and no assurances can be made that current or anticipated future sources of funds will enable us to finance future operations.  In light of these circumstances, substantial doubt exists about our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

  Results of Operations for the Year Ended December 31, 2007 as Compared to the Year Ended December 31, 2006

  Introduction

  In 2007, we had revenues from bridge testing.  Our revenues for 2007 totaled $201,917.  We continued to fund the majority of our operations through the issuance of our stock, resulting in large expenses in the areas of research and development and consulting.  The amount of cash used in our operations was approximately $2,664,630 in 2007 compared to approximately $1,779,256 in 2006.  We anticipate that we will continue to fund a substantial portion of our operations through the sale of our securities until such time as we can begin to generate substantial revenue from the sale of our products, and we do not have an estimate of when such revenues will begin.

  Revenues and Loss from Operations

  Our revenue, research and development costs, general and administrative expenses, and loss from operations for the year ended December 31, 2007 as compared to the year ended December 31, 2006 are as follows:

		Year Ended December 31, 2007		Year Ended December 31, 2006	Percentage Change

Revenue		$201,917		$39,446	411.89%
Research and development costs		3,701,966		902,446	310.21%
General and administrative expenses		98,557,943		138,892,926	(29.04)%

Loss from Operations		$(73,396,581)		$(177,884,101)	(58.74)%
	==	============	==	============

  Our revenues for both 2007 and 2006 were derived exclusively from bridge testing.

  Of the $3,701,966 in research and development costs for 2007, $197,005 was incurred in salaries to our in-house engineering staff which included an officer and director, $359,861 was paid to outside consultants and for related expense reimbursements, and we valued the issuance of 2,116,000 shares of our common stock that was issued to various consultants at $3,145,100.  Of the $1,013,969 in research and development costs for 2006, $111,523 was incurred in salaries to our in-house engineering staff which included an officer and director, $271,279 was paid to outside consultants and for related expense reimbursements, and we valued the issuance of 36,028 shares of our common stock that were issued to various consultants at $631,167.

  General and administrative expenses were $98,557,943 and $138,781,403, respectively, for the years ended December 31, 2007 and 2006.  The major expenses incurred during each of the years were:

	Year Ended December 31, 2007	Year Ended December 31, 2006

Consulting services	$16,855,747	$125,332,072
Officer’s salary	284,916	211,574
Officer’s stock based compensation	60,048,000	6,575,342
Secretarial salaries	132,754	114,561
Office expense	1,053,280	974,704
Office expense	97.459	52,855
Rent	139,173	28,176
Rent	30,750	28,176
Impairment loss	19,294,875	1,913,445
Payroll taxes	42,334	28,255
Telephone	27,929	17,375

  Of the $16,855,747 in consulting expense for the year ended December 31, 2007, $12,394,888 was related to the issuance of 8,926,724 shares of common stock.  In addition, the Company charged $1,100,000 in consulting fees through an increase in convertible debt of $1,100,000 and charged $2,845.000 to consulting in connection with the acquisition of shares of Rocket City Automotive. Of the $125,332,072 in consulting expense for the year ended December 31, 2006, $124,543,689 was related to the issuance of 35,021,248 shares of common stock.

  Other Income and Expenses and Net Loss

  Our gain on modification of convertible debt, modification of research and development sponsorship agreement, loss on subscription receivables, interest expense, other-than-temporary impairment of marketable securities, change in fair value of derivative and warrant liabilities, loss on settlement of lawsuits, and net loss for the year ended December 31, 2007 as compared to the year ended December 31, 2006 are as follows:

		Year Ended December 31, 2007		Year Ended December 31, 2006	Percentage Change

Gain on modification of convertible debt		$-0-		$1,033,479	(100)%
Interest expense		(2,374,032)		(1,625,592)	46.04%
Net unrealized and realized loss of marketable securities		(3,986,553)		(3,798,516)	4.95%
Change in fair value of derivative and warrant liabilities		34,962,617		(33,780,874)	(196.5)%
Interest income		60,179		37,120	62.12%
Other		-0-		7,008	(100)%
Provision for income taxes		(800)		(800)
Net loss		$(73,396,581)		$(177,884,101)	(58.74)%
	==	============	==	============

  Our loss of the gain on modification of convertible debt of $1,033,479 from 2006 is related to our modification of the Palisades debt and removal of associated derivative liability.    Our interest expense includes amortization of debt discounts totaling $2,041,213 in 2007 and $968,716 in 2006.  The change in fair value of derivative and warrant liabilities represents the change in derivative values related to warrants and convertible debt with Palisades and Golden Gate.

  Liquidity and Capital Resources

  Introduction

  During the year ended December 31, 2007, as with 2006, we did not generate positive cash flow.  As a result, we funded our operations through the private sale of equity and debt securities, the issuance of our securities in exchange for services, and loans.

  Our cash, investments in marketable securities held for trading, investments in marketable securities available for sale, accounts receivable, prepaid services, prepaid expenses and other current assets, total current assets, total assets, total current liabilities, and total liabilities as of December 31, 2007, as compared to December 31, 2006, were as follows:

	December 31, 2007	December 31, 2006

Cash	$809,710	$129,296
Marketable securities – trading	300,000	135,136
Marketable securities – available-for-sale	1,009,267	-0-

Accounts receivable	108,661	116,707
Inventories	62,216	-0-
Prepaid expenses and other	47,962	40,006
Total current assets	2,337,546	421,145
Total assets	2,425,280	432,780
Total current liabilities	691,380	542,802
Total liabilities	34,697,949	46,986,215

  Cash Requirements

  For the year ended December 31, 2007, our net cash used in operations was $(2,664,630) compared to $(1,779,256) for the year ended December 31, 2006.

  Negative operating cash flows during the year ended December 31, 2007 were primarily created by a net loss from operations of $(73,396,581), offset by impairment losses of $19,257,375 incurred in connection with the acquisition of three subsidiaries, the issuance of stock for services of $16,195,289, other-than-temporary impairment of marketable securities available for sale of amortization of discount on convertible debentures of $3,986,200 and an increase in officer stock based compensation of $60,000,000.  There was also an increase in the fair value of derivative and warrant liabilities of $34,962,617.

  Negative operating cash flows during the year ended December 31, 2006 were primarily created by a net loss from operations of $(177,884,101), offset by impairment losses of $1,913,445 incurred in connection with the acquisition of a subsidiary, a loss on write off of subscription receivables of $1,346,010, the issuance of stock for services of $126,199,122, other-than-temporary impairment of marketable securities available for sale of $3,798,516, amortization of discount on convertible debentures of $968,716, a increase in the fair value of derivative and warrant liabilities of $33,780,874 and an increase in accounts payable and accrued expenses of $1,197,776, and an increase in officer stock based compensation 6,575,342.  There was also a gain on modification of convertible debt of $1,033,479.

  Because of our need for cash to fund our continuing research and development, we do not have an opinion as to how indicative these results will be of future results.

  Sources and Uses of Cash

  Net cash provided by (used in) investing activities for the years ended December 31, 2007 and 2006, were $(648,543) and $236,372, respectively.  For the years ended December 31, 2007 and 2006, the net cash came primarily from the sale of securities in the amount of $537,174 and $242,506, respectively, offset by the amount for purchase of securities of $(1,702,038) and $(7,307), respectively.  Net cash from investment activities in 2007 was further increased by the $600,000 cash we received in connection with the acquisition of three subsidiaries, and $400,000 in redemptions of certificate of deposits.

  Net cash provided by financing activities for the years ended December 31, 2007 and 2006, were $3,993,588 and $1,630,734, respectively.  For the year ended December 31, 2007, the net cash came primarily from the sale of common stock and warrants of $4,566,631 and proceeds from convertible debentures and other notes payable of $20,000.  For the year ended December 31, 2006, the net cash came primarily from the sale of common stock and warrants of $1,680,553 and proceeds from convertible debentures and other notes payable of $50,000.

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

  Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ” and EITF 00-18,  Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.”  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance to EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we record the fair value of nonforfeitable common stock issued for future consulting services as prepaid services in our consolidated balance sheet.

  The fourth critical accounting policy is our accounting for conventional convertible debt.  When the convertible feature of the conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (BCF”).  We record a BCF as a debt discount pursuant to EITF Issue No. 98-5 (EITF 98-05”),  Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio,”  and EITF Issue No. 00-27,  Application of EITF Issue No. 98-5 to Certain Convertible Instrument(s) .”  In those circumstances, the convertible debt will be recorded net of the discount related to the BCF.  We amortize the discount to interest expense over the life of the debt using the effective interest method.

  The fifth critical account policy relates to the accounting for non-conventional convertible debt and the related stock purchase warrants.  In the case of non-conventional convertible debt, we bifurcate our embedded derivative instruments and records them under the provisions of SFAS No. 133,  Accounting for Derivative Instruments and Hedging  Activities,” as amended, and EITF Issue No. 00-19,  Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. ” These embedded derivatives include the conversion feature, liquidated damages related to registration rights and default provisions.  The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the non-conventional convertible debenture, we are required to value and classify all other non-employee stock options and warrants as derivative liabilities at that date and mark them to market at each reporting date thereafter.  Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, we will record a non-operating, non-cash charge.  If the fair value of the derivatives is lower at the subsequent balance sheet date, we will record non-operating, non-cash income.  We value our derivatives primarily using the Black-Scholes Option Pricing Model.  The derivatives are classified as long-term liabilities.

  The sixth critical accounting policy relates to the recording of marketable securities held for trading and available-for-sale.  Marketable securities purchased with the intent of selling them in the near term are classified as trading securities. Trading securities are initially recorded at cost and are adjusted to their fair value, with the change in fair value during the period included in earnings as unrealized gains or losses.  Realized gains or losses on dispositions are based upon the net proceeds and the adjusted book value of the securities sold, using the specific identification method, and are recorded as realized gains or losses in the consolidated statements of operations.  Marketable securities that are not classified as trading securities are classified as available-for-sale securities.  Available-for-sale securities are initially recorded at cost.  Available-for-sale securities with quoted market prices are adjusted to their fair value, subject to an impairment analysis (see below).  Any change in fair value during the period is excluded from earnings and recorded, net of tax, as a component of accumulated other comprehensive income (loss).  Any decline in value of available-for-sale securities below cost that is considered to be other than temporary is recorded as a reduction of the cost basis of the security and is included in the statement of operations as a write down of the market value (see below).

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

  In accordance with the guidance of EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, we assess any decline in value of available-for-sale securities and non-marketable securities below cost as to whether such decline is other than temporary.  If a decline is determined to be other than temporary, the decline is recorded as a reduction of the cost basis of the security and is included in the statement of operations as an impairment write down of the investment.

  ITEM 7 – FINANCIAL STATEMENTS

  The financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this Report.

  ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Effective September 11, 2007, KMJ/Corbin and Company, LLP (“KMJ”) resigned as our independent registered public accounting firm for the fiscal year ended December 31, 2007.

  We engaged KMJ on January 21, 2005.  For the last two fiscal years, KMJ’s reports on our financial statements did not contain an adverse opinion or a disclaimer of opinion, nor were the reports qualified or modified as to audit scope, or accounting principles, but they were modified as to uncertainty about our ability to continue as a going concern.  For the last two fiscal years and any subsequent interim period preceding the dismissal, there were no disagreements with KMJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of KMJ would have caused KMJ to make reference to the matter in their reports.

  We engaged Weinberg & Company, P.A. (hereinafter “Weinberg”) as our principal accountants to audit our financial statements effective as of September 11, 2007.  Effective November 5, 2007, we dismissed Weinberg as our independent registered public accounting firm for the fiscal year ended December 31, 2007.  Weinberg never issued a report on our financial statements.  During their engagement, there were no disagreements with Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Weinberg would have caused Weinberg to make reference to the matter in their reports.

  We engaged Kabani & Company, Inc. (hereinafter “Kabani”) as our principal accountants to audit our financial statements effective as of November 5, 2007.  Effective March 13, 2008, we dismissed Kabani as our independent registered public accounting firm for the fiscal year ended December 31, 2008.  Kabani’s services were limited to a review of our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.  During their engagement, there were no disagreements with Kabani on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Kabani would have caused Kabani to make reference to the matter in their reports.

  We engaged Gruber & Co. LLC (hereinafter “Gruber”) as the principal accountants to audit our financial statements effective as of March 13, 2008.  We, during our most recent fiscal year and any subsequent interim period to the date hereof, did not have discussions nor have we consulted with Gruber regarding the following: (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion to be rendered on the our financial statements, and neither a written report was provided to us nor oral advice was provided that Gruber concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matters that were the subject of a “disagreement,” as that term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a reportable event.

  ITEM 8A – CONTROLS AND PROCEDURES

  Our President and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining our disclosure controls and procedures.  The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.  The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report.  Based on that evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

  A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The Certifying

  Officers have identified the following three material weaknesses which have caused the Certifying Officers to conclude that our disclosure controls and procedures were not effective at the reasonable assurance level:

  1.       We do not yet have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2008.  The Certifying Officers evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

  On November 27, 2007, our the Certifying Officers concluded that in valuing previous periods’ non-cash security transactions, we utilized discounts to the respective share’s trading prices as well as its derivative liabilities which they have determined are without foundation.

  As a result of this evaluation and conclusion, the Certifying Officers in conjunction with our Board of Directors concluded that previously issued consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended December 31, 2005 and December 31, 2006, as well as all of our quarterly reports on Form 10-QSB during the 2005 and 2006 fiscal years, can no longer be relied upon.  In this regard, we will amend and restate our financial statements to eliminate all discounts and will refile our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 and its Form 10-QSB for the quarters ended March 31, 2007 and June 30, 2007.  The net effect of the restatements will be to increase the accumulated deficit at June 30, 2007 from $100,909,477 to $292,944,478.

  The Certifying Officers have discussed this matter with our current independent registered public accounting firm.

  To remediate the material weaknesses in our disclosure controls and procedures identified above, in addition to working with our independent auditors, we have continued to refine our internal procedures to begin to implement segregation of duties and to reduce the number of audit adjustments.

  ITEM 8B – OTHER INFORMATION

  None.

  PART III

  ITEM 9 – DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

  Directors and Executive Officers

  The following table sets forth the names, positions, and ages of our current directors and executive officers. Our executive officers are appointed by the Board of Directors.  The directors serve one-year terms until their successors are elected.  The executive officers serve until their death, resignation or removal by the Board of Directors.  Unless described below, there are no family relationships among any of the directors and officers, and none of our officers or directors serves as a director of another reporting issuer.

Name	Age	Position(s)

Robert M. Bernstein	73	Chief Executive Officer, President, Chief Financial Officer, Director
Marybeth Miceli Newton	31	Chief Operating Officer
Joel R. Freedman	47	Secretary and Director
Dr. William I. Berks	77	Vice President and Director
Brent Phares	36	Chief Engineer

  Robert M. Bernstein, President, CEO, Chief Financial Officer, and Director.  Mr. Bernstein received a Bachelor of Science degree from the Wharton School of the University of Pennsylvania in 1956.  From August 1959 until his certification expired in August 1972, he was a Certified Public Accountant licensed in Pennsylvania.  From 1961 to 1981, he was a consultant specializing in mergers, acquisitions, and financing.  From 1981 to 1986, Mr. Bernstein was Chairman and Chief Executive Officer of Blue Jay Enterprises, Inc. of Philadelphia, Pennsylvania, an oil and gas exploration company.  In December 1985, Mr. Bernstein formed a research and development partnership for our company, funding approximately $750,000 for research on the Fatigue Fuse.  In October 1988, Mr. Bernstein became our President, CEO, and Chief Financial Officer.

  Joel R. Freedman, Secretary and Director.  From October 1989 and continuing through the present, Mr. Freedmen has been our Secretary and a Director.  From 1983 through 1999, Mr. Freedmen was President of Genesis Advisors, Inc., an investment advisory firm in Bala Cynwyd, Pennsylvania.  From January 2000 through December 2002, Mr. Freedmen was a Senior Vice President of PMG Capital Corp., a securities brokerage and investment advisory firm in West Conshohocken, Pennsylvania.  From December 2002 and continuing through the present, Mr. Freedmen has been Senior Vice President of Wachovia Securities, LLC, a securities brokerage and investment advisory firm in Conshohocken, Pennsylvania.

  Dr. William Berks, Vice President and Director.  Dr. Berks joined us as our Vice President and Director in June 1997.  Dr. Berks holds six patents and has over 30 years experience in spacecraft mechanical systems engineering.  Dr. Berks has a Bachelor of Science in Aeronautical Engineering and a Master of Science in Applied Mechanics from Polytechnic Institute of New York, as well as a Master of Science in Industrial Engineering from Stevens Institute of Technology.  Prior to joining us, Dr. Berks was with TRW Incorporated for 26 years in a variety of management positions, where his duties included flight hardware fabrication and testing and where he was responsible for overseeing 350 employees.

  Marybeth Miceli, Chief Operating Officer.  Ms. Miceli has over 12 years experience in nondestructive evaluation and testing of civil infrastructure.  Ms. Miceli joined us as our Chief Operating Officer in July 2007.  From June 2005 through August 2007, Ms. Miceli was Director of Marketing for Sam Schwartz, LLC, Engineering and Planning Consultants, New York, in the areas of infrastructure management, non-destructive testing, and fatigue testing.  From January 2001 through May 2005, Ms. Miceli was with Lucius Pitkin, Inc., Engineering Consultants, where Ms. Miceli’s responsibilities included Quality Assurance Manager, and Assistant Radiation Safety Officer.  Among Ms. Miceli’s duties was the supervision and performance of failure analysis investigations, fatigue testing investigations, and interfacing with government agencies on testing, regulations, and safety.  Ms. Miceli is currently in the first year of a three year term serving as a director of the American Society of Non-destructive Testing, and Chairman in 2003 of the Metropolitan New York Chapter.  Ms. Miceli is a graduate of Johns Hopkins University and has a Master of Science in Materials Science and Engineering, from Virginia Polytechnic Institute.  Ms. Miceli is a member of the American Society of Metals and has published several papers on non-destructive testing of bridge components and other related subjects.

  Brent M. Phares, Chief Engineer.  Dr. Phares has over 15 years of management, inspection, research, and testing experience related to bridge structures.  From October 2001 and continuing through the present, Dr. Phares has been the Associate Director for Bridges and Structures at Iowa State University.  In this position, Dr. Phares is responsible for the development and deployment of innovative bridge evaluation and techniques and for the development of applications for innovative materials in bridge engineering.  From June 2001 through October 2004, Dr. Phares served as President and CEO of MGPS, Inc., an engineering firm specializing in the evaluation of civil infrastructure based on innovative sensors and monitoring strategies.  Dr. Phares has served as a consulting Research Engineer at the Federal Highway Administration’s Nondestructive Evaluation Validation Center where he led the execution of several validation and developmental studies.  Dr. Phares is a registered professional engineer and serves as a voting member of many national and international technical committees.  Dr. Phares joined us in June 2007.

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

  Campbell Laird. Campbell Laird, age 64, received his Ph.D. in 1963 from the University of Cambridge.  His Ph.D. thesis title was Studies of High Strain Fatigue.”  He is presently Professor and graduate group Chairman in the Department of Materials, Science & Engineering at the University of Pennsylvania.  His research has focused on the strength, structure, and fatigue of materials, in which areas he published in excess of 250 papers.  He is co-inventor of the EFS.

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

  During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Robert M. Bernstein	7	7	-0-

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

  ITEM 10 – EXECUTIVE COMPENSATION

  Summary Compensation Table

  Set forth below is a summary of compensation for our principal executive officer and our two most highly compensated officers other than our principal executive officer (collectively, the “named executive officers”) for our last two fiscal years. There have been no annuity, pension or retirement benefits ever paid to our officers, directors or employees.

  With the exception of reimbursement of expenses incurred by our named executive officers during the scope of their employment and unless expressly stated otherwise in a footnote below, none of the named executive officers received other compensation, perquisites and/or personal benefits in excess of $10,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- equity Incentive Plan Compensa- tion ($)	All Other Compensa- tion ($)	Total ($)
Robert M. Bernstein, CEO, President, CFO	2007	$250,000	$-0-	$-0-	$-0-	$-0-	$-0-	$250,000
	2006	$206,500	$-0-	$180,000,000	$-0-	$-0-	$-0-	$180,206,500
Marybeth Miceli Newton, COO	2007[1]	$250,000	$-0-	$-0-	$-0-	$-0-	$-0-	$250,000

Brent Phares, Chief Engineer	2007[2]	$225,000	$-0-	$-0-	$-0-	$-0-	$-0-	$225,000

  Employment Agreements

  On October 1, 2006, we entered into an Employment Agreement with Robert M. Bernstein, our Chief Executive Officer, President and Chief Financial Officer, which provides certain terms and conditions with respect to Mr. Bernstein’s employment.  The Employment Agreement is for a three year term.  Under the Employment Agreement, Mr. Bernstein will be paid an annual salary of $250,000, with one year of paid severance if he is terminated without good cause prior to the expiration of the employment term.
  _______________________

  [1]  Joined us July 6, 2007.
  [2]  Joined us June 1, 2007.

  Other Compensation

  There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of our company in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2007 provided for or contributed to by our company.

  Director Compensation

  Our directors are not compensated for their services, but are entitled for reimbursement of expenses incurred in attending board of directors meetings.

  Grants of Plan Based Awards

  There were no grants of plan based awards made in 2007.

  Outstanding Equity Awards at Fiscal Year-End

  There were no outstanding equity awards as of December 31, 2007.

  ITEM 11 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  The following table sets forth certain information regarding our shares of outstanding common stock beneficially owned as of the date hereof by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to own beneficially more than 5% of our common stock based upon 192,288,844 shares of Class A common stock outstanding.

Name and Address of Beneficial Owners[1]	Class A Common Stock		Class B Common Stock
	Amount and Nature of Beneficial Ownership	Percent Ownership of Class[2]	Amount and Nature of Beneficial Ownership	Percent Ownership of Class
Robert M. Bernstein, President, CEO,	29,607,007	19.30%	600,000[3]	100%

  _______________________
  [1]  C/o our address, 11661 San Vicente Blvd., Suite 707, Los Angeles, CA 90049, unless otherwise noted.
  [2]   Except as otherwise indicated, we believe that the beneficial owners of common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
  [3]  Each share of Class B common stock has 2,000 votes on any matter which is brought for shareholders vote.  As a result, Mr. Bernstein holds 1,200,000,000 votes represented by the Class B common stock, and 90.85% of the overall votes.

CFO, Chairman of the Board, and Director
Dr. William Berks, Vice President and Director	2,510,048	1.64%	0	0%
Joel R. Freedman, Secretary and Director	3,500,501	2.28%	0	0%
Marybeth Miceli, Chief Operating Officer	2,037,501	1.33%	0	0%
Brent Phares, Chief Engineer	3,303,334	2.16%	0	0%
All executive officers and directors as a group (five persons)	40,958,391	26.70%	600,000	100%
UTEK Corporation 2109 Palm Avenue Tampa, FL 33605	20,550,180	13.40%	0	0%

  ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

  ITEM 13 – EXHIBITS

3.1	Certificate of Incorporation of Material Technologies, Inc. dated March 4, 1997[1]

3.2	Certificate of Amendment to Articles of Incorporation dated February 16, 2000[2]

3.3	Certificate of Amendment to Articles of Incorporation dated July 12, 2000[2]

3.4	Certificate of Amendment to Articles of Incorporation dated July 31, 2000[2]

3.5	Amended and Restated Certificate of Incorporation dated September 12, 2003[3]

3.6	Certificate of Amendment to Certificate of Incorporation of Material Technologies, Inc. dated May 31, 2006[4]

3.7	Certificate of Amendment to Certificate of Incorporation of Material Technologies, Inc. dated October 25, 2006[4]

3.8	Bylaws of Material Technologies, Inc. [1]

4.1	Class A Convertible Preferred Stock Certificate of Designations[1]

4.2	Class B Convertible Preferred Stock Certificate of Designations[1]

4.3	Class E Convertible Preferred Stock Certificate of Designations[5]

10.1	License Agreement between Tensiodyne Scientific Corporation and the Trustees of the University of Pennsylvania[1]

10.2	Sponsored Research Agreement between Tensiodyne Scientific Corporation and the Trustees of the University of Pennsylvania[1]

10.3	Amendment No. 1 to the License Agreement between Tensiodyne Scientific Corporation and the Trustees of the University of Pennsylvania[1]

10.4	Repayment Agreement between Tensiodyne Scientific Corporation and the Trustees of the University of Pennsylvania[1]

10.5	Teaming Agreement between Tensiodyne Scientific Corporation and Southwest Research Institute[1]

10.6	Letter Agreement between Tensiodyne Scientific Corporation, Robert M. Bernstein, and Stephen Forrest Beck and Handwritten modification[1]

  _______________________
  [1]  Incorporated by reference from our registration statement on Form S-1 filed with the Commission on April 30, 1997.
  [2]  Incorporated by reference from our Annual Report on Form 10-KSB filed with the Commission on March 30, 2001.
  [3]  Incorporated by reference from our Annual Report on Form 10-KSB filed with the Commission on April 9, 2004.
  [4]  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 8, 2006.
  [5]  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on February 6, 2007.

10.7	Agreement between Tensiodyne Corporation and Tensiodyne 1985-1 R&D Partnership[6]

10.8	Amendment to Agreement between Material Technologies, Inc. and Tensiodyne 1985-1 R&D Partnership[6]

10.9	Agreement between Advanced Technology Center of Southeastern Pennsylvania and Material Technologies[6]

10.10	Addendum to Agreement between Advanced Technology Center of Southeastern Pennsylvania and Material Technologies, Inc.[6]

10.11	Class A senior preferred convertible debenture of Material Technologies, Inc. issued to Palisades Capital, LLC[3]

10.12	Stock Purchase Agreement dated as of April 7, 2005 by and between Material Technologies, Inc. and Birchington Investments Ltd. [7]

10.13	Escrow Agreement by and between Material Technologies, Inc. and Birchington Investments Ltd dated as of April 7, 2005 [7]

10.14	Workout Agreement the with the Trustees of the University of Pennsylvania dated as of August 15, 2005 [7]

10.15	Securities Purchase Agreement by and between Material Technologies, Inc. and Golden Gate Investors, Inc. dated December 16, 2005[8]

10.16	Convertible Debenture of Material Technologies, Inc. issued to Golden Gate Investors, Inc. dated December 16, 2005[8]

10.17	Common Stock Purchase Warrant of Material Technologies, Inc. issued to Golden Gate Investors, Inc. dated December 16, 2005[8]

10.18	Registration Rights Agreement by and between Material Technologies, Inc. and Golden Gate Investors, Inc. dated December 16, 2005[8]

10.19	Letter Agreement by and between Material Technologies, Inc. and Golden Gate Investors, Inc. dated December 16, 2005[8]

  _______________________
  [6]  Incorporated by reference from our registration statement on Form S-1 which became effective on January 19, 1996.
  [7]  Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Commission on November 14, 2005.
  [8]  Incorporated by reference from our Current Report on Form 8-K/A filed with the Commission on January 5, 2006.

10.20	Letter Agreement by and between Material Technologies, Inc. and Golden Gate Investors, Inc. dated December 16, 2005[8]

10.21	Addendum to Convertible Debenture, Warrant to Purchase Common Stock and Securities Purchase Agreement by and between Material Technologies, Inc. and Golden Gate Investors, Inc. dated December 16, 2005[8]

10.22	Addendum to Convertible Debenture and Warrant to Purchase Common Stock by and between Material Technologies, Inc. and Golden Gate Investors, Inc. dated December 16, 2005[8]

10.23	Addendum to Convertible Debenture, Warrant to Purchase Common Stock and Securities Purchase Agreement dated as of May 2, 2006 by and between Material Technologies, Inc. and Golden Gate Investors, Inc.[9]

10.24	Securities Purchase Agreement dated as of May 30, 2006 by and between Material Technologies, Inc. and La Jolla Cove Investors, Inc.[10]

10.25	Warrant to Purchase Common Stock of Material Technologies, Inc. issued to La Jolla Cove Investors, Inc. dated May 30, 2006[10]

10.26	Addendum to Warrant to Purchase Common Stock dated as of June 12, 2006 issued to La Jolla Cove Investors, Inc. [11]

10.27	Addendum to Convertible Debenture, Warrant to Purchase Common Stock and Securities Purchase Agreement dated as of May 2, 2006[12]

10.28	Regulation S Distribution Agreement and Instruction of Escrow dated May 31, 2006[13]

10.29	Acquisition Agreement with UTEK Corporation and Materials Monitoring Technologies, Inc.[14]

10.30	License Agreement between Material Monitoring Technologies, Inc. and North Carolina A&T State University[14]

10.31	Consulting Agreement with Mannur J. Sundaresan, PhD[14]

10.32	Settlement Agreement and General Release dated August 23, 2006 with Ben

  _______________________
  [9]  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 17, 2006.
  [10]  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 8, 2006
  [11]  Incorporated by reference from our Current Report on Form 8-K/A filed with the Commission on June 15, 2006.
  [12]  Incorporated by reference from our registration statement on Form SB-2 filed with the Commission on June 15, 2006.
  [13]  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 9, 2006.
  [14]  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 24, 2006.

Franklin Technology Partners of Southeastern Pennsylvania[15]

10.33	Settlement Agreement and General Release dated October 27, 2006[16]

10.34	Warrant Agreement dated October 27, 2006 with Palisades Capital, LLC[16]

10.35	Warrant Agreement dated October 27, 2006 with Hyde Investments, Ltd. [16]

10.36	Warrant Agreement dated October 27, 2006 with Livingston Investments, Ltd.[16]

10.37	Warrant Agreement dated October 27, 2006 with Palisades Capital, LLC[16]

10.38	Warrant Agreement dated October 27, 2006 with GCH Capital, Ltd. [16]

10.39	Amendment to Class A Senior Secured Convertible Debenture dated October 27, 2006 with Palisades Capital, LLC[16]

10.40	Amendment to Class A Senior Secured Convertible Debenture dated October 27, 2006 with Hyde Investments, Ltd. [16]

10.41	Amendment to Class A Senior Secured Convertible Debenture dated October 27, 2006 with Livingston Investments, Ltd. [16]

10.42	Stockholder Lockup Agreement dated October 27, 2006 with Robert M. Bernstein[16]

10.43	Escrow Agreement dated October 27, 2006[16]

10.44	Employment Agreement with Robert M. Bernstein dated October 1, 2006[17]

10.45	Stock Grant and General Release Agreement with Robert M. Bernstein dated November 21, 2006[17]

10.46	Settlement Agreement and Release with Stephen F. Beck dated as of December 27, 2006[18]

10.47	Irrevocable Escrow Instructions with Stephen F. Beck dated as of December 27, 2006[18]

  _______________________
  [15]  Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Commission on November 14, 2006.
  [16]  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 2, 2006.
  [17]  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 28, 2006.
  [18]  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 3, 2007.

10.48	Promissory Note dated March 30, 2007 with Nathan J. Esformes[19]

10.49	Acquisition Agreement with UTEK Corporation and Damage Assessment Technologies, Inc. dated May 3, 2007[20]

10.50	Acquisition Agreement with UTEK Corporation and Non-Destructive Assessment Technologies, Inc. dated June 28, 2007[21]

10.51	Agreement with Livingston Investments, Ltd. dated as of July 3, 2007

10.52	Amendment No. 2 to Class A Senior Secured Convertible Debenture dated October 11, 2007 with Palisades Capital, LLC

10.53	Acquisition Agreement with Brent Phares and Bridge Testing Concepts, Inc. dated September 28, 2007[22]

10.54	Amendment to Consulting Agreement with Strategic Advisors, Ltd. dated April 9, 2008

10.55	Consulting Agreement with Bud Shuster dated April 9, 2008

10.56	Consulting Agreement with Kelly Shuster dated April 9, 2008

10.57	Class A Common Stock Option Agreement with Bud Shuster dated April 9, 2008

10.58	Class A Common Stock Option Agreement with Kelly Shuster dated April 9, 2008

10.59	Class B Common Stock Option Agreement with Bud Shuster dated April 9, 2008

10.60	Class B Common Stock Option Agreement with Kelly Shuster dated April 9, 2008

23.1	Consent of Gruber & Company, LLC

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

  _______________________
  [19]  Incorporated by reference from our Annual Report on Form 10-KSB filed with the Commission on April 3, 2007.
  [20]  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 4, 2007.
  [21]  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on July 3, 2007.
  [22]  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 29, 2007.

  ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES.

  KMJ/Corbin and Company, LLP, Weinberg & Company, P.A., and Kabani & Company, Inc. (the “Independent Auditors”) were each, at various times, our independent auditor and examined our financial statements for the years ended December 31, 2007 and 2006.  The Independent Auditors performed the services listed below and were as paid the aggregate fees listed below for the years ended December 31, 2007 and 2006. Our current auditors are Gruber & Company LLC who audited the financial statements enclosed for 2007, 2006 and inception to 2007. The fees billed were $80,000 for auditing work.

  Audit Fees

  The Independent Auditors were paid aggregate fees of approximately $40,000 for the fiscal year ended December 31, 2007 and approximately $106,750 for the fiscal year ended December 31, 2006 for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during these periods.

  Audit Related Fees

  The Independent Auditors were not paid additional fees for either the year ended December 31, 2007 or the fiscal year ended December 31, 2006 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

  Tax Fees

  The Independent Auditors were not paid fees for the year ended December 31, 2007 or the fiscal year ended December 31, 2006 for professional services rendered for tax compliance, tax advice and tax planning during this fiscal year period.

  All Other Fees

  The Independent Auditors were not paid any other fees for professional services during the year ended December 31, 2007 or the fiscal year ended December 31, 2006.

  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Dated: April 11, 2008                                                                 Material Technologies, Inc.

                                                                                                     /s/ Robert M. Bernstein
                                                                                                     By: Robert M. Bernstein
                                                                                                     Its: Chief Executive Officer, President, and Chief
                                                                                                     Financial Officer
                                                                                                     (Principal Executive Officer, Principal Financial
                                                                                                     Officer and Principal Accounting Officer)

GRUBER & COMPANY LLC

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  The Board of Material Technologies, Inc.

  We have audited the accompanying balance sheet of Material Technologies, Inc.(A Development Stage Company) as of December 31, 2007 and 2006 and the related statements of operations, stockholders equity and cash flows for the years then ended and for the period of inception October 21, 1983 to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company  as at December 31, 2007 and 2006 and the results of its’ operations and its’ stockholders equity and  cash flows for the years then ended and for the period of inception October 21, 1983 to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

  The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to these financial statements the Company has incurred losses. This raises substantial doubt about its ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ Gruber & Company LLC

  Gruber & Company LLC
  April 7, 2008

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	DECEMBER 31,
	2006	2007

	(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$129,296	$809,710
Investments in marketable securities held for trading	135,136	300,000
Investment in certificate of deposits and commercial paper	-	1,009,267
Accounts receivable	116,707	108,661
Inventories	-	62,216
Prepaid expenses and other current assets	40,006	47,692

Total current assets	421,145	2,337,546

Property and equipment, net	5,371	82,546
Intangible assets, net	3,916	2,840
Deposit	2,348	2,348

	$432,780	$2,425,280
	============	============

  Continued . . .

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	December 31,
	2006	2007

	(Restated)

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$427,664	$599,619
Current portion of research and development sponsorship payable	25,000	25,000
Notes payable	90,138	66,761

Total current liabilities	542,802	691,380

Accrued legal settlenent	1,050,000	480,000
Research and development sponsorship payable, net of current portion	747,713	760,650
Notes payable, long-term	-	213,508
Convertible debentures and accrued interest payable, net of discount	169,160	1,981,194
Derivative and warrant liabilities	44,476,540	30,571,217

	46,443,413	34,006,569

Total liabilities	46,986,215	34,697,949

Minority interest in consolidated subsidiary	825	825

Commitments and contingencies

Stockholders' deficit:
Class A preferred stock, $0.001 par value, liquidation preference of $720 per share; 350,000 shares authorized; 337 shares issued
and outstanding as of December 31, 2006 and 2007	-	-
Class B preferred stock, $0.001 par value, liquidation preference of
$10,000 per share; 15 shares authorized; none issued and
outstanding as of December 31, 2006 and 2007	-	-
Class C preferred stock, $0.001 par value, liquidation preference of
$0.001 per share; 25,000,000 shares authorized; 1,517 shares issued
and outstanding as of December 31, 2006 and 2007	1	1
Class D preferred stock, $0.001 par value, liquidation preference of
$0.001 per share; 20,000,000 shares authorized; 0 shares issued
and outstanding as of December 31, 2006 and 2007	-	-
Class E convertible preferred stock, $0.001 par value, no liquidation preference; 60,000 shares authorized; 55,000 shares issued and
outstanding as of December 31, 2007	-	55
Class A Common Stock, $0.001 par value, 1,699,400,000 shares authorized; 99,785,276 shares issued and 72,425,587 shares
outstanding as of December 31, 2006; 546,173,718 shares issued
and 126,347,453 outstanding as of December 31, 2007	72,426	126,348
Class B Common Stock, $0.001 par value, 600,000 shares authorized,
issued and outstanding as of December 31, 2006 and 2007	600	600
Warrants subscribed	10,000	10,000
Additional paid-in-capital	193,188,217	301,348,331
Deficit accumulated during the development stage	(239,811,823)	(313,208,402)
Treasury stock ( 2,076 shares at cost at December 31,2006 and
305 shares at cost at December 31, 2007)	(13,681)	(93,133)

Total stockholders' deficit	(46,554,260)	(11,816,200)

	$432,780	$22,882,574
	============	============

  See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			From October 21, 1983
	For the Year		(Inception)
	Ended		through
	2006	2007	December 31, 2007

	(Restated)

Revenues:
Research and development	$-	$-	$5,392,085
Revenue from bridge testing	39,446	201,917	318,624
Other	-	-	274,125

Total revenues	39,446	201,917	5,984,834

Costs and expenses:
Research and development	1,013,969	3,701,966	20,562,989
General and administrative	138,781,403	98,557,943	303,495,241
Modification of research and development sponsorship agreement	-	-	5,963,120
Loss on settlement of lawsuits	-	-	1,267,244

Total costs and expenses	139,795,372	102,259,909	331,288,594

Loss from operations	(139,755,926)	(102,057,992)	(325,303,760)

Other income (expense):
Gain on modification of convertible debt	1,033,479	-	586,245
Loss on subcription receivable			(1,368,555)
Interest expense	(1,625,592)	(2,374,032)	(11,740,193)
Other-than-temporary impairment of marketable
securities available for sale		-	(9,785,947)
Net unrealized and realized loss of marketable securities	(3,798,516)	(3,986,553)	(9,398,218)
Change in fair value of investments derivative liability	-	-	(210,953)
Change in fair value of derivative and warrant liabilities	(33,780,874)	34,962,617	43,587,089
Interest income	37,120	60,179	466,882
Other	7,008	-	(25,992)

Other expense, net	(38,127,375)	28,662,211	12,110,358

Loss before provision for income taxes	(177,883,301)	(73,395,781)	(313,193,402)

Provision for income taxes	(800)	(800)	(15,000)

Net loss	$(177,884,101)	$(73,396,581)	$(313,208,402)
	============	============	===============

Per share data:
Basic and diluted net loss per share	$(40.10)	$(0.68)
	============	============
Weighted average Class A common shares
outstanding - basic and diluted	4,435,708	107,708,004
	============	============

  See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

From October 21, 1983
	For the Year Ended		(Inception)
	September 30,		through
	2006	2007	September 30, 2007

	(Restated)	(Restated)	(Unaudited)
(Restated)

Net loss	$(177,884,101)	$(73,396,581)	$(313,208,402)

Other comprehensive loss:
Temporary increase (decrease) in market
value of securities available for sale	-		-
Reclassification to other-than-temporary
impairment of marketable securities
available for sale	-	-	-

	-	-	-

Net comprehensive loss	$(177,884,101)	$(73,396,581)	$(313,208,402)
	============	============	===============

  See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT))

Deficit
Accumulated
Class A Common		Class B Common		Class A Preferred Stock		Class B Preferred Stock		Class C Preferred Stock		Class D Preferred Stock		Class E Preferred Stock		Additional	During the
Shares		Shares		Shares		Shares		Shares		Shares		Shares		Paid-in	Development
Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Stage

Initial Issuance of Common Stock
October 21, 1983	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	2,500	$-
Adjustment to give effect
to recapitalization on
December 15, 1986
Cancellation of shares	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4)	-

	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,496	-
Balance - October 21, 1983
Shares issued By Tensiodyne
Corporation in connection
with pooling of interests	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,342	-
Net (loss), year ended
December 31, 1983	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,317)

Balance December 31, 1983	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,838	(4,317)

Capital contribution	-	-	-	-	-	-	-	-	-	-	-	-	-	-	21,755	-
Issuance of common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	10,700	-
Costs incurred in connection
with issuance of stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,849)	-
Net (loss), year ended
December 31, 1984	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(21,797)

Balance December 31, 1984	-	-	-	-	-	-	-	-	-	-	-	-	-	-	36,444	(26,114)

Capital contribution	-	-	-	-	-	-	-	-	-	-	-	-	-	-	200,555	-
Sale of 12,166 warrants at
$1.50 Per Warrant	-	-	-	-	-	-	-	-	-	-	-	-	-	-	18,250	-
Shares cancelled	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net (loss), year ended
December 31, 1985	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(252,070)

Balance December 31, 1985	-	-	-	-	-	-	-	-	-	-	-	-	-	-	255,249	(278,184)

Net (Loss), Year Ended
December 31, 1986	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(10,365)

Balance December 31, 1986	-	-	-	-	-	-	-	-	-	-	-	-	-	-	255,249	(288,549)

Issuance of Common Stock upon
Exercise of Warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	27,082	-
Net (Loss), Year Ended
December 31, 1987	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(45,389)

Balance December 31, 1987	-	-	-	-	-	-	-	-	-	-	-	-	-	-	282,331	(333,938)

Issuance of Common Stock
Sale of Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	101,752	-
Services Rendered	-	-	-	-	-	-	-	-	-	-	-	-	-	-	70,600	-
Net (Loss), Year Ended
December 31, 1988	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(142,335)

Balance December 31, 1988	-	-	-	-	-	-	-	-	-	-	-	-	-	-	454,683	(476,273)

Issuance of Common Stock
Sale of Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,000	-
Services Rendered	-	-	-	-	-	-	-	-	-	-	-	-	-	-	18,000	-
Net (Loss), Year Ended
December 31, 1989	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(31,945)

Balance December 31, 1989	-	-	-	-	-	-	-	-	-	-	-	-	-	-	474,683	(508,218)

Sale of Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	59,250	-
Services Rendered	-	-	-	-	-	-	-	-	-	-	-	-	-	-	32,400	-
Net Income, Year Ended
December 31, 1990	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	133,894

Balance December 31, 1990	-	-	-	-	-	-	-	-	-	-	-	-	-	-	566,333	(374,324)

Issuance of Common Stock
Sale of Stock	-	-	-	-	350	-	-	-	-	-	-	-	-	-	273,686	-

  See accompanying notes and independent accountants' report

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT))

Deficit
Accumulated
Class A Common		Class B Common		Class A Preferred Stock		Class B Preferred Stock		Class C Preferred Stock		Class D Preferred Stock		Class E Preferred Stock		Additional	During the
Shares		Shares		Shares		Shares		Shares		Shares		Shares		Paid-in	Development
Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Stage

Services Rendered	-	-	-	-	-	-	-	-	-	-	-	-	-	-	64,884	-
Conversion of Warrants	-	-													-
Conversion of Stock	-	-	60,000	60	-	-	-	-	-	-	-	-	-	-	(6)	-
Net (Loss), Year Ended
December 31, 1991	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(346,316)

Balance December 31, 1991	-	-	60,000	60	350	-	-	-	-	-	-	-	-	-	904,897	(720,640)

Issuance of Common Stock
Sale of Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	16,000	-
Services Rendered	-	-	-	-	-	-	-	-	-	-	-	-	-	-	15,520	-
Conversion of Warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	15,000	-
Sale of Class B Stock	-	-	60,000	60	-	-	-	-	-	-	-	-	-	-	14,940	-
Issuance of Stock to
Unconsolidated Subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	-	-	71,664	-
Conversion of Stock	-	-	(60,000)	(60)	-	-	-	-	-	-	-	-	-	-	6	-
Cancellation of Shares	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net (Loss), Year Ended
December 31, 1992	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(154,986)

Balance December 31, 1992	-	-	60,000	60	350	-	-	-	-	-	-	-	-	-	1,038,027	(875,626)

Issuance of Common Stock
Licensing Agreement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,250	-
Services Rendered	-	-	-	-	-	-	-	-	-	-	-	-	-	-	13,913	-
Warrant Conversion	-	-	-	-	-	-	-	-	-	-	-	-	-	-	304,999	-
Cancellation of Shares	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(7,569)	-
Net (Loss) for Year Ended
December 31, 1993	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(929,900)

Balance December 31, 1993	-	-	60,000	60	350	-	-	-	-	-	-	-	-	-	1,355,620	(1,805,526)

Adjustment to Give Effect
to Recapitalization on
February 1, 1994	-	-	-	-	-	-	-	-	-	-	-	-	-	-	385,424	-
Issuance of Shares for
Services Rendered	1	-	-	-	-	-	-	-	-	-	-	-	-	-	223	-
Sale of Stock	5	-	-	-	-	-	-	-	-	-	-	-	-	-	24,786	-
Issuance of Shares for
the Modification of Agreements	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net (Loss) for the Year
Ended December 31, 1994	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(377,063)

Balance December 31, 1994	6	-	60,000	60	350	-	-	-	-	-	-	-	-	-	1,766,053	(2,182,589)

Issuance of Common Stock
in Consideration for
Modification of Agreement	1	-	-	-	-	-	-	-	-	-	-	-	-	-	153	-
Net (Loss) for the Year
Ended December 31, 1995	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(197,546)

Balance December 31, 1995	6	-	60,000	60	350	-	-	-	-	-	-	-	-	-	1,766,206	(2,380,135)

Issuance of Shares for
Services Rendered	1	-	-	-	-	-	-	-	-	-	-	-	-	-	16,466	-
Sale of Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	174,040	-
Issuance of Shares for
the Modification of Agreements	1	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Cancellation of Shares Held
in Treasury	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(154,600)	-
Net (Loss) for the Year
Ended December 31, 1996	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(450,734)

Balance December 31, 1996	8	-	60,000	60	350	-	-	-	-	-	-	-	-	-	1,802,112	(2,830,869)

Sale of Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	100,000	-
Conversion of Indebtedness	3	-	-	-	-	-	-	-	-	-	-	-	-	-	166,000	-
Class A Common Stock Issued
in Cancellation of $372,000
Accrued Wages Due Officer	5	-	-	-	-	-	-	-	-	-	-	-	-	-	372,000	-
Issuance of Shares for

  See accompanying notes and independent accountants' report

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT))

Deficit
Accumulated
Class A Common		Class B Common		Class A Preferred Stock		Class B Preferred Stock		Class C Preferred Stock		Class D Preferred Stock		Class E Preferred Stock		Additional	During the
Shares		Shares		Shares		Shares		Shares		Shares		Shares		Paid-in	Development
Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Stage

Services Rendered	1	-	-	-	-	-	-	-	-	-	-	-	-	-	2,471	-
Adjustment to Give Effect
to Recapitalization on
9-Mar-97	2	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net (Loss) for the Year
Ended December 31, 1997	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(133,578)

Balance December 31, 1997	18	-	60,000	60	350	-	-	-	-	-	-	-	-	-	2,442,583	(2,964,447)

Shares Issued in Cancellation
of Indebtedness	8	-	-	-	-	-	-	-	-	-	-	-	-	-	170,000	-
Conversion of Options	2	-	-	-	-	-	-	-	-	-	-	-	-	-	125,000	-
Issuance of Shares for
Services Rendered	4	-	-	-	-	-	-	-	-	-	-	-	-	-	112,162	-
Shares Issued in Cancellation
of Redeemable Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	150,000	-
Shares Returned to Treasury
and Cancelled	(2)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Modification of Royalty
Agreement	2	-	-	-	-	-	-	-	-	-	-	-	-	-	7,332	-
Issuance of Warrants to Officer	-	-	-	-	-	-	-	-	-	-	-	-	-	-	27,567	-
Net (Loss) for the Year
Ended December 31, 1998	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(549,187)

Balance December 31, 1998	32	-	60,000	60	350	-	-	-	-	-	-	-	-	-	3,034,644	(3,513,634)

Shares Issued in Cancellation
of Indebtedness	7	-	-	-	-	-	-	-	-	-	-	-	-	-	166,667	-
Issuance of Shares for
Services Rendered	4	-	-	-	-	-	-	-	-	-	-	-	-	-	95,099	-
Shares Issued in Modification
of Licensing Agreement	2	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Sale of Stock	1	-	-	-	-	-	-	-	-	-	-	-	-	-	173,540	-
Net (Loss) for the Year
Ended December 31, 1999	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(539,283)

Balance December 31, 1999	47	-	60,000	60	350	-	-	-	-	-	-	-	-	-	3,469,950	(4,052,917)

Issuance of Shares for
Services Rendered - as restated	2	-	-	-	-	-	-	-	-	-	-	-	-	-	824,516	-
Shares Issued to Investors
Pursuant to Settlement
Agreement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Shares Issued for Cash and
Non-Recourse Promissory Notes	17	-	-	-	-	-	-	-	-	-	-	-	-	-	1,995,000	-
Shares Issued for Cash	1	-	-	-	-	-	-	-	-	-	-	-	-	-	281,694	-
Shares Issued in Cancellation
of Indebtedness	-	-	-	-	-	-	-	-	-	-	-	-	-	-	100,000	-
Shares Issued as Compensation
Pursuant to Escrow Agreement	14	-	-	-	-	-	-	-	-	-	-	-	-	-	4,184	-
Shares Returned from Escrow	(1)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Common Shares Converted
into Class B Common	-	-	40,000	40	-	-	-	-	-	-	-	-	-	-	(40)	-
Preferred Shares Converted
into Common	-	-	-	-	(13)	-	-	-	-	-	-	-	-	-	-
Net (Loss) for the Year															-	-
Ended December 31, 2000	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,199,695)

Balance December 31, 2000	80	-	100,000	100	337	-	-	-	-	-	-	-	-	-	6,675,304	(5,252,612)

Issuance of Shares for
Services Rendered	21	-	-	-	-	-	-	-	-	-	-	-	-	-	804,336	-
Shares Issued for Cash	16	-	-	-	-	-	-	-	-	-	-	-	-	-	286,567	-
Shares Issued in Connection
with Private Offering	2	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Shares Issued to Officer	20	-	-	-	-	-	-	-	-	-	-	-	-	-	1,128,000	-
Net (Loss) for the Year
Ended December 31, 2001	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,548,559)

Balance December 31, 2001	140	-	100,000	100	337	-	-	-	-	-	-	-	-	-	8,894,207	(8,801,171)

Issuance of Shares for
Services Rendered	73	-	-	-	-	-	-	-	-	-	-	-	-	-	1,185,631	-
Issuance of Shares to

  See accompanying notes and independent accountants' report

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT))

Deficit
Accumulated
Class A Common		Class B Common		Class A Preferred Stock		Class B Preferred Stock		Class C Preferred Stock		Class D Preferred Stock		Class E Preferred Stock		Additional	During the
Shares		Shares		Shares		Shares		Shares		Shares		Shares		Paid-in	Development
Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Stage

University of Pennsylvania	4	-													-	-
Shares issued in settlement
of lawsuit	5	-	-	-	-	-	-	-	-	-	-	-	-	-	40,000	-
Shares Issued for Cash	93	-	-	-	-	-	143	-	-	-	-	-	-	-	1,153,736	-
Offering costs			-	-	-	-	-	-	-	-	-	-	-	-	(200,412)	-
Shares issued in cancellation of
President's interest in patents	-	-	200,000	200	-	-	-	-	-	-	-	-	-	-	-	-
Cancellation of shares in stock grant	(4)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Shares issued to Company's president
for past compensation	43	-	-	-	-	-	-	-	-	-	-	-	-	-	260,000	-
Shares Issued in Connection
with Private Offering	9	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net (Loss) for the Year
Ended December 31, 2002	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,852,296)

Balance - December 31, 2002	362	-	300,000	300	337	-	-	-	143	-	-	-	-	-	11,333,162	(12,653,467)

Issuance of Shares for
Services Rendered	25,934	26	-	-	-	-	-	-	-	-	-	-	-	-	484,308	-
Issuance of Shares to
University of Pennsylvania	14	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Shares purchased for cancellation	(4)	-	-	-	-	-	-	-	-	-	-	-	-	-	(24,432)	-
Shares issued in settlement
of lawsuit	1	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Shares issued for cash	113	-	-	-	-	-	-	-	4,074	4	-	-	-	-	235,194	-
Offering costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(81,975)	-
Shares issued in cancellation of
legal fee note payable	73,333	73	-	-	-	-	-	-	-	-	-	-	-	-	1,583,054	-
Shares issued to Company's president
for past compensation	106,667	107	-	-	-	-	-	-	-	-	-	-	-	-	319,893	-
Shares issued to Company's president
in consideration for note
receivable	16,667	17	-	-	-	-	-	-	-	-	-	-	-	-	49,983	-
Officer's compensation relating to
cancellation of Oct. 27, 2000
escrow agreement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	19,617	-
Shares issued in cancellation of
indebtedness due on legal fees	3	-													10,000	-
Shares returned to treasury by
Company officers in consideration
for the cancellation of notes
due the Company by them on
past stock purchases	(17)	-	-	-	-	-	-	-	-	-	-	-	-	-	(769,823)	-
Exchange of Class A Common
stock for Class B Common	(1)	-	300,000	300											(300)	-
Exchange of Class A Common
stock for Class D Preferred	(24,800)	(25)	-	-	-	-	-	-	-	-	5,440,000	5,440	-	-	(5,415)	-
Shares Issued in Connection
with Private Offering	23,355	23	-	-	-	-	-	-	-	-	-	-	-	-	(23)	-
Adjustment for equity in
uncosolidated subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	-	-	37,597	-
Net (Loss) for the Year
Ended December 31, 2003	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,885,728)

Balance - December 31, 2003	221,628	$221	600,000	$600	337	$-	-	$-	4,217	$4	5,440,000	$5,440	-	$-	13,190,840	$(14,539,195)

Issuance of shares for
services rendered	22,406	22	-	-	-	-	-	-	-	-	-	-	-	-	14,252,173	-
Shares purchased and canceled	(4)	-													(4,167)	-
Issuance of shares for cancelation of
legal and accounting fees payable	250	-	-	-	-	-	-	-	-	-	-	-	-	-	64,467	-
Exercise of Warrants	11	-	-	-	-	-	-	-	-	-	-	-	-	-	4,550
Shares issued in exchange for shares
in Langely Park Investments PLC	28,889	29	-	-	-	-	-	-	-	-	-	-	-	-	12,973,484	-
Benificial conversion feature
of convertible debenture	-	-	-	-	-	-	-	-	-	-	-		-		1,125,000
Shares issued for cash	4,025	4	-	-	-	-	-	-	-	-	-	-	-	-	207,471	-
Offering costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(13,713)	-
Exchange of Class A Common
shares for Class C Preferred shares	9	-	-	-	-	-	-	-	(2,700)	(3)	-	-	-	-	3	-
Exchange of Class A Common
shares for Class D Preferred shares	11,733	12	-	-	-	-	-	-	-	-	(3,520,000)	(3,520)	-	-	3,508	-

  See accompanying notes and independent accountants' report

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT))

Deficit
Accumulated
Class A Common		Class B Common		Class A Preferred Stock		Class B Preferred Stock		Class C Preferred Stock		Class D Preferred Stock		Class E Preferred Stock		Additional	During the
Shares		Shares		Shares		Shares		Shares		Shares		Shares		Paid-in	Development
Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Stage

Net (loss) for the year
ended December 31, 2004	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(25,495,291)

Balance - December 31, 2004	288,947	288	600,000	$600	337	-	-	-	1,517	1	1,920,000	1,920	-	-	41,803,616	(40,034,486)

Issuance of shares for
services rendered	111,913	112	-	-	-	-	-	-	-	-	-	-	-	-	4,105,322	-
Exercise of Options	333	-	-	-	-	-	-	-	-	-	-	-	-	-	2,100	-
Shares issued in exchange for shares		-	-	-	-	-	-	-	-	-	-	-	-	-		-
in Birchington Investments PLC	39,500	40	-	-	-	-	-	-	-	-	-	-	-	-	3,582,560	-
Shares issued to University of
Pennslvaniapursuant to
agreement modification	15,173	15	-	-	-	-	-	-	-	-	-	-	-	-	5,963,105	-
Shares issued in connection with
Birchington stock acquisition	3,950	4	-	-	-	-	-	-	-	-	-	-	-	-	(4)	-
Shares issued for cash	7,329	7	-	-	-	-	-	-	-	-	-	-	-	-	313,132	-
Offering costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(19,140)	-
Shares issued on conversion of																-
Class D Preferred Shares	1,667	2	-	-	-	-	-	-	-	-	(500,000)	(500)	-	-	-
Elimination of discount on con-
verted Class D Preferred Shares	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,125,000)	-
Net (loss) for the year
ended December 31, 2005	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(21,893,236)

	468,813	468	$600,000	$600	$337	$-	$-	$-	$1,517	$1	$1,420,000	$1,420	-	$-	54,625,691	$(61,927,722)

Issuance of shares for
services rendered	35,199,295	35,200	-	-	-	-	-	-	-	-	-	-	-	-	126,163,933	-
Shares issued in exchange for Notes	21,500	22	-	-	-	-	-	-	-	-	-	-	-	-	257,978	-
Shares issued Beck settlement	3,416	3	-	-	-	-	-	-	-	-	-	-	-	-	173,063	-
Shares issued in cancellation of
royalty obligation	3,333	3	-	-	-	-	-	-	-	-	-	-	-	-	39,997	-
Shares issued in cancellation of
indebtedness	208,333	208	-	-	-	-	-	-	-	-	-	-	-	-	119,792	-
Shares issued for cash	49,689	50	-	-	-	-	-	-	-	-	-	-	-	-	379,646	-
Shares subscribed	83,333	83	-	-	-	-	-	-	-	-	-	-	-	-	1,649,517
Shares returned in cancellation
of note payable	(6,300)	(6)	-	-	-	-	-	-	-	-	-	-	-	-	(62,575)
Shares issued in connection with
various private offerings	19,693	20	-	-	-	-	-	-	-	-	-	-	-	-	384,796
Offering costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(410,952)	-
Shares issued for Class D
Preferred shares	4,733	5	-	-	-	-	-	-	-	-	(1,420,000)	(1,420)	-	-	1,415	-
Shares purchased for cancellation	(929)	(1)	-	-	-	-	-	-	-	-	-	-	-	-	(45,642)	-
Shares issued in acquisition of
Monitoring	119,164	119	-	-	-	-	-	-	-	-	-	-	-	-	2,502,326	-
Shares issued to Utek per agreement	6,245,664	6,246	-	-	-	-	-	-	-	-	-	-	-	-	(6,246)	-
Shares issued to Birchington
per agreement	5,850	6	-	-	-	-	-	-	-	-	-	-	-	-	(6)
Shares issued to Officer pursuant to
settlement and employment
agreement	30,000,000	30,000	-	-	-	-	-	-	-	-	-	-	-	-	(30,000)
Recognized officer's stock based
compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,575,342
Benificial conversion feature
of convertible debenture	-	-	-	-	-	-	-	-	-	-	-	-	-	-	450,697
Recognized derivative liability	-	-	-	-	-	-	-	-	-	-	-	-	-	-	419,445
Net (loss) for the year			-	-	-	-	-	-	-	-	-	-	-	-	-
ended December 31, 2006		-	-	-	-	-	-	-	-	-	-	-	-	-	-	(177,884,101)

	72,425,587	72,426	600,000	600	337	-	-	-	1,517	1	-	-	-	-	193,188,217	(239,811,823)

Shares issued for cash	12,686,300	12,686	-	-	-	-	-	-	-	-	-	-	-	-	8,712,410	-
Preferred shares issued in acquisition
of subsidiaries	-	-	-	-	-	-	-	-	-	-	-	-	55,000	55	1,072,445
Common shares issued in acqusistion
of subsidiaries	15,412,500	15,413	-	-	-	-	-	-	-	-	-	-	-	-	18,866,963
Common shares issued in purchase of
shares in Rocket City Automotive	10,000,000	10,000	-	-	-	-	-	-	-	-	-	-	-	-	13,822,000
Shares issued in connection with
various private offerings	1,570,000	1,570	-	-	-	-	-	-	-	-	-	-	-	-	1,812,641
Shares issued pursuant to anti-
dilution provisions	2,583,456	2,583	-	-	-	-	-	-	-	-	-	-	-	-	(2,583)
Shares cancelled and returned to
treasury	(418,114)	(418)	-	-	-	-	-	-	-	-	-	-	-	-	418
Shares issued for services	12,037,724	12,038	-	-	-	-	-	-	-	-	-	-	-	-	16,183,251
Shares returned in cancellation of
note payable	10,050,000	10,050	-	-	-	-	-	-	-	-	-	-	-	-	994,950
Offering costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,861,793)
Reduction on contigient liability
on settlement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	501,412
Return of shares in recission of
purchase of Rocket City
Automotive shares	(10,000,000)	(10,000)	-	-	-	-	-	-	-	-	-	-	-	-	(6,990,000)
Recognized officer's stock based
compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	60,048,000

	126,347,453	$126,348	600,000	$600	337	$-	-	$-	1,517	$1	-	$-	55,000	$55	$301,348,331
	=======	=====	=======	=====	========	=====	========	=====	========	=====	========	=====	========	=====	=======	==========

  See accompanying notes and independent accountants' report

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From October 21, 1983
	For the Year Ended		(Inception)
	December		through
	2006	2007	December 31, 2007

	(Restated)

Cash flows from operating activities:
Net loss	$(177,884,101)	$(73,396,581)	$(313,208,402)
Adjustments to reconcile net loss to net cash used in
in operating activities:
Gain on modification of convertible debt	(1,033,479)	-	(586,245)
Impairment loss	1,913,445	19,257,375	21,391,528
Loss on charge off of subscription receivables	1,346,010		1,368,555
Issuance of common stock for services	126,199,122	16,195,289	206,484,840
Increase in debt for services and fees	462,826	3,993,799	4,456,625
Officer's stock based compensation	6,575,342	60,000,000	66,575,342
Issuance of common stock for modification of
research and development sponsorship agreement		-	7,738,400
Change in fair value of derivative and warrant liabilities		(34,962,617)	(41,351,889)
Net realized and unrealized loss on marketable securities	3,798,516	3,986,200	7,895,705
Other-than-temporary impairment of marketable
securities available for sale	-		9,785,946
Legal fees incurred for note payable			1,456,142
Accrued interest expense added to principal	615,988	328,891	1,495,005
Amortization of discount on convertible debentures	968,716	2,041,213	10,106,277
Change in fair value of investments derivative liability	33,780,874	-	3,223,323
Accrued interest income added to principal	(22,559)	(1,177)	(304,998)
Depreciation and amortization	8,219	7,581	227,784
Other non-cash adjustments	66,341	-	(114,730)
(Increase) decrease in trade receivables	(45,883)	8,046	(158,989)
(Increase) decrease in inventories	-	(62,216)	(62,216)
(Increase) decrease in prepaid expenses and other			-
current assets	273,591	9,225	242,573
Increase in deposits			(2,348)
(Decrease) increase in accounts payable and accrued			-
expenses	1,197,776	(69,658)	2,508,896

Net cash used in operating activities	(1,779,256)	(2,664,630)	(10,832,876)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	242,506	137,174	3,458,476
Purchase of marketable securities	(7,307)	(302,038)	(2,206,379)
Investment in certificate of deposits and commerical paper	-	(1,400,000)	(1,400,000)
Redemptions of certificate of deposits and commercial paper	-	400,000	400,000
Payment received on officer loans	(5,000)	-	876,255
Funds advanced to officers	-	-	(549,379)
Proceeds received in acquisition of consolidated subsidiaries		600,000	600,000
Purchase of property and equipment	(2,827)	(83,679)	(356,252)
Investment in joint ventures	-	-	(102,069)
Proceeds from foreclosure	-	-	44,450
Proceeds from the sale of property and equipment	9,000	-	19,250
Payment for license agreement	-	-	(6,250)

Net cash provided by investing activities	236,372	(648,543)	778,102

  Continued . . .

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From October 21, 1983
	For the Year Ended		(Inception)
	December		through
	2006	2007	December 31, 2007

	(Restated)

Cash flow from financing activities:
Proceeds from the sale of common stock and warrants	$1,680,553	$4,566,631	$9,445,953
Proceeds from convertible debentures and other
notes payable	50,000	200,000	2,047,766
Proceeds from the sale of preferred stock	-	-	473,005
Costs incurred in offerings	(22,530)	(643,591)	(1,130,932)
Capital contributions	-	-	301,068
Purchase of treasury stock	(33,188)	(79,452)	(167,375)
Principal reduction on notes payable	(50,000)	(50,000)	(100,000)
Payment on proposed reorganization	-	-	(5,000)

Net cash provided by financing activities	1,624,835	3,993,588	10,864,485

Net change in cash and cash equivalents	81,951	680,415	809,711

Cash and cash equivalents, beginning of period	47,345	129,296	-

Cash and cash equivalents, end of period	$129,296	$809,711	$809,711
	===========	===========	===============

Supplemental disclosure of cash flow information:
Interest paid during the period	$2,669	$3,838
	===========	===========
Income taxes paid during the period	$800	$800
	===========	===========

Supplemental disclosures of non-cash investing and financing activities:

2007

During the year ended December 31, 2007, the Company issued 12,037,724 shares of its Class A common stock for consulting and other services valued at $16,195,289. Included in the 12,037,724 shares issued, 2,970,000 shares were issued to current officers of the company which were valued at $4,398,500.

During 2007, the Company received $1,000,000 in consideration of issuing 2,500,000 units.
Each unit consists of one share of the Company's Class A common stock and a warrant to purchase one share of the Company's common stock at a price of $.60 per share. In connection with the private offering the Company paid $239,065 in fees and issued warrants to purchase 2,118,334 shares of the Company's common stock at a price of $.60 per share. In other private offerings, the Company received $1,634,154 through the issuance of 5,686,300 shares of common stock and warrants. Also during 2007,
4,500,000 of common stock were issued through the exercise of the 4,500,000 warrants. Through the exercise of the warrants, the Company received $2,171,542 net of $528,458 in closing costs.

In connection with the above indicated private offering and related exercise of the warrants, the Company issued
1,570,000 shares of its Class A common stock. The 1,570,000 shares were valued at $1,814,213 and charged against the proceeds received.

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
The assets acquired included $500,000 cash and licenses originally valued at $18,380,875. The Company charged off the full costs assigned to the licenses as being impaired.

  See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements

During 2007, the Company issued 10,000,000 shares of its common stock in exchange for 3,000,000 shares in a company whose shares are traded on the OTC pink sheets). The Company valued the shares received at $10,986,000. In October 2007, the Company and the other party to the share exchange decided to return the shares received. The Company received the 10,000,000 shares it orignally issued and cancelled them.
The Company recognized a loss of $3,986,000 which was charged to operations on the return of the shares.

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

During 2007, the Company received 418,114 shares of prior issued common stock which was subsequently cancelled.

During 2007, the Company acquired all of the outstanding shares of Bridge Concept Inc; a corporation wholy owned by its chief engineer. In consideration for the shares received in Bridge, the Company issued 1,500,000 of its common stock and
$37,500 which was paid inOctober 2007. The Company treated the acqusition as a related party transaction and valued the entire acquisition at $39,000. The $39,000 was assigned to the intellectual property of Bridge which was charged off to operations as being impaired.

During 2007, the Company issued 2,583,456 shares of its common stock pursuant to anti-dilution provisions in two agreements.

2006

In November 2006, the Company authorized a 1 for 300 reverse stock split. All issuances of shares have been restated to reflect the impact of reverse stock split.

During 2006, the Company issued 35,190,742 shares of its Class A common stock for consulting services valued at $126,199,125.

During 2006, the Company issued 3,416 shares of its Class A common stock in connection with a legal settlement. The shares were valued at $173,066.

During 2006. the Company issued 4,733 shares of its Class A common stock through the conversion of 1,420,000 shares of
Class D preferred stock.

In 2006, the Company issued 12,000,0000 Class A common shares in connection with a proposed financing. In addition,
10,000,000 shares were placed in escrow pursuant ot the Beck Settlement agreement. In addiiton, the Company issued
40,000,000 shares to current shareholders for services rendered, of the 40,000,000 shares, 5,358,689 shares were not issued, but held by the Company at December 31, 2006. These 27,358,689 share are considered issued, but not outstading as of December 31, 2006.

During 2006, the Company issued 229,833 shares in exchange for the cancellation for $378,000 of indebtedness.

During 2006, the Company issued 3,333 shares of its common stock in exchange for the cancellation of its obligation to pay royalties on future sales to Advances Technology Center (see Note 10). The 3,333 shares were valued at $40,000.

During 2006, the Company agreed to increase an obligation to the debtholder from $1,331,860 to $2,000,000.
The increase in the amount due pertained to services rendered by the debt holder and for other consideration and was charged to interest expense during the period.

During 2006, the Company recorded a debt discount related to the beneficial conversion feature of a convertible debt issued in the amount of $450,697.

During 2006, the Company issued 119,164 shares, of common stock for $500,000 in cash and licensed technology valued at
$1,913,445. The Company deemed the technology received impaired and charged off the $1,913,445 to operations in 2006.

During 2006, the Company issued 19,693 shares of its common stock in conection with various offerings. The 19,693 shares were valued at $418,812 which was charged against the proceeds received.

During 2006, the Company purchased 929 shares of its common stock for $45,643.

During 2006, certain shareholders returned to the Company 12,967 shares of common stock which were subsequently canceled.

  See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements

During 2006, the Company issued 6,245,664 shares pursuant to antidilution provisions of various agreements.

During 2006, the Company issued 5,850 shares to Birchington pursuant to the downside price protection provision of the exchange agreement.

During 2006, the Company issued 30,000,000 shares of its common stock to its President pursuant to an employment agreement. The shares vest over a three year period. For the year ended December 31, 2006,
$6,575,342 was recognized as compenastion and charged to operations.

  See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements

  MATERIAL TECHNOLOGIES, INC.
  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the year ended December 31, 2007 and 2006

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

  On March 13, 2003, the Company formed Matech Aerospace, Inc., a Nevada corporation (“Aerospace”).  Aerospace was formed as a wholly owned subsidiary of the Company to advertise, market and sell all manufacturing and marketing rights to the Company’s products and technologies in all commercial markets within the United States.  During 2003, Aerospace sold shares of its common stock to investors.  As of December 31, 2007, the Company holds a 99% interest in Aerospace.  At the present time there is no activity in Aerospace and the Company does not anticipate nor reasonably foresee any business activity in Aerospace in the near future.

  On August 18, 2006, the Company acquired 100% of the issued and outstanding stock of Materials Monitoring Technologies, Inc., (“Monitoring”) which was organized in the State of Florida on August 1, 2006.  On the acquisition date, Monitoring had $500,000 in cash, a license to utilize patented technology relating to the structural health monitoring of bridges and railroads, and  an agreement with a consultant to provide services associated with the development, application, and testing of the licensed technology through August 2007 (see Note 7).  As Monitoring had no customers, expenses, or operations, the acquisition of Monitoring was treated as an acquisition of assets of $500,000 in cash and $1,913,445 for intellectual property for 119,164 shares (post-split) of common stock.  The $1,913,445 was charged to operations as the value of the intellectual properties was deemed by management to be impaired.

  On January 26, 2007, the Company acquired 100% of the issued and outstanding stock of Stress Analysis Technologies, Inc. (“SATI”), which was organized in the State of Florida on October 19, 2006.  In consideration for the SATI shares received, the

  MATERIAL TECHNOLOGIES, INC.
  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the year ended December 31, 2007 and 2006

  Company issued 50,000 shares of its Class E convertible preferred stock which has a stipulated value of $975,000 (see Note 11). On the acquisition date, SATI had $100,000 in cash and a license to utilize patented technology relating to the structural monitoring of bridges.  Under the terms of the license, royalties and fees are due on revenue generated through the utilization of the licensed technology. The license expires on January 23, 2023. As SATI had no customers, expenses, or operations, the acquisition of SATI was treated as an acquisition of assets of $100,000 in cash and $875,000 was charged to operations as management deemed the underlying value of the license to be impaired.

  On April 30, 2007, the Company acquired 100% of the issued and outstanding stock of Damage Assessment Technologies, Inc. (“DATI”), which was organized in the State of Florida on April 23, 2007.  On the acquisition date, DATI had $250,000 in cash, a license to utilize patented technology relating to the damage assessment, and has an agreement with a consultant to provide services associated with the development, application, and testing of the licensed technology through August 2007 (see Note 7).  As DATI had no customers, expenses, or operations, the acquisition of DATI was treated as an acquisition of assets of $250,000 in cash and $11,000,000 of intellectual property for 7,500,000 shares of common stock.  The $11,000,000 value assigned to the intellectual properties was deemed impaired by management and charged to operations.

  On June 28, 2007, the Company acquired 100% of the issued and outstanding stock of Non-Destructive Assessment Technologies, Inc. (“NDATI”), which was organized in the State of Florida on May 24, 2007.  On the acquisition date, NDATI had $250,000 in cash, a license to utilize patented technology relating to the damage assessment, and  an agreement with a consultant to provide services associated with the development, application, and testing of the licensed technology through August 2007 (see Note 7).  As NDATI had no customers, expenses, or operations, the acquisition of NDATI was treated as an acquisition of assets of $250,000 in cash and $7,380,876 of intellectual property for 6,412,500 shares of common stock.  The $7,380,876 assigned to the intellectual properties was deemed impaired by management and charged to operations.

  On September 28, 2007, the Company acquired from its chief engineer 100% of the issued and outstanding stock of Bridge Testing Concepts, Inc. (“BTCI”), which was organized in the State of California on July 30, 2007. On the date of acquisition, BTCI’s sole asset consisted of technology relating to the testing of fatigue on bridges. In consideration for the shares of BTCI, the Company issued 1,500,000 shares of its common stock and paid $37,500 in October 2007. The Company treated the acquisition as a related party transaction and valued the shares issued at par. The total purchase price of $39,000 was assigned to the intellectual property received. Management deemed the value of the technology to be impaired and charged the $39,000 to operations.

  MATERIAL TECHNOLOGIES, INC.
  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the year ended December 31, 2007 and 2006

  Unless otherwise noted, common stock refers to the Company’s Class A common stock. Effective on November 8, 2006, the Company declared a 1-for-300 reverse split of the Company’s Class A common stock.  All shares amounts and per share amounts have been adjusted throughout the financial statements for this reverse stock split.

  Going Concern

  The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (October 21, 1983).  In addition, the Company has used substantial amounts of working capital in its operations.  Further, at December 31, 2007, deficit accumulated during the development stage amounted to approximately $313,208,402.

  In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the Company’s ability to meet its financing requirements and the success of its future operations.  During 2007, the Company received approximately $4,000,000 (net of offering costs) through the issuance of 12,686,300 shares of its common stock and exercise of warrants and received $600,000 through the acquisitions of three wholly owned subsidiaries as discussed in above.  The Company plans to continue raising funds through the sale of its common stock through private offerings which management expects to continue in 2008. The Company has commenced to market its current technologies while continuing to develop new methods and applications.

  Management believes that these sources of funds and current liquid assets will allow the Company to continue as a going concern through the end of 2008.  Management of the Company will need to raise additional debt and/or equity capital to finance future activities beyond 2008.  However, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations.  In light of these circumstances, substantial doubt exists about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

  Restatement of Financial Statements

  In valuing previous period’s non-cash security transactions, the Company utilized discounts to the respective share’s trading prices which it has determined are without foundation. In addition, the Company has also adjusted its derivative liabilities to fair value.  Therefore, it has restated

  MATERIAL TECHNOLOGIES, INC.
  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the year ended December 31, 2007 and 2006

  its 2005 and 2006 financial statements eliminating all discounts. The net effect of the restatements was to increase is accumulated deficit at December 31, 2006 from $72,358,976 to $239,811,823 (See Note 13).

  NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

  The accompanying financial statements include the accounts and transactions of Material Technologies, Inc., its wholly owned subsidiaries Matech International, Inc., (“International”) Materials Monitoring Technologies, Inc., (“Monitoring”), Stress Analysis Technologies, Inc. (“SATI”), Damage Assessment Technologies, Inc., (“DATI”), Non-Destructive Assessment Technologies, Inc., (“NDATI”), Bridge Testing Concepts, Inc., (“BTCI”) and its substantially owned subsidiary Matech Aerospace, Inc., (“Aerospace”).  Intercompany transactions and balances have been eliminated in consolidation.  The minority owners’ interests in a subsidiary have been reflected as minority interest in the accompanying consolidated balance sheet.

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

  For the year ended December 31, 2007 and 2006

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

  The allowance for doubtful accounts is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  As of December 31, 2007, management believes all accounts receivable are collectible.  Accordingly, no allowance for doubtful accounts is included in the accompanying consolidated balance sheet.

  Long-Lived Assets

  The Company accounts for its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2007, the Company does not believe there has been any impairment of its long-lived assets.

  MATERIAL TECHNOLOGIES, INC.
  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the year ended December 31, 2007 and 2006

  Intangible Assets

  Intangible assets consist of patents, license agreements and website design costs and are recorded at cost.  Patents and license agreements are amortized over 17 years and website design costs are amortized over five years.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the carrying values of intangible assets are evaluated for impairment annually or whenever events or changes in circumstances indicate that the historical cost carrying value may no longer be appropriate.  As of December 31, 2007, the Company deemed all of its acquired licenses in 2007 to be impaired and has charged the total cost assigned of $19,294,875 to operations. In 2006, the Company charged to operations the value assigned to the licenses acquired in that year amounting to $1,913,445.

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

  For the year ended December 31, 2007 and 2006

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

  Derivative Financial Instruments

  In the case of non-conventional convertible debt, the Company bifurcates its embedded derivative instruments and records them under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.  The Company’s derivative financial instruments consist of embedded derivatives related to the non-conventional notes (“Notes”) entered into with Golden Gate Investors (“GGI”) and Palisades Capital, LLC or its registered assigns (“Palisades”) (see Note 9).  These embedded derivatives include the conversion features, liquidated damages related to registration rights, warrants issued and default provisions.  The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.  Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge.  If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

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

  For the year ended December 31, 2007 and 2006

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

  Basic & Diluted Net Loss per Share

  The Company adopted the provisions of SFAS No. 128, Earnings Per Share (“EPS”).  SFAS No. 128 provides for the calculation of basic and diluted earnings per share.   Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the year December 31, 2006 and 2007, basic and diluted loss per share is the same.  Since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included.  If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 29,600,224 and 158,951,824, for 2006 and 2007, respectively. Such amounts include shares potentially issuable pursuant to shares held in escrow (see Note 11), convertible debentures (see Note 9), and outstanding options and warrants (see Note 13).

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

  For the year ended December 31, 2007 and 2006

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

  As of December 31 2007, the Company had no options outstanding.

  Concentrations of Credit Risk

  The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000.  From time to time, the Company’s cash balances exceed the amount insured by the FDIC.  Management believes the risk of loss of cash balances in excess of the insured limit to be low.

  During the year ended December 31, 2007, the Company’s revenues were generated from three customers. During 2006, the Company’s revenues were generated from one customer.

  MATERIAL TECHNOLOGIES, INC.
  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the year ended December 31, 2007 and 2006

  NOTE 3 – INVESTMENTS

  Rocket City

  In April 2007, the Company issued 10,000,000 shares of its common stock in exchange for 3,000,000 common shares of Rocket City Automotive Group, Inc. In August 2007, Rocket City declared a 40:1 reverse stock split. The Company initially valued the 3,000,000 shares received at $10,374,000.  The Company and Rocket City agreed in November 2007 to rescind the transaction whereby the Company recognized a loss on the transaction of $3,986,000.

  Birchington

  In 2005, the Company entered into two agreements (the “Birchington Agreements”) with Birchington Investments Limited (“Birchington”), a corporation organized under the laws of the British Virgin Islands.  The Company reviewed the recorded value of the Birchington shares for impairment as of December 31, 2006, pursuant to EITF 03-1 and determined that the Company’s investment in Birchington had no value. As of December 31, 2007, there has been no change to the status of this investment.

  Mutual Funds

  As of December 31, 2007, the Company’s investments in open-end mutual funds approximate their cost of $300,000.  The Company considers its investments in this account as being held for trading.  During 2007, the Company purchased $302,038 and sold $137,174 of this investment with no gain or loss.

  Investments as of December September 30, 2007 are as follows:

	Adjusted Cost	Unrealized Loss	Fair Value
Marketable trading securities	$300,000	-	$ 300,000
Non-marketable securities – Birchington	$ -	-	$ -

  MATERIAL TECHNOLOGIES, INC.
  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the year ended December 31, 2007 and 2006

  Commercial Paper

  As of December 31, 2007, the Company has investments in a bank’s commercial paper totaling  $1,400,000 which accrue interest at rates ranging from 4.0% to 4.8% and mature on various dates through April 2008. As of December 31, 2007, accrued interest on these investments totaled $10,758 which was credited to operations. Of the $1,410,758 held at December 31, 2007, $401,491 is considered to be a cash equivalent and is included in cash and cash equivalents on the balance sheet.

  NOTE 4 - INVENTORIES

  Inventories at December 31, 2007 consist of the following:

  Finished goods             $62,216
                                      $62,216
                                        =====

  Inventories consist of sensors and other parts used in the Company’s bridge testing operations.

  NOTE 5 – PROPERTY AND EQUIPMENT

                                                                          2006              2007
  Office and computer equipment                    $   27,645       $  27,645
  Manufacturing equipment                                129,676         213,354
                                                                        157,321         240,999
  Less accumulated depreciation                      (151,950)       (158,453)
                                                                      $    5,371        $ 82,546
                                                                       ======          ======

  Depreciation charged to operations was $6,363 and $6,505, for 2006, and 2007, respectively.

  MATERIAL TECHNOLOGIES, INC.
  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the year ended December 31, 2007 and 2006

  NOTE 6 – INTANGIBLE ASSETS

  Intangible assets consist of the following at December 31:

  Period of
                                                              Amortization             2006             2007

  Patent costs                                            17 years                $ 28,494       $ 28,494
  License agreement (see Note 7)              17 years                     6,250            6,250
  Website                                                    5 years                     5,200            5,200
                                                                                                39,944          39,944
  Less accumulated amortization                                               (36,028)       (37,104)
                                                                                               $ 3,916        $  2,840
                                                                                                 =====        =====

  Amortization charged to operations for 2006 and 2007 was $1,856, and $1,076, respectively.

  Estimated amortization expense for remaining life of the intangibles is as follows:

              2008                     $1,076
              2009                     $1,076
              2010                     $   688

  NOTE 7 – LICENSE AGREEMENTS

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

  In addition to the license agreement, the Company also agreed to sponsor the development of EFS.  Under the sponsorship agreement, the Company agreed to reimburse the University development costs totaling approximately $200,000, to be paid in 18

  MATERIAL TECHNOLOGIES, INC.
  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the year ended December 31, 2007 and 2006

  monthly installments of $11,112.  Under the agreement, the Company reimbursed the University $10,000 in 1996 for the costs it incurred in the procurement and maintenance of its patents on EFS.

  In 2006, the Company and the University agreed to modify the terms of the license and sponsorship agreements and related obligations.  The modification of the license agreement increased the University's royalty to 7% of the sales of related products and provided for the issuance of additional shares of the Company's common stock to equal 5% of the outstanding stock of the Company as of the effective date of the modification, subject to anti-dilution adjustments.  The modification of the sponsorship agreement included paying the University 30% of any amounts raised by the Company in excess of $150,000 (excluding amounts received on government grants or contracts) up to the amount owing to the University.

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

  Interest expense charged to operations for 2006 and 2007 amounted to $41,528 and $41,617, respectively.  The balances of the obligation (including accrued interest) at December 31, 2006 and 2007 were $772,713 and $785,650, respectively, and are reflected in research and development sponsorship payable in the accompanying consolidated balance sheets.  The current portion

  MATERIAL TECHNOLOGIES, INC.
  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the year ended December 31, 2007 and 2006

  represents the minimum annual payment under the Workout Agreement, while the remaining balance is reflected as non-current as the Company does not expect to be required to make additional payments during the next twelve months.

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

  For the year ended December 31, 2007 and 2006

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

  NOTE 8 – NOTES PAYABLE

  On May 27, 1994, the Company borrowed $25,000 from a shareholder.  The loan is evidenced by a promissory note bearing interest at 6.5%.   The note is secured by the Company’s patents and matured on May 31, 2002.  The loan has not been paid and is now in default.  As additional consideration for the loan, the Company granted to the shareholder a 1% royalty interest in the Fatigue Fuse and a 0.5% royalty interest in EFS (see Note 10).  The balance due on this loan as of December 31, 2006 and 2007 was $55,138 and $56,761.  Interest charged to operations for 2006 and 2007 was $1,623 and $1,623, respectively.

  In October 1996, the Company borrowed $25,000 from an unrelated third party.  The loan bears interest at an annual rate of 11% and matured on October 15, 2000.  The Company issued warrants to the lender for the purchase of  one share of the Company’s

  MATERIAL TECHNOLOGIES, INC.
  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the year ended December 31, 2007 and 2006

  common stock at a price of $300 per share.  The loan  was paid off April 2007.  Interest charged to operations for the 2006 and 2007 amounted to $2,752 and $9, respectively.

  On April 28, 2003, the Company borrowed $10,000 from an unrelated third party.  The loan is unsecured, non-interest bearing and due on demand.

  On March 5, 2007, the Company borrowed $200,000 from a shareholder. The loan is evidenced by an unsecured promissory note which is assessed interest at an annual rate of 8%. The note matures on March 5, 2009 when the principal and accrued interest become fully due and payable. The balance of the loan including accrued interest at December 31, 2007 is $213,508.  Interest charged to operations in 2007 amounted to $13,508.

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

  Under the Debentures, each holder has the option to convert the principal amount of all monies loaned under the Debentures, together with accrued interest, into common stock of the Company at the lesser of (i) 50% of the average ten closing prices for the Company’s common stock for the ten days immediately preceding the conversion date or (ii) $0.10 (the lesser of the two being referred to as the “Conversion Price”).  In addition, the Debentures provide that in the event the conversion price is less than $0.10 per share when the holder elects to convert, the Company would have the right, and any time during the 75 days following the date of the holder’s notice of conversion, to prepay all or a portion of the Debentures that have been requested to be converted and the Company would therefore not be required to issue the conversion shares.

  Since the Debentures allow the holders to convert the outstanding principal amount into shares of the Company’s common stock at a discount to fair value, the Company recorded the fair value of the conversion feature of $1,125,000 in 2004.

  MATERIAL TECHNOLOGIES, INC.
  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the year ended December 31, 2007 and 2006

  The Company’s CEO entered into a voting agreement and irrevocable proxy, which provides that as of September 23, 2006, if an event of default (as defined in the Debentures) continues for a period of more than 30 days, all Class B common stock which  the CEO owns of record, or becomes the owner of record in the future will be voted in accordance with the direction of a third party named in the Debentures (an affiliate of Palisades) or his designated successor.  This loss of  the CEO’s voting rights would affect a change in the voting control of the Company.

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
    Issue up to 30,000,000 post-split shares of the Company’s Class A common stock to the Company’s CEO, as consideration for the receipt of a general release from him and execution of a new employment agreement (Note 12);
    Issue up to 40,000,000 post-split shares of the Company’s Class A common stock to certain third-parties designated by the Company’s CEO; and
    Execute an amendment to each of the outstanding debentures held by the debenture holders to:

  MATERIAL TECHNOLOGIES, INC.
  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the year ended December 31, 2007 and 2006

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

  During 2007, $1,005,000 of indebtedness was cancelled in exchange for the issuance of 10,050,000 shares of the Company’s common stock. In addition, the indebtedness was increased during the year by $1,100,000 in exchange for the settlement on behalf of the Company of obligations it owed to various consultants.  In these transactions, the Company charged to operations consulting fees totaling $4,050,000 with an offset to equity of the same amount. The $4,050,000 represents the value of the shares issued in excess of the agreed upon increase in indebtedness.

  The balance of the Debenture, including accrued interest, at December 31, 2006 and 2007 was $105,266 (net of unamortized discount of $2,421,113), and $1,903,143 (net of unamortized discount of $993,233), respectively.  Interest charged to operation in on the face amount of the debentures in 2006 was $1,046,307 (including $418,530 of interest charged in the debt restructuring and $483,671 in interest charged in the reduction in the discount for conversion of indebtedness). In 2007, interest charged to operations amounted to $274,998 (including a reduction in the discount for conversion of indebtedness of $183,482) Amortization expense of the discount also charged to operations as interest expense in 2006 and 2007 amounted to $399,420 and $1,427,880, respectively.

  MATERIAL TECHNOLOGIES, INC.
  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the year ended December 31, 2007 and 2006

  Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares.  The debt can be converted into common stock at a conversion price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate.  Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.

  In addition, since the convertible debenture is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock.  Therefore, the warrants issued in connection with this transaction are shown as a liability.

  At December 31, 2006 and 2007, the fair value of the warrant and conversion derivative liabilities were $44,258,479 and $10,871,177, respectively.

  GGI

  To obtain funding for ongoing operations, the Company entered into a Securities Purchase Agreement (the “SPA”) and various amendments to the SPA with Golden Gate Investors, Inc. (“GGI”) on December 16, 2005 for the sale of (i) $40,000 in unsecured convertible debentures (the “Notes”) and (ii) warrants to purchase 13,333 shares of the Company’s common stock.

  The Notes bear interest at 5.25% per annum, mature three years from the date of issuance and are convertible into the number of shares of the Company’s common stock equal to the dollar amount of the Notes being converted multiplied by 110, less the product of the conversion formula multiplied by 100 times the dollar amount of the Notes being converted, which is divided by the conversion formula.  The conversion formula is the lesser of (i) $210, (ii)  80% (the “Discount Multiplier”) of the average of the three lowest volume weighted average prices during the twenty trading days prior to the conversion or (iii)  80% of the volume weighted average price on the trading day prior to the conversion.  Accordingly, there is no limit on the number of shares into which the Notes may be converted.  The Company  agreed to register the shares that may be issued upon conversion of the Notes and exercise of the related warrants.

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

  For the year ended December 31, 2007 and 2006

  the Company shall have the right to prepay that portion of the Notes that GGI is required to convert, plus any accrued but unpaid interest at 130% of such amount.  If at any time during the calendar month, the volume weighted average price is below $30, GGI shall not be obligated to convert any portion of the Notes during that month.

  Beginning in the first full month after the registration statement is declared effective, GGI  agreed to exercise at least 5%, but no more than 10%, of the warrants per calendar month at an exercise price of $327 per share.  If GGI exercises more than 5% of warrants in any calendar month, the excess over 5% shall be credited against the subsequent month’s minimum exercise amount.  If GGI fails to exercise at least 5% of the warrants in any given calendar month, GGI  would not be entitled to collect interest on the Notes for that month.  The warrants are exercisable through the maturity date of December 16, 2008.

  At any time prior to the registration statement being declared effective, GGI may demand repayment of 130% of the principal amount of the Notes, plus all accrued and unpaid interest thereon, in cash within 10 days of such demand.  Additionally, the Company would be required to issue and pay to GGI 167 shares of common stock and $15,000 in cash for each 30-day period, or portion thereof, that the Registration Statement is not effective.  The cash payment increases to $20,000 for each 30-day period, or portion thereof, after the first 90-day period.

  MATERIAL TECHNOLOGIES, INC.
  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the year ended December 31, 2007 and 2006

  The full principal amount of the Notes is due upon a default under the terms of the agreement.  The Company filed a registration statement within 60 days of closing, which included the common stock underlying the Notes and the warrants. If the registration statement  was not declared effective within 120 days from the date of filing the Company will be required to pay a penalty to GGI (see above).  In the event the Company breaches any representation or warranty in the SPA, the Company is required to pay in cash, 130% of the then outstanding principal balance of the Notes, plus accrued and unpaid interest. The registration statement was subsequently withdrawn without penalty to the Company.

  For a period of one year after the effective date of the SPA, GGI  agreed to restrict its ability to convert its Notes or exercise its warrants and receive shares of the Company’s common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.

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

  For the year ended December 31, 2007 and 2006

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

    if GGI elects to convert a portion of the Notes and, on the day that the election is made, the volume weighted average price is below the lesser of: (i) $15, or (ii) the lowest price at which any of the 66,667 additional shares are issued or sold, the Company shall have the option to do one of the following: (a) redeem that portion of the Notes that GGI elected to convert, plus any accrued  interest, at 108% of such amount, or (b) increase the discount multiplier to 99% on that portion of Notes that GGI elected to convert, or (c) one time during any six-month period, not permit any Notes  to be converted by GGI for a period of 60 days; and

  MATERIAL TECHNOLOGIES, INC.
  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the year ended December 31, 2007 and 2006

    If GGI elects to convert a portion of the Notes and, on that day the election is made, the volume weighted average price is $96 or higher, the Discount Multiplier shall be 72%.

  The original 13,333 warrants issued have been cancelled.  In May 2006 and in connection with the modification of the GGI Notes, the Company issued to GGI 166,667 warrants to purchase common stock at a price of $3 per share, provided, however, in no event will the exercise price be lower or higher than the lowest price at which the Company sells any common stock (through direct issuance, conversion of debentures, etc, but not including stock issued for services) during the 30 days prior to the exercise date.  GGI has agreed to exercise the warrant shares at a rate of at least 4,167 shares per week once the registration statement has been declared effective.  Also, beginning in the first full calendar month after the registration of the underlying shares is declared effective, GGI must convert at least 10%, but no more than 40%, of the face value of the Notes per calendar month into common shares of the Company, provided that the common shares are available, registered and freely tradable.  The Company may reduce the monthly maximum figure from 40% to 6% for any three calendar months (but not two consecutive calendar months) during the term of Notes by giving written notice at least 10 business days prior to the first applicable month.  GGI and the Company shall enter into three additional $1,000,000 convertible debentures, each with the same terms as above.  The agreement also allows the Company to register up to an additional 66,667 shares for sale or issuance to parties other than GGI in the registration statement.

  As a result of the modification of the debt, the Company recognized a gain on the debt extinguishment for the difference between the fair value of the Notes and warrant and derivative liabilities immediately before the modification and after the modification as part of the change in fair value of derivative and warrant liabilities.

  The balance of the Debenture, including accrued interest, at December 31, 2006 and 2007 was $63,894 (net of unamortized discount of $26,667) and $78,051 (net of unamortized discount of $13,333), respectively.  Interest expense on the Debentures for the three months ended September 30, 2007 and 2006, excluding amortization of the discount, was $1,202 and $1,191, respectively. Interest expense on the Debentures for the nine months ended September 30, 2007 and 2006, excluding amortization of the discount, was $3,357 and $,2456, respectively. Amortization of the discount for 2006 and 2007 which was charged to operations as interest expense amounted to $13,333 and $13,333, respectively.

  At December 31, 2006 and 2007, the fair value of the warrant and conversion derivative liabilities were $218,061 and $26,746, respectively.

  MATERIAL TECHNOLOGIES, INC.
  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the year ended December 31, 2007 and 2006

  NOTE 10 – COMMITMENTS AND CONTINGENCIES

  Royalties

  On December 24, 1985, to provide funding for research and development of the Fatigue Fuse, the Company entered into various agreements with the Tensiodyne 1985-I R & D Partnership (the “Partnership.”)  These agreements were amended on October 9, 1989, and under the revised terms, obligated the Company to pay the Partnership a royalty of 10% of future gross sales.  In September 2006, the Company issued 3,333 (post split) shares of its common stock in exchange for the cancellation of the royalty obligation.

  On August 30, 1986, the Company entered into a funding agreement with the Advanced Technology Center (“ATC”), whereby ATC paid $45,000 to the Company for the purchase of a royalty of 3% of future gross sales and 6% of sublicense revenue.  In September 2006, the Company issued 3,333 (post split) shares of its common stock in exchange for the cancellation of the royalty obligation.

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

  MATERIAL TECHNOLOGIES, INC.
  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the year ended December 31, 2007 and 2006

  A summary of royalty interests that the Company has granted and are outstanding as of December 31, 2007 follows:

	Fatigue Fuse	EFS	Server Array System	X-Ray Diffraction Method	Nondestructive evaluation and stimulate industrial innovation

Tensiodyne 1985-1 R&D Partnership	- *	-	-	-	-
Variety Investments, Ltd.	5.00%	-	-	-	-
University of Pennsylvania (see Note 7)
Net sales of licensed products	-	7.00%	-	-	-
Net sales of services	-	2.50%	-	-	-
NCAT (see Note 7)
Net sales of licensed products	-	-	3.50%	-	-
Sublicensing income	-	-	25.00%	-	-
ISIS (see Note 7)
Net sales of licensed products	-	-	-	2.5%	-
Sublicensing income	-	-	-	25.00%	-
ISURF (see Note 7)
Net sales of licensed products	-	-	-	-	3.0%
Sublicensing income	-	-	-	-	25.00%
Shareholder	1.00%	0.50%	-	-	-
  * Royalties cancelled through issuance of shares of Company’s common stock (See Note 11).

  Litigation

  In July 2002, the Company settled  a lawsuit related to a contract dispute with Mr. Stephen Beck.  In March 2006, Mr. Beck filed a lawsuit against the Company alleging breach of contract related to the lawsuit settlement and sought approximately $135,000 in damages, plus the issuance of 12,989 shares of the Company’s common stock  entitled, plus interest.  During the three months ended June 30, 2006, the Company issued Mr. Beck 4,011 shares of its common stock related to ongoing negotiations with Mr. Beck.  The value of the shares issued to Mr. Beck was $173,244 and has been included in other income and expenses in the accompanying statement of operations.

  MATERIAL TECHNOLOGIES, INC.
  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the year ended December 31, 2007 and 2006

  In December 2006, the Company entered into a settlement agreement and release agreement, as well as irrevocable escrow instructions, to settle the lawsuit filed on March 8, 2006.  As consideration under the settlement, the Company issued 5,000,000 shares of its common stock to Mr. Beck, with the shares to be held by an escrow agent and distributed to Mr. Beck monthly with a trading limit equal to 8% of the previous month’s trading volume of the Company’s common stock, until Mr. Beck has received a total of $800,000.  As the Company has guaranteed this debt to Mr. Beck in the amount of $800,000, the Company originally recorded a liability for this amount at the time of the settlement.  As Mr. Beck receives proceeds from the sale of his shares into the market, the Company is reducing its guarantee by that amount.  Additionally during 2006, Mr. Beck was paid $44,000 in cash as part of the settlement.   Mr. Beck  also had anti-dilution rights on those shares to maintain his percentage ownership for an agreed-upon period of 21 months.  The Company issued another 5,000,000 shares to Mr. Beck to be held in escrow until the conditions are met with respect to the anti-dilution shares.  On December 27, 2006, the Company issued 751,193 shares pursuant to the anti-dilution provision in the Beck settlement arrangement.   On April 6, 2007, the Company issued Mr. Beck an additional 1,443,439 shares pursuant to the anti-dilution agreement. As of December 31, 2007, the Company’s guarantee to Mr. Beck is $230,000. During 2007, the Company paid Mr. Beck $68,588 and Mr. Beck received approximately $501,442 in proceeds from the sale of Company stock. The Company is recognizing to income the proceeds received by Mr. Beck on the sale the stock he owns in the Company. In addition, at December 31, 2007, the Company accrued an additional $173,024 to Mr. Beck which was charged against equity and paid in 2008.

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

  In the ordinary course of business, the Company may be from time to time involved in other various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon  the Company’s` financial condition and results of operations.  However, in the opinion of  management, matters currently pending or threatened against  the Company are not expected to have a material adverse effect on the Company’s financial position or results of operations.

  MATERIAL TECHNOLOGIES, INC.
  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the year ended December 31, 2007 and 2006

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

  These shares are convertible to shares of the Company’s common stock at a conversion price of $0.72 (“initial conversion price”) per share of Class A preferred stock that will be adjusted depending upon the occurrence of certain events.  The holders of these preferred shares shall have the right to vote and cast that number of votes which the holder would have been entitled to cast had such holder converted the shares immediately prior to the record date for such vote.  The holders of these shares shall participate in all dividends declared and paid with respect to the common stock to the same extent had such holder converted the shares immediately prior to the record date for such dividend.

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

  For the year ended December 31, 2007 and 2006

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

  Class E Convertible Preferred Stock

  On January 26, 2007, the Company amended its certificate of incorporation by filing a certificate of designation of rights, preferences, privileges and restrictions of the Company’s  Class E convertible preferred stock.  The Company  authorized 60,000 shares, each with an original issue price of $19.50 per share.  In each calendar quarter, the holders of the then outstanding Class E Convertible Preferred Stock  are entitled to receive non-cumulative dividends in an amount equal to 5% of the original purchase price per annum. All dividends may be accrued by the  Company until converted into common shares. After

  MATERIAL TECHNOLOGIES, INC.
  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the year ended December 31, 2007 and 2006

  one year from the issuance date, the holders of Class E convertible preferred stock have the right to convert the preferred shares held into shares of the Company’s common stock at the average closing bid price of the ten days prior to the date of conversion. Class E Preferred shares  have no liquidation preference, and has ten votes per share.

  In connection with the acquisition of SATI, the Company issued 50,000 shares of Class E convertible preferred which were valued at the  original purchase price of $19.50 per share. The Company also issued an additional 5,000 shares to a consultant in connection with the SATI acquisition, which were valued at $97,500 and charged to equity as costs of the  acquisition.

  Class A Common Stock

  The holders of the Company's Class A common stock are entitled to one vote per share of common stock held.

  During 2007, the Company issued 64,390,000 and cancelled 10,468,114 shares of its common stock.

  During 2006, the Company issued 71,956,601 and cancelled 8,129 shares of its common stock.

  From time to time, the Company issues its common shares and holds the shares in escrow on behalf of another party until consummation of certain transactions.  The following is a reconciliation of shares issued and outstanding as of December 31, 2007:

            Issued shares                                                                                         546,173,718

            Less shares held in escrow:
               Shares issued to the Company and held in escrow                                  (4,014,897)
               Shares held in escrow pursuant to agreement debenture
                  Holders                                                                                              (8,000,000)
               Shares held as collateral for potential debt financing                            (400,000,000)
               Contingent shares held related to the Beck settlement
                  for antidilution purposes (see Note 10)                                                (7,805,368)
               Other                                                                                                            (6,000)

                                                                                                                         (419,826,265)

            Outstanding shares (including shares committed)                                       126,347,453
                                                                                                                           =========

  MATERIAL TECHNOLOGIES, INC.
  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the year ended December 31, 2007 and 2006

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

  2007

  On January 9, 2007, the Company issued 20,000 shares of its common stock for services rendered in connection with its bridge testing which were valued at $46,000. On January 9, 2007, the Company issued 5,000 shares of its common stock for legal services valued at $11,500. On January 10, 2007, the Company issued 1,800,000 shares in consideration for the cancellation of $180,000 of convertible debt. On January 16, 2007, the Company issued 20,000 shares of its common stock to two consultants for services rendered valued at $45,000.  On January 22, 2007, the Company issued 30,000 shares of its common stock to two consultants for services rendered valued at $58,500. On February 1, 2007, the Company issued 10,000 shares of its common stock to a consultant for services rendered valued at $20,500.   On February 2, 2007, the Company issued 4,000,000 shares in consideration for the cancellation of $400,000 of convertible debt. On February 7, 2007, the Company issued 15,000 shares of its common stock for legal services in connection with its private offering valued at $33,750. On February 14, 2007, the Company issued 20,000 shares of its common stock for services rendered in connection with its bridge testing which were valued at $44,000. On February 28, 2007, the Company issued 350,000 shares of its common stock to two consultants for services rendered subject to three year lock up agreement which were valued at $507.500. Also on February 28, 2007, the Company issued 300,000 shares of its common stock for accounting services subject to a three year lockup agreement which were valued at $435,000. On March 2, 2007, the Company issued 26,000 shares of its common stock for services rendered in connection with its bridge testing which were valued at $41,600. On March 2, 2007, the Company issued 20,000 shares of its common stock to two consultants for services rendered valued at $32,000.  On March 6, 2007, the Company issued 1,002,000 shares of its common stock to two consultants subject to three year lockup agreements for services rendered valued at $641,280.  On March 9, 2007, the Company issued 56.667 shares of its common stock to two consultants subject to three year lockup agreements for services rendered valued at $71,967.  On March 12, 2007, the Company issued 150,000 shares of its common stock to a consultant subject to three year lockup agreement for services rendered valued at $217,500.  On March 16, 2007, the Company issued 3,333 shares of its common stock to a consultant subject to three year lockup agreement for services

  MATERIAL TECHNOLOGIES, INC.
  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the year ended December 31, 2007 and 2006

  rendered valued at $4,963. On March 19, 2007, 50,000 shares of common stock were returned and subsequently cancelled.  On March 19, 2007, the Company issued 50,000 shares of its common stock to a consultant subject to three year lockup agreement for services rendered valued at $77,500.  On March 27, 2007, the Company issued 169,300 shares of its common stock to two consultants subject to three year lockup agreements for services rendered valued at $279,345.

  On April 6, 2007, the Company issued Mr. Stephen Beck 1,446,439 shares of its common stock pursuant to the anti-dilution provision of his settlement agreement with the Company. On April 9, 2007, the Company cancelled 9,040,000 shares that it held in reserve for future financing. These shares were originally considered issued but not outstanding. On April 17, 2007, the Company issued 6,693 shares of its common stock subject to a three year lockup agreement and valued at $10,040. On April 20, 2007, the Company issued 405,000 shares of its common stock in connection with the exercise of warrants to purchase 2,250,000 shares of the Company’s common stock,. The 405,000 shares were valued at $587,250 and charged against equity. On April 25, 2007, the Company issued 2,261 shares of its common stock subject to a three year lockup agreement and valued at $3,346. On April 27, 2007, the Company issued 30,000 of its common stock shares to a consultant subject to a 2 year lock up agreement and valued at $45,000. On April 27, 2007, the Company issued 10,000,000 of its common stock in exchange for 3,000,000 common shares of Rocket City Automotive Group, Inc which were valued at $13,832,000. On April 27, 2007, the Company issued 7,500,000 shares of its common stock in exchange for 100% of the outstanding stock in Damage Assessment Technologies, Inc. The 7,500,000 shares were valued at $11,250,000 of which $11,000,000 was expensed as an impairment loss. On May 3, 2007, the Company issued 1,250,000 shares of its common stock to an officer for consultant on the Company’s technology subject to a three year lockup agreement and valued at $1,837,500. Also on May 3, 2007, the Company issued a total of 2,450,000 shares of its common stock to 3 consultants subject to three year lockup agreements and valued at $3,601,500. On May 3, 2007, the Company issued 750,000 shares of its common stock to a consultant involved in the Company’s acquisition of Damage Assessment Technologies, Inc. valued at $1,102,500 which was charged against equity. On May 11, 2007, the Company issued 304,000 shares of its common stock for investment relations services pursuant to the terms of the agreement with the consultant. The 304,000 shares were valued at $456,000.On May 14, 2007, 350,000 shares of the Company’s common stock were returned to treasury and cancelled. On May 21, 2007, the Company issued 644,000 shares of its common stock pursuant to the anti-dilution provision of an agreement the Company has with a consultant. On June 11, 2007, the Company issued 4,000 shares of its common stock pursuant to the terms of the agreement the Company has with an investment relations firm valued at $5,600. On June 11, 2007, the Company issued 250,000 shares of its common stock to a consultant valued at $350,000.  On June 19, 2007, the Company issued 2,250,000 shares of its common stock in exchange for the cancellation of $225,000 of debt owed on certain convertible notes. On June 21, 2007, the Company issued 1,000,000 shares to a consultant subject to a 3 year lockup agreement valued at $1,070,000. On June 26, 2007, the Company issued 100,000,000 shares of its common stock for future financing. On June 27, 2007, the Company issued 6,412,500 shares of its common stock in exchange for 100% of the outstanding stock

  MATERIAL TECHNOLOGIES, INC.
  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the year ended December 31, 2007 and 2006

  of Non-Destructive Assessment Technologies, Inc (“NDTAI”). The 6,412,500 shares were valued at $7,630,875 of which $7,380,875 was charged to operations as an impairment loss. As part of the agreement to purchase NDATI, the Company issued 337,500 shares of its common stock to a consultant valued at $64,463, which was charged against equity.

  On July 17, 2007, the Company issued 264,810 shares of its common stock to Mr. Stephen Beck pursuant to the anti-dilution provision of Mr. Beck’s settlement agreement. The 264,810 shares were valued at par. On July 17, 2007, the Company issued 4,000 shares of its common stock to an investment relations firm for services valued at $4,200. On July 20, 2007, the Company issued 106,500 shares of its common stock to a consultant valued at $106,500.  On July 27, 2007, the Company issue 100,000,000 shares in its name which it is holding for future financing. On July 30, 2007, the Company issued 250,000 shares of its common stock to a consultant valued at $260,000.  On July 30, 2007, the Company issued 4,000 shares of its common stock to an investment relations firm for services valued at $4,160. On August 24, 2007, the Company issued 950,000 shares of its common stock to two consultants valued at $988,000.  On August 27, 2007, the Company issued 8,670 shares of its common stock to a consultant for services valued at $8,583. On September 11, 2007, the Company issued 290,000 shares of its common stock for legal services valued at $208,800. On September 19, 2007, the Company issued 2,000,000 shares of its common stock in exchange for the cancellation of $200,000 of debt owed on certain convertible notes. On September 19, 2007, the Company issued 4,000 shares of its common stock to an investment relations firm for services valued at $2,680. On September 21, 2007, the Company issued 250,000 shares of its common stock to two consultants valued at $167,500. On September 24, 2007, the Company issued 1,000,000 shares of its common stock to a consultant valued at $670,000. On September 26, 2007, the Company issued 240,000 shares of its common stock to a consultant valued at $165,600. On September 28, 2007, the Company issued 1,500,000 to its chief engineer as part consideration in the acquisition of Bridge Testing Concepts, Inc., a corporation wholly owned by chief engineer. The Company deemed the acquisition as a related party transaction and valued the 1,500,000 shares at par. On September 28, 2007, the Company issued 675,000 shares of its common stock to a consultant valued at $540,000.

  On October 1, 2007, the Company issued 400,000 shares of its common stock to an employee. The shares vest over three years and were valued at $288,000. The Company charged the $288,000 to operations over the three year vesting period. On October 2, 2007, the Company issued 76,300 shares of its common stock to a consultant for services valued at $51,121.On October 4, 2007, certain shareholders returned 18,114 shares of the Company’s common stock which were subsequently cancelled. On October 12, 2007, the Rocket City Automotive returned the 10,000,000 shares of the Company’s common stock which was subsequently cancelled.

  On December 6, 2007, the Company issued 62,500 shares of its common stock in connection with a private offering. The 62,500 shares were valued at $26,250 which was charged against the proceeds received. On December 10, 2007, the

  MATERIAL TECHNOLOGIES, INC.
  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the year ended December 31, 2007 and 2006

  Company issued 250,000 shares to one of its advisors for services valued at $155,000. On December 12, 2007, the Company issued 200,000,000 shares in its name for future financing. On December 27, 2007, the Company issued 231,207 shares of its common stock to Mr. Beck pursuant to the anti-dilution provision of his settlement agreement with the Company.

  2006

  On January 5, 2006, the Company issued 950 shares of its common stock to two consultants for services valued at $14,450. On January 10, 2006, the Company issued 4,920 shares of its common stock to three consultants for services valued at $295,200.  On January 16, 2006, the Company issued 833 shares of its common stock to a consultant for services valued at $50,000.  On January 25, 2006, the Company issued 1,333 shares of its common stock to a consultant for services valued at $600,000.  On January 25, 2006, the Company issued 4,733 shares of its common stock in exchange for the cancellation of 4,733 shares of Class D preferred stock.  On February 1, 2006, the Company issued 3,333 shares of its common stock to a consultant for services valued at $150,000.  On February 8, 2006, the Company issued 1,667 shares to one of its advisors in connection to the development of its products valued at $45,000.  On February 8, 2006, the Company issued 2000 shares of its common stock to a consultant for services valued at $90,000.  On February 13, 2006, the Company issued 4,010 shares of its common stock to Mr. Stephen Beck in connection with his lawsuit valued at par.  On February 22, 2006, the Company issued 167 shares of its common stock for clerical services valued at $7,000.  On February 23, 2006, the Company issued 2,334 shares of its common stock to its attorney for services valued at $101,000.  On March 1, 2006, the Company issued 167 shares of its common stock to a consultant for services valued at $7,000.  On March 14, 2006, the Company issued 13,000 shares of its common stock in connection with its private offerings.  The shares were valued $429,000 and charged to consultant expense.  On March 23, 2006, the Company issued 6,667 shares of its common stock to a consultant for services rendered valued at $420,000.  On March 29, 2006, 533 shares that were originally issued were returned to the Company, as they were issued in error.

  On April 28, 2006, the Company issued 167 shares to an attorney for services valued at $13,500.  On May 9, 2006, the Company issued 833 shares of its common stock to a consultant for services rendered in connection with development of its products valued at $62,500.  On May 11, 2006, the Company issued 333 shares of its common stock to a consultant for services rendered in connection with development of its products valued at $25,000.  On May 12, 2006, the Company issued 667 to three attorneys for various services rendered valued at $48,000.  On the same day, the Company issued 167 shares of its common stock to an outside accountant for services valued at $12,000.  On May 15, 2006, the Company issued 667 shares of its common stock to a consultant for services rendered in connection with development of its products valued at $40,000.  On June 5, 2006, Company issued 83 shares of its common stock to an outside accountant for services valued at $2,750.  On June 13, 2006,

  MATERIAL TECHNOLOGIES, INC.
  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the year ended December 31, 2007 and 2006

  the Company issued 667 shares of its common stock to a consultant for services rendered in connection with development of its products valued at $20,000. On June 16, 2006, the Company issued 167 shares to an attorney for services valued at $4,500.  On June 23, 2006, the Company issued 667 shares of its common stock to a consultant for services rendered in connection with the development of its products valued at $20,000.  On June 26, 2006, the Company issued 1667 shares to a consultant for services valued at $50,000.

  On July 11, 2006, the Company issued 333 shares of its common stock to an attorney for services valued at $9,000.  On July 20, 2006, the Company issued 583 shares of its common stock to an attorney for services valued at $14,000.  On July 25, 2006, the Company issued 833 shares of its common stock to a consultant for services rendered in connection with the development of its technologies valued at $20,000.  On July 27, 2006, the Company issued 667 shares of its common stock to an attorney for services valued at $18,000.  On August 11, 2006, the Company issued 8,333 shares of its common stock in consideration for the cancellation of $100,000 due on a convertible debenture (see Note 9). On August 15, 2006, the Company issued 878 of its common stock to a consultant involved with the prior period’s Birchington transaction. The shares were valued at $23,693 and charged to consulting expense.  On August 18, 2006, the Company issued 4,444 shares of its common stock to a consultant for services for services rendered in connection with the development of its products valued at $106,667.  On August 18, 2006, the Company issued 125,436 shares of its common stock in consideration for acquiring $500,000 in cash and licensed technology valued at $2,134,153. The Company deemed the licensed technology impaired and charged off the $2,134,153 to operations in 2006. (see Note 1).  On August 15, 2006, the Company issued 1,000 shares of its common stock to a consultant for services rendered in connection with the development of its technologies valued at $21,000. On August 23, 2006, the Company issued 12,543 shares of common stock to three consultants valued at $263,411 and charged to consulting expense.  On August 25, 2006, the Company issued 3,333 shares of its common stock to a consultant for services valued at $70,000.  On September 8, 2006, the Company issued 3,333 shares of its common stock to a consultant for services valued at $40,000.  On September 11, 2006, the Company issued 21,500 shares of its common stock in consideration for the cancellation of $450,697 due on three convertible debentures (see Note 9).  On September 29, 2006, the Company issued 67 shares of its common stock to an outside accountant for services valued at $800. On September 29, 2006, the Company issued 3,333 shares of its common stock in consideration for the cancellation of royalty obligations on future sales.  The 3,333 shares were valued at $40,000 (see Note 10).

  On October 11, 2006, the Company issued 600 shares of its common stock to a consultant for services rendered in connection with the public relations valued at $7,380. On October 18, 2006, the Company issued 3,333 shares of its common stock to a consultant for services rendered valued at $37,000. On October 18, 2006, the Company issued 67 shares of its common stock for accounting services valued at $740. On November 6, 2006, the Company cancelled 467 shares held in treasury. On November 7, 2006, the Company issued 3,333 shares for services rendered in connection with the development of its

  MATERIAL TECHNOLOGIES, INC.
  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the year ended December 31, 2007 and 2006

  technologies valued at $50,000. Also on November 7, 2006, the Company issued a total of 5,667 shares of its common stock to three attorneys for legal services valued at $78,200. On November 14, 2006, the Company’s  CEO returned 6,300 shares of the Company’s common stock in exchange for the cancellation of $62,077 of debt which he owed the Company. The Company recognized a loss of $25,537 on this transaction. On November 16, 2006, the Company issued 200,000 shares of its common stock in exchange for a $20,000 reduction on the amounts due on certain convertible debentures.  On November 16, 2006, the Company issued 5,000 shares of its common stock for services rendered in connection with the development of its technologies valued at $37,500. On November 20, 2006, the Company issued 5,000 shares of its common stock for services rendered in connection with the development of its technologies valued at $37,500. On November 21, 2008, the Company issued 30,000,000 shares of its common stock to its  CEO pursuant to an employment agreement. The shares were issued pursuant to a three year vesting schedule and were valued at $180,000,000 which is being charged to operations pro rata over the three year period. On November 28, 2006, the Company issued 100,000 shares of its common stock for services rendered valued at $599,000. On November 29, 2006, the Company issued 10,000 shares of its common stock for services rendered valued at $60,000. On December 5, 2006, the Company issued 5,000 shares of its common stock for services rendered valued at $30,500.  On December 11, 2006, the Company issued 10.000 shares of its common stock for services rendered in connection with the development of its technologies valued at $51,000. On December 11, 2006, the Company issued 3.000 shares of its common stock for legal services valued at $15,300. On December 12, 2006, the Company issued 7,500 shares of its common stock for legal services valued at $40,500. On December 21, 2006, the Company issued 2,000 shares of its common stock for legal services valued at $10,000. On December 21, 2006, the Company issued 10,000 shares of its common stock for consulting services valued at $50,000 On December 22, 2006, the Company issued 10,000 shares of its common stock for legal services  valued at $50,000. On December 27, 2006, the Company issued 34,641,311 shares of its common stock to various consultants valued at $121,244,589. On December 28, 2006, the Company issued 300,000 shares to a consultant for services rendered valued at $1,080,000. On December 28, 2006, the Company issued 6,245,070 shares pursuant to the anti-dilution provisions in the “Monitoring” purchase agreement.  The shares were valued at par.

  NOTE 12 – RELATED PARTY TRANSACTIONS

  For additional related party transactions, see Note 7.

  As of December 31, 2007, the Company was owed $8,524 from its  CEO.  The loan is assessed interest at an annual rate of 10%.  Interest credited to operations relating to this loan in 2006 and 2007 amounted to $195 and $1,172, respectively.

  MATERIAL TECHNOLOGIES, INC.
  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the year ended December 31, 2007 and 2006

  On October 1, 2006 the Company entered into an employment agreement with the Company’s CEO, which provides certain terms and conditions with respect to the CEO’s employment.  The agreement is for a  three year term, and the CEO will be paid an annual salary of $250,000, with one year of paid severance if he is terminated without good cause prior to the expiration of the employment term.

  On November 21, 2006, the Company entered into a stock grant and general release agreement with the Company’s CEO, for the purpose of showing the Company’s appreciation for the CEO’s work over the past several years.  Under the agreement, the CEO was issued 30,000,000 shares of the Company’s Class A common stock, restricted in accordance with Rule 144, and subject to forfeiture back to the Company in accordance with the terms of the agreement, if the CEO  is not employed by the Company for  three years from the date of the agreement.  Additionally under the terms of the agreement, the CEO  released the Company from any and all claims he may have against the Company for any monies owed to him as of the date of the agreement.  The value assigned to the shares issued to the CEO has been determined to be $180,000,000 based on the Company’s trading price of the shares on date of issuance.  The value will be recorded as additional compensation expense over the 36 month term of the agreement.  In 2006 and 2007, the Company charged to operations $6,575,342 and $60,000,000, respectively.

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

  MATERIAL TECHNOLOGIES, INC.
  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the year ended December 31, 2007 and 2006

  In September 2003, the Company adopted the 2003 Plan and reserved  33,333 shares of its common stock for grants.  Eligible plan participants include independent consultants.  The option price shall be no less than 85% of the fair market value of a share of common stock at date of grant.  The plan expires upon the earlier of all reserved shares being granted or September 23, 2006.

  In April 2006, the Company adopted the 2006 Plan and reserved 100,000 shares of its common stock for grant.  Eligible plan participants include independent consultants, and the Company may issue shares of stock or options may be granted at any price.   The plan expires upon the earlier of all reserved shares being granted or April 18, 2016.

  In December 2006, the Company adopted the 2006/2007 Plan and reserved 3,000,000 shares of its common stock for grants.  Eligible plan participants include independent consultants, and the Company may issue the shares of the stock or option may be granted at any price.  The plan expires upon the earlier of all reserved shares being granted or December 1, 2016.

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

  There was no activity in any of the Company’s stock option plans in 2006 or 2005 and no options were outstanding as of December 31, 2007.

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

  For the year ended December 31, 2007 and 2006

  Company received $1,350,000 of which $342,000 in offering costs. On July 12, 2007, warrants were exercised to purchase 2,250,000 shares of the Company’s common stock on which the Company received $1,350,000 of which $186,458 was paid in offering costs.

  NOTE 13 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

  In valuing previous period’s non-cash security transactions, the Company utilized discounts to the respective share’s trading prices which it has determined are without foundation. In addition, the Company has used similar discounts in recording its derivative liabilities. Therefore, it has restated its 2005, 2006 and prior 2007 financial statements eliminating all discounts. The net effect of the restatements is as follows:

  Retained deficit at December 31, 2005 was restated as follows:

         Retained deficit – as originally reported                   $(60,783,746)
         Prior period adjustments:
         Adjust non-cash compensation to
            market                                                                     1,075,850
         Adjust derivative and warrant liability
            to market                                                                (2,219,826)

         Retained deficit – restated                                       $(61,927,722)
                                                                                        =========

  The accompanying financial statements for 2006 have also been restated to eliminate all discounts previously recorded. Net loss for 2006 has been restated as follows:

         Net loss as originally reported                                 $ (11,575,230)
         Adjust non-cash compensation to
            market                                                                 (123,736,814)
         Adjust derivative and warrant liability
            to market                                                               (42,572,057)

         Net loss – restated                                                $(177,884,101)
                                                                                       ==========

         Basic and dilutive loss per share
            As originally reported                                          $          (10.45)
                                                                                       ==========

            As restated                                                         $          (40.10)
                                                                                       ==========