Form 10-Q
period 2008-03-31
MATERIAL TECHNOLOGIES INC /CA/
filed 2008-05-20
CIK 1036668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 12, 2008, there were 194,459,421 shares of our Class A common stock issued and 176,330,406 shares outstanding.

Transitional Small Business Disclosure Format (check one):   Yes ☐   No ☒

MATERIAL TECHNOLOGIES, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION.........................................................................................	4

Item 1. Financial Statements..............................................................................................................	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations...........................................................................................................................	29

Item 3. Quantitative and Qualitative Disclosures about Market Risk...................................................	37

Item 4. Controls and Procedures......................................................................................................	37

Item 4T. Controls and Procedures......................................................................................................	38

PART II – OTHER INFORMATION...............................................................................................	38

Item 1. Legal Proceedings................................................................................................................	38

Item 1A. Risk Factors........................................................................................................................	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.................................................	40

Item 3. Defaults Upon Senior Securities............................................................................................	40

Item 4. Submission of Matters to a Vote of Security Holders.............................................................	40

Item 5. Other Information.................................................................................................................	41

Item 6. Exhibits................................................................................................................................	41

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

Item 1.       Financial Statements.
MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET

March 31,
2008

(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$533,373
Investment in certificate of deposits and commercial paper	717,539
Accounts receivable	24,290
Inventories	77,006
Prepaid expenses and other current assets	15,404

Total current assets	1,367,612

Property and equipment, net	94,673
Intangible assets, net	2,571
Deposit	2,348

$1,467,204
===========

Continued . . .

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET - Continued

March 31,
2008

(Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$437,859
Current portion of research and development sponsorship payable	25,000
Notes payable	67,167
Convertible debentures and accrued interest payable, net of discount	2,942,292

Total current liabilities	3,472,318

Accrued legal settlement	250,000
Research and development sponsorship payable, net of current portion	774,215
Notes payable, long-term	217,767
Derivative and warrant liabilities	402,447

1,644,429

Total liabilities	5,116,747

Minority interest in consolidated subsidiary	825

Commitments and contingencies

Stockholders' deficit:
Class A preferred stock, $0.001 par value, liquidation preference of $720 per share; 350,000 shares authorized; 337 shares issued
and outstanding as of March 31, 2008	-
Class B preferred stock, $0.001 par value, liquidation preference of
$10,000 per share; 15 shares authorized; none issued and
outstanding as of March 31, 2008	-
Class C preferred stock, $0.001 par value, liquidation preference of
$0.001 per share; 25,000,000 shares authorized; 1,517 shares issued
and outstanding as of March 31, 2008	1
Class D preferred stock, $0.001 par value, liquidation preference of
$0.001 per share; 20,000,000 shares authorized; none shares issued
and outstanding as of March 31, 2008	-
Class E convertible preferred stock, $0.001 par value, no liquidation preference; 60,000 shares authorized; 55,000 shares issued and
outstanding as of March 31, 2008	55
Class A Common Stock, $0.001 par value, 600,000,000 shares
authorized; 192,381,821 shares issued and 173,213,056 shares
outstanding at March 31, 2008	173,213
Class B Common Stock, $0.001 par value, 600,000 shares authorized,
issued and outstanding as of March 31, 2008	600
Warrants subscribed	10,000
Additional paid-in-capital	321,754,896
Deficit accumulated during the development stage	(325,494,410)
Treasury stock (92,977 shares at cost at March 31, 2008)	(94,723)

Total stockholders' deficit	(3,650,368)

$1,467,204
===========

See accompanying notes to the condensed consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			From October 21, 1983
	For the Three Months Ended		(Inception)
	March 31,		through
	2007	2008	March 31, 2008

	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated)
Revenues:
Research and development	$-	$-	$5,392,085
Revenue from bridge testing	43,967	1,090	319,714
Other	-	-	274,125

Total revenues	43,967	1,090	5,985,924

Costs and expenses:
Research and development	217,501	158,993	20,721,982
General and administrative	21,459,164	20,328,325	323,823,566
Modification of research and development sponsorship agreement	-	-	5,963,120
Loss on settlement of lawsuits	-	-	1,267,244

Total costs and expenses	21,676,665	20,487,318	351,775,912

Loss from operations	(21,632,698)	(20,486,228)	(345,789,988)

Other income (expense):
Gain on modification of convertible debt	-	-	586,245
Loss on subcription receivables			(1,368,555)
Interest expense	(978,235)	(370,991)	(12,111,184)
Other-than-temporary impairment of marketable
securities available for sale		-	(9,785,947)
Net unrealized and realized loss of marketable securities	(8)	(8)	(9,398,226)
Change in fair value of investments derivative liability	-	-	(210,953)
Change in fair value of derivative and warrant liabilities	15,977,420	8,559,576	52,146,665
Interest income	3,372	12,443	479,325
Other	-	-	(25,992)

Other income (expense), net	15,002,549	8,201,020	20,311,378

Loss before provision for income taxes	(6,630,149)	(12,285,208)	(325,478,610)

Provision for income taxes	(800)	(800)	(15,800)

Net loss	$(6,630,949)	$(12,286,008)	$(325,494,410)
	===========	===========	=============

Per share data:
Basic and diluted net loss per share	$(0.08)	$(0.09)
	===========	===========
Weighted average Class A common shares
outstanding - basic and diluted	79,013,719	138,561,659
	===========	===========

See accompanying notes to the condensed consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

From October 21, 1983
	For the Three Months Ended		(Inception)
	March 31,		through
	2007	2008	March 31, 2008

	(Unaudited)	(Unaudited)	(Unaudited)
(Restated)

Net loss	$(6,630,949)	$(12,286,008)	$(325,494,410)

Other comprehensive loss:
Temporary increase (decrease) in market
value of securities available for sale	-		-
Reclassification to other-than-temporary
impairment of marketable securities
available for sale	-	-	-

	-	-	-

Net comprehensive loss	$(6,630,949)	$(12,286,008)	$(325,494,410)
	===========	===========	=============

See accompanying notes to the condensed consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			From October 21, 1983
	For the Three Months Ended		(Inception)
	March 31,		through
	2007	2008	March 31, 2008

	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated)

Cash flows from operating activities:
Net loss	$(6,630,949)	$(12,286,008)	$(325,494,410)
Adjustments to reconcile net loss to net cash used in
in operating activities:
Gain on modification of convertible debt	-	-	(586,245)
Impairment loss	875,000		21,391,528
Loss on charge off of subscription receivables	-		1,368,555
Issuance of common stock for services	5,326,015	4,580,400	211,065,240
Increase in debt for services and fees	-		4,456,625
Officer's stock based compensation	15,000,000	15,000,000	81,575,342
Issuance of common stock for modification of
research and development sponsorship agreement	-		7,738,400
Change in fair value of derivative and warrant liabilities			(41,351,889)
Net realized and unrealized loss on marketable securities	-		7,895,705
Other-than-temporary impairment of marketable
securities available for sale	-		9,785,946
Legal fees incurred for note payable			1,456,142
Accrued interest expense added to principal	78,122	130,984	1,625,989
Amortization of discount on convertible debentures	899,130	339,725	10,446,002
Change in fair value of investments derivative liability	(15,977,420)	(8,559,576)	(5,336,253)
Accrued interest income added to principal	(1,029)	(2,407)	(307,405)
Depreciation and amortization	974	5,310	233,094
Other non-cash adjustments	-		(114,730)
(Increase) decrease in trade receivables	83,563	84,371	(74,618)
(Increase) decrease in inventories	-	(14,790)	(77,006)
(Increase) decrease in prepaid expenses and other			-
current assets	-	32,500	275,073
Increase in deposits	-		(2,348)
(Decrease) increase in accounts payable and accrued			-
expenses	(33,796)	(161,759)	2,347,136

Net cash used in operating activities	(380,390)	(851,250)	(11,684,127)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	95,007	300,000	3,758,476
Purchase of marketable securities	(1,517)	-	(2,206,379)
Investment in certificate of deposits and commerical paper	-	(565,000)	(1,965,000)
Maturities of certificate of deposits and commercial paper	-	858,922	1,258,922
Payment received on officer loans	-	-	876,255
Funds advanced to officers	-	-	(549,379)
Proceeds received in acquisition of consolidated subsidiaries			600,000
Purchase of property and equipment	-	(17,167)	(373,419)
Investment in joint ventures	-	-	(102,069)
Proceeds from foreclosure	-	-	44,450
Proceeds from the sale of property and equipment	-	-	19,250
Payment for license agreement	-	-	(6,250)

Net cash provided by investing activities	93,490	576,755	1,354,857

Continued . . .

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

			From October 21, 1983
	For the Three Months Ended		(Inception)
	March 31,		through
	2007	2008	March 31, 2008

	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated)

Cash flow from financing activities:
Proceeds from the sale of common stock and warrants	$761,365	$-	$9,445,953
Proceeds from convertible debentures and other
notes payable	200,000	-	2,047,766
Proceeds from the sale of preferred stock	100,000	-	473,005
Costs incurred in offerings	-	-	(1,130,932)
Capital contributions	-	-	301,068
Purchase of treasury stock	(10,585)	(1,590)	(168,965)
Principal reduction on notes payable	-	(252)	(100,252)
Payment on proposed reorganization	-	-	(5,000)

Net cash provided by (used in) financing activities	1,050,780	(1,842)	10,862,643

Net change in cash and cash equivalents	763,880	(276,337)	533,373

Cash and cash equivalents, beginning of period	129,296	809,710	-

Cash and cash equivalents, end of period	$893,176	$533,373	$533,373
	===========	===========	=============

Supplemental disclosure of cash flow information:
Interest paid during the period	$1,017	$281
	===========	===========
Income taxes paid during the period	$800	$800
	===========	===========

Supplemental disclosures of non-cash investing and financing activities:

2008

During the three months ended March 31, 2008, the Company issued 4,229,612 shares of its Class A common shares in the conversion of $491,132 of convertible debt.

During the three months ended March 31, 2008, the Company issued 8,207,500 shares of its Class A common stock for consulting services valued at $3,580,400.

See accompanying notes to the condensed consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

During the three months ended March 31, 2008, the Company issued 378,491 shares of its Class A common stock pursuant to the anti-dilution provisions of a settlement agreement.

During the three months ended March 31, 2008, a former employee returned 450,000 shares of the Company's Class A common stock to treasury which were subsequently cancelled.

During the three months ended March 31, 2008, the Company issued 34,500,000 shares of its Class A common stock in consideration of the exercise of cashless warrants. The Company accrued derivative liability in connection with the granting of the warrants, which had a balance of $1,151,900 on the date of exercise. The liability balance was credited to equity.

During the three months ended March 31, 2008, the Company's contingent obligation to Mr. Beck under a settlement agreement was reduced to $0, therefore the Company reduced its legal settlement liability by the remaining accrued provision of $230,000, which was credited to equity.

2007

During the three months ended March 31, 2007, the Company issued 2,838,598 shares of its Class A common stock for consulting services valued at $5,326,015.

During the three months ended March 31, 2007, the Company received $1,000,000 in consideration of issuing 2,500,000 units. Each unit consists of one share of the Company's Class A common stock and a warrant to purchase one share of the Company's common stock at a price of $.60 per share. In connection with the private offering the Company paid $239,065 in fees and issued warrants to purchase 2,118,334 shares of the Company's common stock at a price of $.60 per share.

During the three months ended March 31, 2007, the Company issued 50,000 shares of its Class E Series convertible preferred stock in exchange for receiving all of the outstanding shares of Stress Analysis Technologies, Inc. ("SATI").
The Company valued the acquisition at $975,000 and charged off $875,000 as it deemed the intangible assets acquired to be fully impaired. In connection with this transaction, the Company issued an additional
5,000 preferred shares valued at $97,500 for fees in connection with the purchase. The $97,500 was charged to equity.

During the three months ended March 31, 2007, the Company issued 10,800,000 shares in escrow pursuant to an agreement it has with its convertible debenture holders. During 2007, 5,800,000 shares of Class A common stock was issued to certain debenture holders in the conversion of $580,000 of indebtedness. In addition, for the redemption of 1,000,000 shares by certain debenture holders, the balance due on the debentures was increased by $600,000.

During the three months ended March 31, 2007, the Company received 50,000 shares of prior issued common stock which was subsequently cancelled.

See accompanying notes to the condensed consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2008 and 2007

NOTE 1 - BASIS OF PRESENTATION

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 2008, and the results of its operations for the three months ended March 31, 2008 and 2007, and for the period from October 21, 1983 (inception) to March 31, 2008, and its cash flows for the three months ended March 31, 2008 and 2007, and for the period from October 21, 1987 (inception) to March 31, 2008. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Commission on April 7, 2008.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage and, at March 31, 2008, has an accumulated deficit of $325,494,410, continues to sustain operating losses on a monthly basis, and expects to incur operating losses for the foreseeable future.  Management of the Company will need to raise additional debt and/or equity capital to finance future activities.  However, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations.  In light of these circumstances, substantial doubt exists about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2008 and 2007

Restatement of Financial Statements

In valuing the non-cash security transactions for the three months ended March 31, 2007, the Company utilized discounts to the respective share’s trading prices which it has determined are without foundation. In addition, the Company has also adjusted its derivative liabilities to fair value.  Therefore, it has restated its March 31, 2007 financial statements eliminating all discounts. The net effect of the restatements was to increase the net loss for the three months ended March 31, 2007 by $1,767,821 (see Note 14).

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 161 - In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments.

This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.

The Company is currently evaluating SFAS 161 and has not yet determined its potential impact on its future results of operations or financial position.

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2008 and 2007

NOTE 3 – INVESTMENTS

Mutual Funds

During the three months ended March 31, 2008, the Company sold its entire $300,000 investment in various mutual funds.

Commercial Paper

During the three months ended March 31, 2008, the Company received $858,922, including accrued interest of $8,922, on maturities of various investments in a bank’s commercial paper. Also during the quarter, the Company reinvested $565,000. The balance of the Company’s investment in commercial paper at March 31, 2008 was $968,108, which accrues interest at rates ranging from 1.97% to 4.0% and mature on various dates through July 2008. As of March 31, 2008, accrued interest on these investments totaled $3,108 which was credited to operations. Of the $968,108 held at March 31, 2008, $250,569 is considered to be cash equivalents and is included in cash and cash equivalents on the balance sheet.

NOTE 4 - INVENTORIES

Inventories at March 31, 2008 consist of the following:

          Finished goods             $77,006
                                              ======

Inventories consist of sensors and other parts used in the Company’s bridge testing operations.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2008 consisted of the following:

Office and computer equipment	$27,645
Manufacturing equipment	230,522

258,167
Less accumulated depreciation	(163,494)

$94,673
========

Depreciation charged to operations for the three months ended March 31, 2008 and 2007 amount to $5,041 and $707, respectively.

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2008 and 2007

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of the following at March 31, 2008:

	Period of Amortization

Patent costs	17 years	$28,494
License agreement (see Note 7)	17 years	6,250
Website	5 years	5,200

		39,944
Less accumulated amortization		(37,373)

		$2,571
		==========

Amortization charged to operations for the three months ended March 31, 2008 and 2007 was $269, and $267, respectively.

Estimated amortization expense for remaining life of the intangibles is as follows:

2008                     $   807
2009                     $1,076
2010                     $   688

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

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2008 and 2007

In addition to the license agreement, the Company also agreed under a modified workout agreement relating to a prior sponsorship agreement to pay the University, retroactive to January 1, 2005, the balance of $760,831, which accrues interest at a monthly rate of 0.5% simple interest.  The Company is obligated to pay $25,000 annually due on the anniversary date of the Workout Agreement.  Further, the Company is also obligated to pay within ten days following the filing of the Company’s Forms 10-QSB or 10-KSB an amount equal to 10% of the Company’s operating income (as defined) as reflected in the quarterly and annual filings.  Under the revised terms of the Workout Agreement, the Company’s Chief Executive Officer’s annual cash salary is capped at $250,000.  The Company agreed to pay the University an amount equal to any cash salary paid to its Chief Executive Officer in excess of the $250,000, which will be credited against the balance of the amounts due under the agreement.

Interest expense charged to operations during the three months ended March 31, 2007 and 2006 amounted $9,885 and $10,147, respectively.  The balance of the obligation (including accrued interest) at March 31, 2008 was $799,215 and is reflected in research and development sponsorship payable in the accompanying condensed consolidated balance sheet.  The current portion represents the minimum annual payment under the Workout Agreement, while the remaining balance is reflected as non-current as the Company does not expect to be required to make additional payments during the next twelve months.

North Carolina Agricultural and Technical State University (“NCAT”)

The Company acquired this sublicense in its purchase of Materials Monitoring Technologies, Inc.  The license allows the Company to utilize technology covered through two patents licensed to NCAT.  Under the license, the Company is required to support collaborative research under the direction of the actual inventor of the patented processes and to deliver to NCAT within three months of the effective date of the license a report indicating the Company’s plans for commercializing the subject technology.

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

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2008 and 2007

The license remains in full force for the life of the last-to-expire patent.  The license can be terminated by the Company by giving 90-day written notice and thereupon stop the manufacturing, use, or sale of any product developed under the license.  In addition, the license terminates if the Company defaults under the royalty provisions of the license or files for bankruptcy protection.

ISIS Innovation Limited (“ISIS”)

In the 2007 acquisition of Stress Analysis Technologies, Inc. (“SATI”), the Company acquired a license to develop and market the patented process known as “X-Ray diffraction method”. Under the terms of the exclusive license with ISIS Innovation Limited, the licensor was granted back the right to utilize the process on a perpetual, royalty-free basis. The licensee is responsible for all costs associated with maintaining and protecting the patent. In the case of sub-licensees, the Company must pay ISIS 25% of any income, revenue, or other financial consideration received on any sublicense including but not limited to, advance payments, license issue fees, license maintenance fees, and option fees, In addition, a 2.5% royalty on net sales is due with minimum royalties as follows:

Year beginning
January 29, 2010	$21,000
January 29, 2011	$32,000
January 29, 2012	$42,000

Iowa State University Research Foundation (“ISURF”)

In the 2007 acquisition of Non-Destructive Assessment Technologies, Inc., the Company acquired a license to develop and market the patented process known as “Nondestructive evaluation and stimulate industrial innovation”. Under the terms of the non-exclusive license with ISURF, the Company is required to develop products for sale in the commercial market and to provide ISURF with a development plan and bi-annual development report until the first commercial product sale. The Company has the right to sublicense the patented process to third companies, but is required to pay a royalty fee of 25% of amounts earned by the Company under the sublicenses. For each product sold under the license, the Company is required to pay ISURF a royalty equal to 3% of the selling price with the following minimum royalty payments:

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2008 and 2007

Year beginning
January 1, 2009	$10,000
January 1, 2010	$20,000
January 1, 2011 and each year thereafter	$30,000

NOTE 8 – NOTES PAYABLE

On May 27, 1994, the Company borrowed $25,000 from a shareholder.  The loan is evidenced by a promissory note bearing interest at 6.5%.  The note is secured by the Company’s patents and matured on May 31, 2002.  The loan has not been paid and is now in default.  As additional consideration for the loan, the Company granted to the shareholder a 1% royalty interest in the Fatigue Fuse and a 0.5% royalty interest in EFS (see Note 10).  The balance due on this loan as of March 31, 2008 was $57,167.  Interest charged to operations during the three months ended March 31, 2008 and 2007 was $406 and $406, respectively.

On April 28, 2003, the Company borrowed $10,000 from an unrelated third party.  The loan is unsecured, non-interest bearing and due on demand.

On March 5, 2007, the Company borrowed $200,000 from a shareholder. The loan is evidenced by an unsecured promissory note which is assessed interest at an annual rate of 8%. The note matures on March 5, 2009 when the principal and accrued interest becomes fully due and payable. The balance of the loan including accrued interest at March 31, 2008 is $217,767.  Interest charged to operations during the three months ended March 31, 2008 and 2007 was $4,258 and $1,140, respectively.

NOTE 9 – CONVERTIBLE DEBENTURES

Palisades Capital, LLC (“Palisades”)

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

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2008 and 2007

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

The Company’s Chief Executive Officer entered into a voting agreement and irrevocable proxy, which provides that as of September 23, 2006, if an event of default (as defined in the Debentures) continues for a period of not less than 30 days, all Class B common stock which the Chief Executive Officer owns of record, or becomes the owner of record in the future will be voted in accordance with the direction of a third party named in the Debentures (an affiliate of Palisades) or his designated successor.  This loss of the Chief Executive Officer’s voting rights would affect a change in the voting control of the Company.

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

During the first quarter of 2008, the Company entered into a consulting agreement, whereby in exchange for the agreed upon services, the debt was increased by $1,000,000. In addition, during the first quarter of 2008, the Company issued 4,000,000 shares of its Class A common stock through the conversion of $400,000 of indebtedness.

The balance of the Debenture, including accrued interest, at March 31, 2008 was $2,942,292 (net of unamortized discount of $666,840).  Interest charged to operations on the face amount of the debentures for the three months ended March 31, 2008 and 2007 was $71,717 and $65,553.  Amortization expense of the discount also charged to operations as interest expense for the three months ended March 31, 2008 and 2007 amounted to $326,392 and $315,798, respectively.

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares.  The debt can be converted into common stock at a conversion price that is a percentage

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2008 and 2007

of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate.  Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.

In addition, since the convertible debenture is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock.  Therefore, the warrants issued in connection with this transaction are shown as a liability. In March 2008, the Company issued 34,500,000 shares of its Class A common stock pursuant to the exercise of 34,500,000 warrants. The Company credited its warrant liability of 1,151,900 as of the date of exercise to equity.

At March 31, 2008, the fair value of the remaining outstanding warrants and conversion derivative liabilities were $402,447.

Golden Gate Investors (“GGI”)

During the three months ended March 31, 2008, the Company issued 122,512 shares of its Class A common stock through the conversion of the total balance due on the convertible debt amounting to $91,384 to GGI.  Interest charged to operations relating to this debt during the three months ended March 31, 2008 and 2007 amounted to $281 and $1,170, respectively.

In addition, since the Debentures allow the holders to convert the outstanding principal amount into shares of the Company’s common stock at a discount to fair value, the Company recorded the fair value of the conversion feature of $40,000 in 2005. Amortization expense of the discount also charged to operations as interest expense for the three months ended March 31, 2008 and 2007 amounted to $13,333 and $33,333, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Royalties

A summary of royalty interests that the Company has granted and which are outstanding as of March 31, 2008 follows:

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2008 and 2007

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

* Royalties cancelled through issuance of shares of Company’s common stock (See Note 12).

Litigation

Stephen Beck

In July 2002, the Company settled a lawsuit related to a contract dispute with Mr. Stephen Beck.  In March 2006, Mr. Beck filed a lawsuit against the Company alleging breach of contract related to the lawsuit settlement and sought monetary damages, plus the issuance of shares of common stock plus interest.

In December 2006, the Company entered into a settlement and release agreement, as well as irrevocable escrow instructions, to settle the lawsuit Mr. Beck filed in March 2006.  As consideration under the settlement, the Company issued 5,000,000 shares of common stock to Mr. Beck, with the shares to be held by an escrow agent and distributed to Mr. Beck monthly

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2008 and 2007

with a trading limit equal to 8% of the previous month’s trading volume of the common stock, until Mr. Beck has received a total of $800,000.  As Mr. Beck received proceeds from the sale of his shares into the market and 7.5% (net of any expenses incurred by us) of any cash raised by the Company from the sale of equity, the Company would reduce its guarantee by that amount.  The Company has paid a total of $285,182 to Mr. Beck in cash as part of the settlement.   Mr. Beck also had anti-dilution rights on those shares to maintain his %age ownership through September 27, 2008.  The Company issued another 5,000,000 shares to Mr. Beck to be held in escrow until the conditions are met with respect to the anti-dilution shares.  As of the date of this Report, the Company has issued a total of 1,348,927 shares of common stock to Mr. Beck pursuant to the anti-dilution provision in the settlement arrangement.  In or about February 2008, Mr. Beck reached the $800,000 guarantee from the sale of the Company’s common stock and the cash received from the Company for 7.5% of the capital the Company raised.  Therefore, as of the date of this Report, the Company has no further liability to Mr. Beck.

On September 12, 2007, the Company filed a complaint for declaratory relief against Mr. Beck in the Superior Court of the State of California, County of Los Angeles, Central Judicial District, seeking a judicial determination as to the respective rights and duties of the Company and Mr. Beck with respect to certain terms and conditions of the settlement agreement and escrow instructions.

On February 7, 2008, the Company filed a first amended complaint in its action against Mr. Beck for declaratory relief which now also seeks to have the settlement agreement and escrow instructions rescinded.  On March 6, 2008, Mr. Beck filed a cross-complaint against the Company and its Chief Executive Officer and President, Robert M. Bernstein, for breach of contract, specific performance, declaratory relief, conversion, intentional interference with contract (against Mr. Bernstein only) and, in the alternative, equitable restitution.

Gem Advisors, Inc., GEM Global Emerging Markets, and Global Emerging Markets of North America, Inc.

On June 15, 2005, the Company filed a Complaint in the Los Angeles Superior Court, State of California, case number BC336689, against Gem Advisors, Inc., GEM Global Emerging Markets, and Global Emerging Markets of North America, Inc., seeking a declaration regarding certain agreements the Company entered into with the parties.  The Company did not seek monetary damages.  On November 16, 2005, Gem Advisors, Inc. filed an Answer and Cross-Complaint, seeking approximately $1.9 million in damages arising out of finders fees for certain transactions.  On November 30, 2005, default judgments were entered against the other defendants who failed to respond to the Company’s Complaint.  In September 2006, this case was dismissed as to all parties because the parties thought they could agree on the terms of a written settlement agreement.  However, the parties failed to reach a settlement and no formal settlement agreement was ever executed.

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2008 and 2007

On November 30, 2007, Gem Advisors, Inc. filed a lawsuit against us, Robert M. Bernstein, and Lawrence I. Washor (who represented the Company in the lawsuit against Gem Advisors, Inc. filed on June 15, 2005), for breach of contract (settlement), breach of contract (for transfer to Gem Advisors, Inc. of 585,000 shares the Company held in another company), breach of covenant of good faith and fair dealing, and fraud and deceit – promise made without intention to perform (the only cause of action asserted against Robert M. Bernstein and Lawrence I. Washor).  Gem Advisors, Inc. is seeking damages in excess of $250,000. On April 10, 2008, the court sustained Lawrence I. Washor’s demurrer to the complaint, and dismissed Lawrence I. Washor from the lawsuit.

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

NOTE 11 – EMPLOYEE BENEFIT PLAN

On December 14, 2007, the Company adopted a 401k retirement plan for its employees. To be eligible to participate in the plan, an employee must be at least 21 years for age and work for the Company for six consecutive months. Company contributions and employee match are discretionary. During the three months ended March 31, 2008, the Company did not contribute to the plan.

NOTE 12 – STOCKHOLDERS’ EQUITY

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

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2008 and 2007

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

Class C Preferred Stock

Each shareholder of Class C preferred stock is entitled to receive a cumulative dividend of 8% per annum for a period of two years.  Dividends do not accrue or are payable except out of earnings before interest, taxes, depreciation and amortization.  At March 31, 2008, no dividends are payable to Class C preferred shareholders.  Holders of the Class C preferred stock are junior to holders of the Company’s Class A and B preferred stock, but hold a higher position than common shareholders in terms of liquidation rights.  Holders of Class C preferred stock have no voting rights.  Holders of Class C preferred stock have the right to convert their shares to common stock on a 300-to-1 basis.

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2008 and 2007

The Company requires an approval of at least two-thirds of the holders of Class C preferred shareholders to alter or change their rights or privileges by way of a reverse stock split, reclassification, merger, consolidation or otherwise, so as to adversely affect the manner by which the shares of Class C preferred stock are converted into common shares.

Class D Preferred Stock

Holders of Class D preferred stock have a $0.001 liquidation preference, no voting rights and are junior to holders of all classes of preferred stock but senior to common shareholders in terms of liquidation rights.  Class D preferred stockholders are entitled to dividends as declared by the Company’s Board of Directors, which have not been declared as of March 31, 2008.  Holders of Class D preferred stock have the right to convert their shares to common stock on a 300-to-1 basis. As of March 31, 2008, there were no Class D Preferred shares outstanding.

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

In connection with the acquisition of SATI, the Company issued 50,000 shares of Class E convertible preferred which were valued at the shares’ original purchase price of $19.50 per share. The Company also issued an additional 5,000 shares to a consultant in connection with the SATI acquisition, which were valued at $97,500 and charged to equity as costs of the offering.

Class A Common Stock

The holders of the Company’s Class A common stock are entitled to one vote per share of common stock held.

During the three months ended March 31, 2008, the Company issued 47,315,603 and cancelled 450,000 shares of its common stock.

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2008 and 2007

From time to time, the Company issues its common shares and holds the shares in escrow on behalf of another party until consummation of certain transactions.  The following is a reconciliation of shares issued and outstanding as of March 31, 2008:

Issued shares	192,381,821

Less shares held in escrow:
Shares issued to the Company and held in escrow	(3,357,397)
Shares held in escrow pursuant to agreement debenture holders	(8,000,000)
Contingent shares held related to the Beck settlement for antidilution purposes (see Note 10)	(7,805,368)
Other	(6,000)

(19,168,765)

Outstanding shares (including shares committed)	173,213,056
===========

Class B Common Stock

The holders of the Company’s Class B common stock are not entitled to dividends, nor are they entitled to participate in any proceeds in the event of a liquidation of the Company.  However, the holders are entitled to 600,000 votes for each share of Class B common stock held.

Common Shares Issued for Non Cash Consideration

The value assigned to shares issued for services were charged to operations in the period issued.

2008

During the three months ended March 31, 2008, the Company issued 47,315,603 shares of its Class A common stock, of which 4,226,912 shares were issued in the conversion of $491,131 of convertible debt, 8,207,500 shares for consulting and other services valued at $3,580,400, 378,491 shares issued pursuant to an anti-dilutive provision of a settlement agreement, valued at par, and 34,500,000 shares issued on the exercise of 34,500,000 warrants. Upon the issuing of the 34,500,000 shares, the Company credited its related warrant liability of $1,151,900 to equity.

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2008 and 2007

NOTE 13 – RELATED PARTY TRANSACTIONS

For additional related party transactions, see Note 8.

As of March 31, 2008, the Company was owed $8,736 from its Chief Executive Officer.  The loan is assessed interest at an annual rate of 10%.  Interest credited to operations relating to this loan during the three months ended March 31, 2008 and 2007 amounted to $213 and $190, respectively.

On November 21, 2006, the Company entered into a stock grant and general release agreement with its Chief Executive Officer, for the purpose of showing the Company’s appreciation for the Chief Executive Officer’s work over the past several years.  Under the agreement, the Chief Executive Officer was issued 30,000,000 shares of the Company’s Class A common stock, restricted in accordance with Rule 144, and subject to forfeiture back to the Company in accordance with the terms of the agreement, if he is not employed by the Company for 3 years from the date of the agreement.  Additionally under the terms of the agreement, the Chief Executive Officer has released the Company from any and all claims he may have against the Company for any monies owed to him as of the date of the agreement.  The value assigned to the shares issued to the Chief Executive Officer has been determined to be $180,000,000 based on the Company’s trading price of the shares on date of issuance.  The value will be recorded as additional compensation expense over the 36 month term of the agreement.  During the three months ended March 31, 2008 and 2007, the Company charged to operations $15,000,000 and $15,000,000, respectively.

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

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2008 and 2007

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

There was no activity in any of the Company’s stock option plans during the three months ended March 31, 2008 and no options were outstanding as of March 31, 2008.

Stock Warrants

During the year ended December 31, 2006 the Company issued 35,000,000 warrants to Palisades as part of the Company’s modification of Palisades’ convertible debentures (see Note 9).  The Company has valued these warrants using a market capitalization method in accordance with its established accounting policy.  The value of these warrants on the date of grant was $1,668,000 and was included as a component of the Company’s derivative liability balance (see Note 9).  The warrants are exercisable at a price of the lesser of: (a) $0.001 per share; or (b) 50% of the market price on the date of exercise.  During March 2008, 34,500,000 warrants were exercised.

In addition to the 500,000 warrants as indicated above, the Company has granted as part of a private offering, warrants to purchase 4,618,334 shares of its Class A Common Stock.

NOTE 14 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In valuing previous period’s non-cash security transactions, the Company utilized discounts to the respective share’s trading prices which it has determined are without foundation. In addition, the Company has used similar discounts in recording its derivative liabilities. Therefore, it has restated its March 31, 2007 financial statements eliminating all discounts. The net effect of the restatements is as follows:

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2008 and 2007

Net loss as originally reported	$(4,863,128)
Adjust non-cash compensation to market	(16,997,737)
Adjust derivative and warrant liability to market	15,229,916

Net loss – restated	$(6,630,949)

Basic and dilutive loss per share
As originally reported	$(.06)
===========

As restated	$(.08)
===========

NOTE 15 – SUBSEQUENT EVENTS

In April 2008, the Company’s Board of Directors authorized an amendment to its articles of incorporation to 1) increase the number of Company authorized common shares to 1,500,000,000, 2)  effect a one for 1,000 reverse stock split; and 3) change the name of the Company from Material Technologies, Inc. to Matech Corp.

In addition, the Board of Directors authorized a stock option plan for its employees, directors, and consultants.  The Company reserved 100,000,000 shares of its Class A common shares to be issued under the plan.  Shares under the plan will be issued at the fair market value on the date of the grant.  On April 22, 2008, the Company granted its Chief Executive Officer 30,000,000 options to purchase shares of the Company’s Class A common stock at a price of $0.011 per share.  On May 6, 2008, the Company granted its Chief Executive Officer the remaining 70,000,000 options to purchase shares of the Company’s Class A common stock at a price of $0.007 per share.

In April 2008, the holder of 1,300 shares of Class E Convertible Preferred Shares elected to convert the shares into 1,039,746 shares of the Company’s common stock.

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

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have sustained operating losses since our inception (October 21, 1983).  In addition, we have used substantial amounts of working capital in our operations.  Further, at March 31, 2008, the deficit accumulated during the development stage amounted to approximately $325,494,410.

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

Results of Operations for the Three Months Ended March 31, 2008 as Compared to the Three Months Ended March 31, 2007

Revenues and Loss from Operations

Our revenue, research and development costs, general and administrative expenses, and loss from operations for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 are as follows:

		Three Months Ended March 31, 2008		Three Months Ended March 31, 2007	Percentage Change

Revenue		$1,090		$43,967	(97.52) %
Research and development costs		158,993		217,501	(26.90)%
General and administrative expenses		20,328,325		21,459,164	(5.27)%

Loss from Operations		$(12,286,008)		$(6,630,949)	85.28%
	==	============	==	============

Our revenues were derived exclusively from bridge testing.

Of the $158,993 in research and development costs for the three months ended March 31, 2008, $40,270 was incurred in salaries to our in-house engineering staff which included an officer and director, $84,223 was paid to outside consultants and for related expense reimbursements, and we valued the issuance of 150,000 shares of our common stock that were issued to various consultants at $34,500.  Of the $217,501 in research and development costs for the three months ended March 31, 2007, $39,740 was incurred in salaries to our in-house engineering staff which included an officer and director, $46,161 was paid to outside consultants and for related expense reimbursements, and we valued the issuance of 66,000 shares of our common stock that were issued to various consultants at $131,600.

General and administrative expenses were $20,328,325 and $21,459,164, respectively, for the three months ended March 31, 2008 and 2007.  The major expenses incurred during each of the quarters were:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Consulting services	$4,742,660	$4,882,259
Officer’s salary	125,000	62,500
Officer’s stock based compensation	15,000,000	15,000,000
Secretarial salaries	31,573	22,409
Office expense	20,394	20,988
Professional fees	244,260	476,380
Rent	7,746	7,512
Marketing and advertising	61,070	37,765
Impairment loss	-0-	875,000
Payroll taxes	16,242	10,517
Telephone	4,219	5,865

Of the $4,742,660 in consulting expense for the three months ended March 31, 2008, $3,545,900 was related to the issuance of 8,057,500 shares of common stock.  In addition, we charged $1,000,000 in consulting fees through an increase in convertible debt of $1,000,000. Of the $4,882,259 in consulting expense for the three months ended March 31, 2007, $4,156,058 was related to the issuance of 1,861,300 shares of common stock. Of the $476,380 in professional  for the three months ended March 31, 2007, $446,500 was related to the issuance of 305,000 shares of common stock.

Other Income and Expenses and Net Loss

Our gain on modification of convertible debt, modification of research and development sponsorship agreement, loss on subscription receivables, interest expense, other-than-temporary impairment of marketable securities, change in fair value of derivative and warrant liabilities, loss on settlement of lawsuits, and net loss for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 are as follows:

		Three months Ended March 31, 2008		Three months Ended March 31, 2007	Percentage Change

Gain on modification of convertible debt		$-0-		$-0-	0%
Interest expense		(370,991)		(978,235)	(62.08) %
Net unrealized and realized loss of marketable securities		(8)		(8)	0%
Change in fair value of derivative and warrant liabilities		8,559,576		15,977,420	(46.43)%
Interest income		12,443		3,372	269.01%
Other		-0-		-0-	0%
Provision for income taxes		(800)		(800)
Net loss		$(12,286,008)		$(6,630,949)	85.28%
	==	============	==	============

Our interest expense includes amortization of debt discounts totaling $399,725 during the three months ended March 31, 2008 and $899,130 during the three months ended March 31, 2007.  The change in fair value of derivative and warrant liabilities represents the change in derivative values related to warrants and convertible debt with Palisades Capital, LLC and Golden Gate Investors.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2008, as with the three months ended March 31, 2007, we did not generate positive cash flow.  As a result, we funded our operations through the private sale of equity and debt securities, the issuance of our securities in exchange for services, and loans.

Our cash, investments in marketable securities held for trading, investments in marketable securities available for sale, accounts receivable, prepaid services, prepaid expenses and other current assets, total current assets, total assets, total current liabilities, and total liabilities as of March 31, 2008, as compared to March 31, 2007, were as follows:

	March 31, 2008	March 31, 2007

Cash	$533,373	$893,176
Marketable securities – trading	717,539	41,646
Accounts receivable	24,290	33,144
Inventories	77,006	0
Prepaid expenses and other	15,404	8,376
Total current assets	1,367,612	976,342
Total assets	1,467,204	987,003
Total current liabilities	3,472,318	510,100
Total liabilities	5,116,747	4,830,110

Cash Requirements

For the three months ended March 31, 2008, our net cash used in operations was $(851,250) compared to $(380,390) for the three months ended March 31, 2007.

Negative operating cash flows during the three months ended March 31, 2008 were primarily created by a net loss from operations of $(12,286,008), offset by the issuance of stock for services of $4,580,000, amortization of discount on convertible debentures of $339,725 and an increase in officer stock based compensation of $15,000,000.  There was also an decrease in the fair value of derivative and warrant liabilities of $(8,559,576), accrued interest on debt of $130,984, net decrease in other assets of $105,384 and net decrease in other liabilities of $(161,759).

Negative operating cash flows during the three months ended March 31, 2007 were primarily created by a net loss from operations of $(6,630,949), offset by impairment losses of $875,000 incurred in connection with the acquisition of a subsidiary, the issuance of stock for services of $5,326,015, amortization of discount on convertible debentures of $899,130, a decrease in the fair value of derivative and warrant liabilities of $(15,977,420), an increase in accounts payable and accrued expenses of $44,326, an increase in officer stock based compensation of $15,000,000 and a net decrease in other assets of $83,508.  Because of our need for cash to fund our continuing research and development, we do not have an opinion as to how indicative these results will be of future results.

Sources and Uses of Cash

Net cash provided by (used in) investing activities for the three months ended March 31, 2008 and 2007 were $(576,755) and $93,490, respectively.  For the three months ended March 31, 2008 and 2007, the net cash came primarily from the sale of securities and maturites of other investments  in the amount of $1,158,922 and $95,007, respectively, offset by the amount for purchase of securities of $(565,000) and $(1,517), respectively.  Net cash from investment activities during the quarter ended March 31, 2008 was further decreased by the $17,167 we paid in the purchase of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2008 and 2007, was $(1,842) and $1,050,780, respectively.  For the three months ended March 31, 2008, the net cash used pertained to the purchase of 7,000 shares of our common stock still held in treasury totaling $1,590 and a reduction in principal amount of indebtedness totaling $252. For the three months ended March 31, 2007, the net cash came primarily from the sale of common stock and warrants of $861,365 and proceeds from convertible debentures and other notes payable of $200,000.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4.       Controls and Procedures

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

On November 27, 2007, our Certifying Officers concluded that in valuing previous periods’ non-cash security transactions, we utilized discounts to the respective share’s trading prices as well as its derivative liabilities which they have determined are without foundation.

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

Item 4T.     Controls and Procedures

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings.

Stephen Beck

In July 2002, we settled a lawsuit related to a contract dispute with Mr. Stephen Beck.  In March 2006, Mr. Beck filed a lawsuit against us alleging breach of contract related to the lawsuit settlement and sought monetary damages, plus the issuance of shares of our common stock plus interest.

In December 2006, we entered into a settlement and release agreement, as well as irrevocable escrow instructions, to settle the lawsuit Mr. Beck filed in March 2006.  As consideration under the settlement, we issued 5,000,000 shares of our common stock to Mr. Beck, with the shares to be held by an escrow agent and distributed to Mr. Beck monthly with a trading limit equal to 8% of the previous month’s trading volume of our common stock, until Mr. Beck has received a total of $800,000.  As Mr. Beck received proceeds from the sale of his shares into the market and 7.5% (net of any expenses incurred by us) of any cash raised by us from the sale of equity, we would reduce our guarantee by that amount. We have paid a total of $285,182 to Mr. Beck in cash as part of the settlement.   Mr. Beck also had anti-dilution rights on those shares to maintain his percentage ownership through September 27, 2008.  We issued another 5,000,000 shares to Mr. Beck to be held in escrow until the conditions are met with respect to the anti-dilution shares.  As of the date of this Report, we have issued a total of 1,348,927 shares of common stock to Mr. Beck pursuant to the anti-dilution provision in the settlement arrangement.  In or about February 2008, Mr. Beck reached the $800,000 guarantee from the sale of our common stock and the cash received from us for 7.5% of the capital we raised.  Therefore, as of the date of this Report, we have no further liability to Mr. Beck.

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

On November 30, 2007, Gem Advisors, Inc. filed a lawsuit against us, Robert M. Bernstein, and Lawrence I. Washor (who represented us in the lawsuit against Gem Advisors, Inc. filed on June 15, 2005), for breach of contract (settlement), breach of contract (for transfer to Gem Advisors, Inc. of 585,000 shares we held in another company), breach of covenant of good faith and fair dealing, and fraud and deceit – promise made without intention to perform (the only cause of action asserted against Robert M. Bernstein and

Lawrence I. Washor).  Gem Advisors, Inc. is seeking damages in excess of $250,000. On April 10, 2008, the court sustained Lawrence I. Washor’s demurrer to the complaint, and dismissed Lawrence I. Washor from the lawsuit. .

Item 1A.     Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Actand are not required to provide the information under this item.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

On March 20, 2008, four entities exercised warrants to purchase 34,500,000 shares of common stock on a cashless basis.

On April 11, 2008, we issued 77,600 shares of common stock to four individuals under Regulation S in consideration for prior investments.

On April 24, 2008, we issued 1,039,746 shares of common stock to one entity pursuant to its conversion of its Series E Convertible Preferred Stock.

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

Item 4.       Submission of Matters to a Vote of Security Holders.

On April 22, 2008, a majority of our shareholders executed a majority written consent in lieu of an annual meeting to avoid the expenses of holding a formal annual meeting.  The majority shareholders voted to: (a) re-elect the current directors on our Board of Directors (Robert M. Bernstein, Dr. William Berks, and Joel R. Freedman); (b) ratify our current capitalization of: 600,000,000 shares of Class A common stock; 600,000 shares of Class B common stock; and 50,000,000 shares of preferred stock; (c) amend our Articles of Incorporation in order to increase our authorized shares of Class A common stock from 600,000,000 to 1,500,000,000; (d) amend our Articles of Incorporation to effect a one for 1,000 reverse stock split; (e) amend our Articles of Incorporation to change our name to Matech Corp.; (f) authorize our 2008 Stock Option Plan; and (g) ratify our appointment of Gruber & Co., LLC as our independent public accountants

Item 5.       Other Information.

None.

Item 6.       Exhibits.

10.1	Class A Common Stock Option Agreement with Robert M. Bernstein, dated April 22, 2008

10.2	Class A Common Stock Option Agreement with Robert M. Bernstein, dated May 6, 2008

10.3	Corporate Stock Redemption Agreement with Robert M. Bernstein, dated May 6, 2008

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 19, 2008	/s/ Robert M. Bernstein
	By:	Robert M. Bernstein
	Its:	President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)