Form 10KSB/A
period 2007-12-31
MATERIAL TECHNOLOGIES INC /CA/
filed 2008-07-29
CIK 1036668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB /A
(AMENDMENT NO. 1)

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common stock, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒
For the year ended December 31, 2007, our revenue was $201,917.

As of July 22, 2008 , the number of shares of Class A common stock outstanding was 186,828,995 .  As of July 21, 2008 , the aggregate market value of our common stock held by non-affiliates was approximately $1,568,784.97 (based upon 156,878,497 shares at $ 0.01 per share).

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
Transitional Small Business Disclosure Format (check one):  Yes ☐     No  ☒

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

On September 25, 2007, the Federal Highway Administration (FHA) has signed a $347,500 contract with us to purchase equipment and training as part of their Steel Bridge Testing Program.  They will use our EFS system in the laboratory and on actual bridges to find growing fatigue cracks.  Following the completion of this program, the FHA will recommend technologies for use on bridges for specific bridge problems.

Our on-call contract with the Pennsylvania Department of Transportation (PennDOT) is continuing to produce good results.   Since May 2007, we have used the EFS on 12 bridges in Pennsylvania, totaling over $100,000 so far .  We anticipate further work orders to be issued for the next inspection season.  We have also received interest from several inspection companies in Pennsylvania to purchase EFS equipment, as well as training and licensing, in order to execute these further work orders, with licensing fees payable to us for each bridge inspected.  One such company has already been trained at their cost to help us execute on-call contracts in 2008.

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

We met with the U.S. Army Corps of Engineers to present at the U.S. Secretary of Defense’s office on May 1 and 2, 2008.  The U.S. Army Corps of Engineers owns all of the bridges over U.S. federal waterways.

We have scheduled inspections in 2008 for the following entities so far:

•	Virginia Department of Transportation
•	Canadian National Railway
•	Alabama Department of Transportation
•	MassHighway
•	New York Department of Transportation

We have been hired to perform inspections with the following entities which have not yet been scheduled:

•	New Jersey Department of Transportation
•	PennDOT

•	Union Pacific Railroad
•	URS Engineers

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

Status of the EFS

From May 2007 through June 2008,  we have successfully used EFS on  23 highway and railroad bridges.  We are now actively marketing the EFS for bridges.

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

In December 2006, we entered into a settlement and release agreement, as well as irrevocable escrow instructions, to settle the lawsuit Mr. Beck filed in March 2006.  As consideration under the settlement, we issued 5,000,000 shares of our common stock to Mr. Beck, with the shares to be held by an escrow agent and distributed to Mr. Beck monthly with a trading limit equal to 8% of the previous month’s trading volume of our common stock, until Mr. Beck has received a total of $800,000.  As we have guaranteed this debt to Mr. Beck in the amount of $800,000, we have recorded a liability as of December 31, 2007 for this amount.  As Mr. Beck receives proceeds from the sale of his shares into the market and 7.5% (net of any expenses incurred by us) of any cash raised by us from the sale of equity, we will reduce our guarantee by that amount. We have paid a total of $285,182 to Mr. Beck in cash as part of the settlement.   Mr. Beck also had anti-dilution rights on those shares to maintain his percentage ownership through September 27, 2008.  We issued another 5,000,000 shares to Mr. Beck to be held in escrow until the conditions are met with respect to the anti-dilution shares.  As of the date of this Report, we have issued a total of 1,393,617 shares of common stock to Mr. Beck pursuant to the anti-dilution provision in the settlement arrangement.  In or about February 2008, Mr. Beck reached the $800,000 guarantee from the sale of our common stock and the cash received from us for 7.5% of the capital we raised.  Therefore, as of the date of this Report, we have no further liability to Mr. Beck.

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

On November 30, 2007, Gem Advisors, Inc. filed a lawsuit against us, Robert M. Bernstein, and Lawrence I. Washor (who represented us in the lawsuit against Gem Advisors, Inc. filed on June 15, 2005), for breach of contract (settlement), breach of contract (for transfer to Gem Advisors, Inc. of 585,000 shares we held in another company), breach of covenant of good faith and fair dealing, and fraud and deceit – promise made without intention to perform (the only cause of action asserted against Robert M. Bernstein and Lawrence I. Washor).  Gem Advisors, Inc. is seeking damages in excess of $250,000.   On April 10, 2008, the Court dismissed Lawrence I. Washor from the lawsuit.

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

The closing price of our common stock on July 21, 2008 was $0.01.

Holders

As of the date of this Report, we had 186,828,995 shares of our Class A common stock issued and outstanding and held by approximately 1,727 holders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  The transfer agent for our Class A common stock is Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117.

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

On April 22, 2008, our Board of Directors approved the 2008 Incentive and Nonstatutory Stock Option Plan (the “2008 Plan”) with 100,000,000 shares of our common stock available for issuance under the plan.  On May 23, 2008, our Board of Directors amended the 2008 Plan increasing the number of shares of our common stock available for issuance under the plan to 400,000,000.  The 2008 Plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees.  As of the date of this Report, we have issued all 400,000,000 stock options to employees under the 2008 Plan.

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

On April 11, 2008, we issued 77,600 shares of common stock to four individuals under Regulation S for total gross proceeds of $18,624.

On July 11, 2008, we issued a total of 8,577,907 shares of common stock to two entities pursuant to their conversion of Series E Convertible Preferred Stock.

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

Revenues and Loss from Operations

Our revenue, research and development costs, general and administrative expenses, and loss from operations for the year ended December 31, 2007 as compared to the year ended December 31, 2006 are as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Percentage Change

Revenue	$201,917	$39,446	411.89%
Research and development costs	3,701,966	902,446	310.21%
General and administrative expenses	98,557,941	138,892,926	(29.04)%

Loss from Operations	$102,057,990	$139,755,926	(26.74)%

Our revenues for both 2007 and 2006 were derived exclusively from bridge testing.

Of the $3,701,966 in research and development costs for 2007, $197,005 was incurred in salaries to our in-house engineering staff which included an officer and director, $359,861 was paid to outside consultants and for related expense reimbursements, and we valued the issuance of 2,116,000 shares of our common stock that were issued to various consultants at $3,145,100.  Of the $1,013,969 in research and development costs for 2006, $111,523 was incurred in salaries to our in-house engineering staff which included an officer and director, $ 271,279 was paid to outside consultants and for related expense reimbursements, and we valued the issuance of 36,028 shares of our common stock that were issued to various consultants at $631,167.

General and administrative expenses were $98,557,941 and $138,781,403, respectively, for the years ended December 31, 2007 and 2006.  The major expenses incurred during each of the years were:

	Year Ended December 31, 2007	Year Ended December 31, 2006

Consulting services	$16,855,747	$125,332,072
Officer’s salary	284,916	211,574
Officer’s stock based compensation	60,048,000	6,575,342
Secretarial salaries	132,754	114,561
Professional Fees	1,053,280	974,704
Office expense	97,459	52,855
Rent	139,173	28,176
Impairment loss	19,294,875	1,913,445
Payroll taxes	42,334	28,255
Telephone	27,929	17,375

Of the $16,855,747 in consulting expense for the year ended December 31, 2007, $12,394,888 was related to the issuance of 8,926,724 shares of common stock.  In addition, we charged

$1,100,000 in consulting fees through an increase in convertible debt of $1,100,000 and charged $2,845.000 to consulting in connection with the acquisition of shares of Rocket City Automotive. Of the $125,332,072 in consulting expense for the year ended December 31, 2006, $124,543,689 was related to the issuance of 35,021,248 shares of common stock.

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

	Year Ended December 31, 2007	Year Ended December 31, 2006	Percentage Change

Gain on modification of convertible debt	$-0-	$1,033,479	(100)%
Interest expense	(2,374,032)	(1,625,592)	46.04%
Net unrealized and realized loss of marketable securities	(3,986,553)	(3,798,516)	4.95%
Change in fair value of derivative and warrant liabilities	34,962,617	(33,780,874)	(196.5)%
Interest income	60,179	37,120	62.12%
Other	-0-	7,008	(100)%
Provision for income taxes	(800)	(800)
Net loss	$(73,396,579)	$(177,884,101)	(58.74)%

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

Our cash, investments in marketable securities held for trading, investments in marketable securities available for sale, accounts receivable, prepaid services, prepaid expenses and other current assets, total current assets, total assets, total current liabilities, and total liabilities as of December 31, 2007, as compared to December 31, 2006, were as follows:

	December 31, 2007	December 31, 2006

Cash	$809,710	$129,296
Marketable securities – trading	300,000	135,136
Marketable securities – available-for-sale	1,009,267	-0-
Accounts receivable	108,661	116,707
Inventories	62,216	-0-
Prepaid expenses and other	47,962	40,006
Total current assets	2,337,546	421,145
Total assets	2,425,280	432,780
Total current liabilities	691,380	542,802
Total liabilities	14,240,655	46,986,215

Cash Requirements

For the year ended December 31, 2007, our net cash used in operations was $(2,664,630) compared to $(1,779,256) for the year ended December 31, 2006.

Negative operating cash flows during the year ended December 31, 2007 were primarily created by a net loss from operations of $(73,396,579) , offset by impairment losses of $19,257,375 incurred in connection with the acquisition of three subsidiaries, the issuance of stock for services of $16,195,289, other-than-temporary impairment of marketable securities available for sale of amortization of discount on convertible debentures of $3,986,200 and an increase in officer stock based compensation of $60,000,000.  There was also an increase in the fair value of derivative and warrant liabilities of $34,962,617.

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

The fourth critical accounting policy is our accounting for conventional convertible debt.  When the convertible feature of the conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (BCF”).  We record a BCF as a debt discount pursuant to EITF Issue No. 98-5 (EITF 98-05”), Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio,”  and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instrument(s).”  In those circumstances, the convertible debt will be recorded net of the discount related to the BCF.  We amortize the discount to interest expense over the life of the debt using the effective interest method.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a- l5(f) under the Exchange Act) and for assessing the effectiveness of our internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with United States’ generally accepted accounting principles.

Our internal control over financial reporting is supported by written policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and our board of directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management has assessed the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management has concluded that our internal control over financial reporting was not effective at the reasonable assurance level due to the material weaknesses described below.

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

On November 27, 2007, the Certifying Officers concluded that in valuing previous periods’ non-cash security transactions, we utilized discounts to the respective share’s trading prices as well as its derivative liabilities which they have determined are without foundation.

As a result of this evaluation and conclusion, the Certifying Officers in conjunction with our Board of Directors, concluded that previously issued consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended December 31, 2005 and December 31, 2006, as well as all of our quarterly reports on Form 10-QSB during the 2005 and 2006 fiscal years, can no longer be relied upon.  In this regard, we will amend and restate our financial statements to eliminate all discounts and will refile our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 and its Form 10-QSB for the quarters ended March 31, 2007 and June 30, 2007.  The net effect of the restatements will be to increase the accumulated deficit at June 30, 2007 from $100,909,477 to $292,944,478.

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

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)

Robert M. Bernstein	74	Chief Executive Officer, President, Chief Financial Officer, Director
Marybeth Miceli Newton	31	Chief Operating Officer
Joel R. Freedman	47	Secretary and Director
William I. Berks	77	Vice President and Director
Brent Phares	36	Chief Engineer

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

William Berks, Vice President and Director.  Mr. Berks joined us as our Vice President and Director in June 1997.  Mr. Berks holds six patents and has over 30 years experience in spacecraft mechanical systems engineering.  Mr. Berks has a Bachelor of Science in Aeronautical Engineering and a Master of Science in Applied Mechanics from Polytechnic Institute of New York, as well as a Master of Science in Industrial Engineering from Stevens Institute of Technology.  Prior to joining us, Mr. Berks was with TRW Incorporated for 26 years in a variety of management positions, where his duties included flight hardware fabrication and testing and where he was responsible for overseeing 350 employees.

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

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Robert M. Bernstein	3	3	-0-
William Berks	1	1	-0-
Brent Phares	2	2	-0-
Marybeth Miceli	1	1	-0-

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the Code of Ethics is attached hereto.

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

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Robert M. Bernstein, CEO,	2007		$250,000	$-0-	$-0-	$-0-	$-0-	$-0-	$250,000
President, CFO	2006		$206,500	$-0-	$180,000,000	$-0-	$-0-	$-0-	$180,206,500
Marybeth Miceli Newton, COO	2007	[1]	$52,083.33	$-0-	$-0-	$-0-	$-0-	$-0-	$52,083.33
Brent Phares, Chief Engineer	2007	[2]	$65,625	$-0-	$-0-	$-0-	$-0-	$-0-	$65,625

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

1  Joined us July 6, 2007.
2  Joined us June 1, 2007.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards as of December 31, 2007.

ITEM 11 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our shares of outstanding common stock beneficially owned as of the date hereof by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to own beneficially more than 5% of our common stock based upon 186,828,995 shares of Class A common stock outstanding.

	Class A Common Stock			Class B Common Stock
Name and Address of Beneficial Owners[1]	Amount and Nature of Beneficial Ownership		Percent Ownership of Class[2]	Amount and Nature of Beneficial Ownership		Percent Ownership of Class
Robert M. Bernstein, President, CEO, CFO, and Director	400,767,177	[3]	68.29%	597,000	[4]	99.5%
William Berks , Vice President and Director	2,710,048	[5]	1.45%	0		0%
Joel R. Freedman, Secretary and Director	3,700,501	[6]	1.98%	0		0%
Marybeth Miceli, Chief Operating Officer	2,237,501	[7]	1.19%	0		0%

1  C/o our address, 11661 San Vicente Blvd., Suite 707, Los Angeles, CA 90049, unless otherwise noted.
2  Except as otherwise indicated, we believe that the beneficial owners of common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
3  Includes 30,000,000 options to purchase shares of Class A common stock at $0.011 per share expiring on April 22, 2018; 70,000,000 options to purchase shares of Class A common stock at $0.007 per share expiring on May 6, 2018; and 300,000,000 options to purchase shares of Class A common stock at $0.00462 per share expiring on May 23, 2008.
4  Each share of Class B common stock has 2,000 votes on any matter which is brought for shareholders vote.  As a result, Mr. Bernstein holds 1,194,000,000 votes represented by the Class B common stock, and 89.25% of the overall votes.
5  Includes 200,000 options to purchase shares of Class A common stock at $0.011 per share expiring on April 30, 2016.
6  Includes 200,000 options to purchase shares of Class A common stock at $0.011 per share expiring on April 30, 2016.
7  Includes 200,000 options to purchase shares of Class A common stock at $0.011 per share expiring on April 30, 2016.

Brent Phares, Chief Engineer	3,513,334	[8]	1.89%	0	0%
All executive officers and directors as a group (five persons)	412,928,561		70.27%	597,000	99.5%
UTEK Corporation 2109 Palm Avenue Tampa, FL 33605	17,821,937		9.54%	0	0%

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

8  Includes 200,000 options to purchase shares of Class A common stock at $0.011 per share expiring on April 30, 2016.

ITEM 13 – EXHIBITS

3.1	Certificate of Incorporation of Material Technologies, Inc., dated March 4, 1997[1]

3.2	Certificate of Amendment to Articles of Incorporation, dated February 16, 2000[2]

3.3	Certificate of Amendment to Articles of Incorporation, dated July 12, 2000[2]

3.4	Certificate of Amendment to Articles of Incorporation, dated July 31, 2000[2]

3.5	Amended and Restated Certificate of Incorporation, dated September 12, 2003[3]

3.6	Certificate of Amendment to Certificate of Incorporation of Material Technologies, Inc., dated May 31, 2006[4]

3.7	Certificate of Amendment to Certificate of Incorporation of Material Technologies, Inc., dated October 25, 2006[4]

3.8	Bylaws of Material Technologies, Inc. [1]

4.1	Class A Convertible Preferred Stock Certificate of Designation[1]

4.2	Class B Convertible Preferred Stock Certificate of Designation[1]

4.3	Class E Convertible Preferred Stock Certificate of Designation[5]

10.1	License Agreement between Tensiodyne Scientific Corporation and the Trustees of the University of Pennsylvania, dated August 26, 1993 [1]

10.2	Sponsored Research Agreement between Tensiodyne Scientific Corporation and the Trustees of the University of Pennsylvania, dated August 31, 1993 [1]

10.3	Amendment No. 1 to the License Agreement between Tensiodyne Scientific Corporation and the Trustees of the University of Pennsylvania, dated October 15, 1993 [1]

10.4	Repayment Agreement between Tensiodyne Scientific Corporation and the Trustees of the University of Pennsylvania, dated October 15, 1993 [1]

1Incorporated by reference from our registration statement on Form S-1 filed with the Commission on April 30, 1997.
2Incorporated by reference from our Annual Report on Form 10-KSB filed with the Commission on March 30, 2001.
3Incorporated by reference from our Annual Report on Form 10-KSB filed with the Commission on April 9, 2004.
4Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 8, 2006.
5Incorporated by reference from our Current Report on Form 8-K filed with the Commission on February 6, 2007.

10.5	Teaming Agreement between Tensiodyne Scientific Corporation and Southwest Research Institute, dated August 23, 1996 [1]

10.6	Letter Agreement between Tensiodyne Scientific Corporation, Robert M. Bernstein, and Stephen Forrest Beck and Handwritten modification, dated February 8, 1995 [1]

10.7	Agreement between Tensiodyne Corporation and Tensiodyne 1985-1 R&D Partnership[6]

10.8	Amendment to Agreement between Material Technologies, Inc. and Tensiodyne 1985-1 R&D Partnership[6]

10.9	Agreement between Advanced Technology Center of Southeastern Pennsylvania and Material Technologies[6]

10.10	Addendum to Agreement between Advanced Technology Center of Southeastern Pennsylvania and Material Technologies, Inc. [6]

10.11	Class A Senior Preferred Convertible Debenture issued to Palisades Capital, LLC, dated September 23, 2003 [3]

10.12	Stock Purchase Agreement, dated April 7, 2005, with Birchington Investments Ltd. [7]

10.13	Escrow Agreement with Birchington Investments Ltd, dated April 7, 2005 [7]

10.14	Workout Agreement with the Trustees of the University of Pennsylvania, dated August 15, 2005 [7]

10.15	Securities Purchase Agreement with Golden Gate Investors, Inc., dated December 16, 2005 [8]

10.16	Convertible Debenture issued to Golden Gate Investors, Inc., dated December 16, 2005 [8]

10.17	Common Stock Purchase Warrant issued to Golden Gate Investors, Inc., dated December 16, 2005 [8]

10.18	Registration Rights Agreement for Golden Gate Investors, Inc., dated December 16, 2005 [8]

6Incorporated by reference from our registration statement on Form S-1 which became effective on January 19, 1996.
7Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Commission on November 14, 2005.
8Incorporated by reference from our Current Report on Form 8-K/A filed with the Commission on January 5, 2006.

10.19	Letter Agreement with Golden Gate Investors, Inc., dated December 16, 2005 [8]

10.20	Letter Agreement with Golden Gate Investors, Inc., dated December 16, 2005 [8]

10.21	Addendum to Convertible Debenture, Warrant to Purchase Common Stock and Securities Purchase Agreement with Golden Gate Investors, Inc., dated December 16, 2005 [8]

10.22	Addendum to Convertible Debenture and Warrant to Purchase Common Stock with Golden Gate Investors, Inc., dated December 16, 2005 [8]

10.23	Addendum to Convertible Debenture, Warrant to Purchase Common Stock and Securities Purchase Agreement, dated May 2, 2006, with Golden Gate Investors, Inc. [9]

10.24	Securities Purchase Agreement, dated May 30, 2006, with La Jolla Cove Investors, Inc. [10]

10.25	Warrant to Purchase Common Stock issued to La Jolla Cove Investors, Inc., dated May 30, 2006 [10]

10.26	Addendum to Warrant to Purchase Common Stock, dated as of June 12, 2006, issued to La Jolla Cove Investors, Inc. [11]

10.27	Addendum to Convertible Debenture, Warrant to Purchase Common Stock and Securities Purchase Agreement dated as of May 2, 2006[12]

10.28	Regulation S Distribution Agreement and Instruction of Escrow, dated May 31, 2006[13]

10.29	Acquisition Agreement with UTEK Corporation and Materials Monitoring Technologies, Inc., dated August 18, 2006 [14]

10.30	License Agreement between Material Monitoring Technologies, Inc. and North Carolina A&T State University, dated August 18, 2006 [14]

10.31	Consulting Agreement with Mannur J. Sundaresan, PhD, dated August 18, 2006 [14]

9Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 17, 2006.
10Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 8, 2006
11Incorporated by reference from our Current Report on Form 8-K/A filed with the Commission on June 15, 2006.
12Incorporated by reference from our registration statement on Form SB-2 filed with the Commission on June 15, 2006.
13Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 9, 2006.
14Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 24, 2006.

10.32	Settlement Agreement and General Release, dated August 23, 2006, with Ben Franklin Technology Partners of Southeastern Pennsylvania[15]

10.33	Settlement Agreement and General Release, dated October 27, 2006[16]

10.34	Warrant Agreement, dated October 27, 2006, with Palisades Capital, LLC[16]

10.35	Warrant Agreement, dated October 27, 2006, with Hyde Investments, Ltd. [16]

10.36	Warrant Agreement, dated October 27, 2006, with Livingston Investments, Ltd. [16]

10.37	Warrant Agreement, dated October 27, 2006, with Palisades Capital, LLC[16]

10.38	Warrant Agreement, dated October 27, 2006, with GCH Capital, Ltd. [16]

10.39	Amendment to Class A Senior Secured Convertible Debenture, dated October 27, 2006, with Palisades Capital, LLC[16]

10.40	Amendment to Class A Senior Secured Convertible Debenture, dated October 27, 2006, with Hyde Investments, Ltd. [16]

10.41	Amendment to Class A Senior Secured Convertible Debenture, dated October 27, 2006, with Livingston Investments, Ltd. [16]

10.42	Stockholder Lockup Agreement, dated October 27, 2006 with Robert M. Bernstein[16]

10.43	Escrow Agreement, dated October 27, 2006[16]

10.44	Employment Agreement with Robert M. Bernstein, dated October 1, 2006[17]

10.45	Stock Grant and General Release Agreement with Robert M. Bernstein, dated November 21, 2006[17]

10.46	Settlement Agreement and Release with Stephen F. Beck, dated as of December 27, 2006[18]

10.47	Irrevocable Escrow Instructions with Stephen F. Beck, dated as of December 27, 2006[18]

15Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Commission on November 14, 2006.
16Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 2, 2006.
17Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 28, 2006
18Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 3, 2007.

10.48	Promissory Note, dated March 30, 2007, with Nathan J. Esformes[19]

10.49	Acquisition Agreement with UTEK Corporation and Damage Assessment Technologies, Inc., dated May 3, 2007[20]

10.50	Acquisition Agreement with UTEK Corporation and Non-Destructive Assessment Technologies, Inc., dated June 28, 2007[21]

10.51	Agreement with Livingston Investments, Ltd., dated as of July 3, 2007[22]

10.52	Amendment No. 2 to Class A Senior Secured Convertible Debenture, dated October 11, 2007, with Palisades Capital, LLC[22]

10.53	Acquisition Agreement with Brent Phares and Bridge Testing Concepts, Inc., dated September 28, 2007[23]

10.54	Amendment to Consulting Agreement with Strategic Advisors, Ltd., dated April 9, 2008[22]

10.55	Consulting Agreement with Bud Shuster, dated April 9, 2008[22]

10.56	Consulting Agreement with Kelly Shuster, dated April 9, 2008[22]

10.57	Class A Common Stock Option Agreement with Bud Shuster, dated April 9, 2008[22]

10.58	Class A Common Stock Option Agreement with Kelly Shuster, dated April 9, 2008[22]

10.59	Class B Common Stock Option Agreement with Bud Shuster, dated April 9, 2008[22]

10.60	Class B Common Stock Option Agreement with Kelly Shuster, dated April 9, 2008[22]

14.1	Code of Ethics

23.1	Consent of Gruber & Company, LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

19Incorporated by reference from our Annual Report on Form 10-KSB filed with the Commission on April 3, 2007.
20Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 4, 2007.
21Incorporated by reference from our Current Report on Form 8-K filed with the Commission on July 3, 2007.
22 Incorporated by reference from our Annual Report on Form 10-KSB filed with the Commission on April 14, 2008.
23Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 29, 2007.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Dated: July 24, 2008	Material Technologies, Inc.

/s/ Robert M. Bernstein
By: Robert M. Bernstein
Its: Chief Executive Officer, President, and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

GRUBER & COMPANY LLC

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Material Technologies, Inc.

We have audited the accompanying balance sheets of Material Technologies, Inc.(A Development Stage Company) as of December 31, 2007 and 2006 and the related statements of operations, stockholders  deficit and cash flows for the years then ended and for the period of inception October 21, 1983 to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company  as at December 31, 2007 and 2006 and the results of its’ operations and its’ stockholders  deficit and  cash flows for the years then ended and for the period of inception October 21, 1983 to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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
  Lake Saint Louis, Missouri
 July 24, 2008

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

Continued .. . .

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	December 31,
	2006	2007
	(Restated)

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$427,664	$599,619
Current portion of research and development sponsorship payable	25,000	25,000
Notes payable	90,138	66,761
Total current liabilities	542,802	691,380

Accrued legal settlenent	1,050,000	480,000
Research and development sponsorship payable, net of current portion	747,713	760,650
Notes payable, long-term	-	213,508
Convertible debentures and accrued interest payable, net of discount	169,160	1,981,194
Derivative and warrant liabilities	44,476,540	10,113,923
	46,443,413	13,549,275

Total liabilities	46,986,215	14,240,655

Minority interest in consolidated subsidiary	825	825

Commitments and contingencies

Stockholders' deficit:
Class A preferred stock, $0.001 par value, liquidation preference of $720 per share; 350,000 shares authorized; 337 shares issued
and outstanding as of December 31, 2006 and 2007	-	-
Class B preferred stock, $0.001 par value, liquidation preference of
$10,000 per share; 15 shares authorized; none issued and
outstanding as of December 31, 2006 and 2007	-	-
Class C preferred stock, $0.001 par value, liquidation preference of
$0.001 per share; 25,000,000 shares authorized; 1,517 shares issued
and outstanding as of December 31, 2006 and 2007	1	1
Class D preferred stock, $0.001 par value, liquidation preference of
$0.001 per share; 20,000,000 shares authorized; 0 shares issued
and outstanding as of December 31, 2006 and 2007	-	-
Class E convertible preferred stock, $0.001 par value, no liquidation preference; 60,000 shares authorized; 55,000 shares issued and
outstanding as of December 31, 2007	-	55
Class A Common Stock, $0.001 par value, 1,699,400,000 shares authorized; 99,785,276 shares issued and 72,425,587 shares
outstanding as of December 31, 2006; 546,173,718 shares issued
and 126,347,453 outstanding as of December 31, 2007	72,426	126,348
Class B Common Stock, $0.001 par value, 600,000 shares authorized,
issued and outstanding as of December 31, 2006 and 2007	600	600
Warrants subscribed	10,000	10,000
Additional paid-in-capital	193,188,217	301,348,331
Deficit accumulated during the development stage	(239,811,823)	(313,208,402)
Treasury stock ( 2,076 shares at cost at December 31,2006 and
85,977 shares at cost at December 31, 2007	(13,681)	(93,133)

Total stockholders' deficit	(46,554,260)	(11,816,200)

	$432,780	$2,425,280

See report of independent registered public accounting firm
and accompanying notes to the consolidated financial statement

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			From October 21, 1983
	For the Year		(Inception)
	Ended		through
	2006	2007	December 31, 2007
	(Restated)

Revenues:
Research and development	$-	$-	$5,392,085
Revenue from bridge testing	39,446	201,917	318,624
Other	-	-	274,125

Total revenues	39,446	201,917	5,984,834

Costs and expenses:
Research and development	1,013,969	3,701,966	20,562,989
General and administrative	138,781,403	98,557,941	303,495,241
Modification of research and development sponsorship agreement	-	-	5,963,120
Loss on settlement of lawsuits	-	-	1,267,244

Total costs and expenses	139,795,372	102,259,907	331,288,594

Loss from operations	(139,755,926)	(102,057,990)	(325,303,760)

Other income (expense):
Gain on modification of convertible debt	1,033,479	-	586,245
Loss on subcription receivable			(1,368,555)
Interest expense	(1,625,592)	(2,374,032)	(11,740,193)
Other-than-temporary impairment of marketable
securities available for sale		-	(9,785,947)
Net unrealized and realized loss of marketable securities	(3,798,516)	(3,986,553)	(9,398,218)
Change in fair value of investments derivative liability	-	-	(210,953)
Change in fair value of derivative and warrant liabilities	(33,780,874)	34,962,617	43,587,089
Interest income	37,120	60,179	466,882
Other	7,008	-	(25,992)

Other expense, net	(38,127,375)	28,662,211	12,110,358

Loss before provision for income taxes	(177,883,301)	(73,395,779)	(313,193,402)

Provision for income taxes	(800)	(800)	(15,000)

Net loss	$(177,884,101)	$(73,396,579)	$(313,208,402)

Per share data:
Basic and diluted net loss per share	$(40.10)	$(0.68)
Weighted average Class A common shares
outstanding - basic and diluted	4,435,708	107,708,004

See report of independent registered public accounting firm
and accompanying notes to the consolidated financial statement

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

			From October 21, 1983
	For the Year Ended		(Inception)
	September 30,		through
	2006	2007	December 31, 2007
	(Restated)	(Restated)	(Unaudited)
			(Restated)

Net loss	$(177,884,101)	$(73,396,579)	$(313,208,402)

Other comprehensive loss:
Temporary increase (decrease) in market
value of securities available for sale	-		-
Reclassification to other-than-temporary
impairment of marketable securities
available for sale	-	-	-

	-	-	-

Net comprehensive loss	$(177,884,101)	$(73,396,579)	$(313,208,402)

See report of independent registered public accounting firm
and accompanying notes to the consolidated financial statement

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

See accompanying notes and independent accountants' report.

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

See accompanying notes and independent accountants' report.

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

See accompanying notes and independent accountants' report.

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
Shares returned to treasury by
Company officers in consideration
for the cancellation of notes
due the Company by them on
past stock purchases	(17)	-	-	-	-	-	-	-	-	-	-	-	-	-	(769,823)	-
Exchange of Class A Common
stock for Class B Common	(1)	-	300,000	300											(300)	-
Exchange of Class A Common
stock for Class D Preferred	(24,800)	(25)	-	-	-	-	-	-	-	-	5,440,000	5,440	-	-	(5,415)	-
Shares Issued in Connection
with Private Offering	23,355	23	-	-	-	-	-	-	-	-	-	-	-	-	(23)	-
Adjustment for equity in uncolsolidated
subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	-	-	37,597	-
Net (Loss) for the Year
Ended December 31, 2003	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,885,728)

Balance - December 31, 2003	221,628	$221	600,000	$600	337	$-	-	$-	4,217	$4	5,440,000	$5,440	-	$-	13,190,840	$(14,539,195)

Issuance of shares for
services rendered	22,406	22	-	-	-	-	-	-	-	-	-	-	-	-	14,252,173	-
Shares purchased and canceled	(4)	-													(4,167)	-
Issuance of shares for cancelation
of legal and accounting fees payable	250	-	-	-	-	-	-	-	-	-	-	-	-	-	64,467	-
Exercise of Warrants	11	-	-	-	-	-	-	-	-	-	-	-	-	-	4,550
Shares issued in exchange for shares in
Langely Park Investments PLC	28,889	29	-	-	-	-	-	-	-	-	-	-	-	-	12,973,484	-
Benificial conversion feature
of convertible debenture	-	-	-	-	-	-	-	-	-	-	-		-		1,125,000

See accompanying notes and independent accountants' report.

Shares issued for cash	4,025	4	-	-	-	-	-	-	-	-	-	-	-	-	207,471	-
Offering costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(13,713)	-
Exchange of Class A Common
shares for Class C Preferred shares	9	-	-	-	-	-	-	-	(2,700)	(3)	-	-	-	-	3	-
Exchange of Class A Common
shares for Class D Preferred shares	11,733	12	-	-	-	-	-	-	-	-	(3,520,000)	(3,520)	-	-	3,508	-
Net (loss) for the year
ended December 31, 2004	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(25,495,291)

Balance - December 31, 2004	288,947	288	600,000	$600	337	-	-	-	1,517	1	1,920,000	1,920	-	-	41,803,616	(40,034,486)

Issuance of shares for
services rendered	111,913	112	-	-	-	-	-	-	-	-	-	-	-	-	4,105,322	-
Exercise of Options	333	-	-	-	-	-	-	-	-	-	-	-	-	-	2,100	-
Shares issued in exchange for shares in		-	-	-	-	-	-	-	-	-	-	-	-	-		-
Birchington Investments PLC	39,500	40	-	-	-	-	-	-	-	-	-	-	-	-	3,582,560	-
Shares issued to University of Pennslvania
pursuant to agreement modification	15,173	15	-	-	-	-	-	-	-	-	-	-	-	-	5,963,105	-
Shares issued in connection with
Birchington stock acquisition	3,950	4	-	-	-	-	-	-	-	-	-	-	-	-	(4)	-
Shares issued for cash	7,329	7	-	-	-	-	-	-	-	-	-	-	-	-	313,132	-
Offering costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(19,140)	-
Shares issued on conversion of Class D
Preferred Shares	1,667	2	-	-	-	-	-	-	-	-	(500,000)	(500)	-	-	-
Elimination of discount on converted Class D
Preferred Shares	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,125,000)	-
Net (loss) for the year
ended December 31, 2005	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(21,893,236)

	468,813	468	$600,000	$600	$337	$-	$-	$-	$1,517	$1	$1,420,000	$1,420	-	$-	54,625,691	$(61,927,722)

Issuance of shares for
services rendered	35,199,295	35,200	-	-	-	-	-	-	-	-	-	-	-	-	126,163,933	-
Shares issued in exchange for Notes	21,500	22	-	-	-	-	-	-	-	-	-	-	-	-	257,978	-
Shares issued Beck settlement	3,416	3	-	-	-	-	-	-	-	-	-	-	-	-	173,063	-
Shares issued in cancellation of royalty
obligation	3,333	3	-	-	-	-	-	-	-	-	-	-	-	-	39,997	-
Shares issued in cancellation of indebtedness	208,333	208	-	-	-	-	-	-	-	-	-	-	-	-	119,792	-
Shares issued for cash	49,689	50	-	-	-	-	-	-	-	-	-	-	-	-	379,646	-
Shares subscribed	83,333	83	-	-	-	-	-	-	-	-	-	-	-	-	1,649,517
Shares returned in cancellation of note payable	(6,300)	(6)	-	-	-	-	-	-	-	-	-	-	-	-	(62,575)
Shares issued in connection with various
private offerings	19,693	20	-	-	-	-	-	-	-	-	-	-	-	-	384,796
Offering costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(410,952)	-
Shares issued for Class D Preferred shares	4,733	5	-	-	-	-	-	-	-	-	(1,420,000)	(1,420)	-	-	1,415	-
Shares purchased for cancellation	(929)	(1)	-	-	-	-	-	-	-	-	-	-	-	-	(45,642)	-
Shares issued in acquisition of Monitoring	119,164	119	-	-	-	-	-	-	-	-	-	-	-	-	2,502,326	-
Shares issued to Utek per agreement	6,245,664	6,246	-	-	-	-	-	-	-	-	-	-	-	-	(6,246)	-
Shares issued to Birchington per agreement	5,850	6	-	-	-	-	-	-	-	-	-	-	-	-	(6)
Shares issued to Officer pursuant to
settlement and employment agreement	30,000,000	30,000	-	-	-	-	-	-	-	-	-	-	-	-	(30,000)
Recognized officer's stock based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,575,342
Benificial conversion feature
of convertible debenture	-	-	-	-	-	-	-	-	-	-	-	-	-	-	450,697
Recognized derivative liability	-	-	-	-	-	-	-	-	-	-	-	-	-	-	419,445
Net (loss) for the year			-	-	-	-	-	-	-	-	-	-	-	-	-
ended December 31, 2006		-	-	-	-	-	-	-	-	-	-	-	-	-	-	(177,884,101)
	72,425,587	72,426	600,000	600	337	-	-	-	1,517	1	-	-	-	-	193,188,217	(239,811,823)

Shares issued for cash	12,686,300	12,686	-	-	-	-	-	-	-	-	-	-	-	-	8,712,410	-
Preferred shares issued in acquisition of
subsidiaries	-	-	-	-	-	-	-	-	-	-	-	-	55,000	55	1,072,445	-
Common shares issued in acqusistion of
subsidiaries	15,412,500	15,413	-	-	-	-	-	-	-	-	-	-	-	-	18,866,963	-
Common shares issued in purchase of
shares in Rocket City Automotive	10,000,000	10,000	-	-	-	-	-	-	-	-	-	-	-	-	13,822,000	-
Shares issued in connection with various
private offerings	1,570,000	1,570	-	-	-	-	-	-	-	-	-	-	-	-	1,812,641	-
Shares issued pursuant to anti-dilution provisions	2,583,456	2,583	-	-	-	-	-	-	-	-	-	-	-	-	(2,583)	-

See accompanying notes and independent accountants' report.

Shares cancelled and returned to treasury	(418,114)	(418)	-	-	-	-	-	-	-	-	-	-	-	-	418	-
Shares issued for services	12,037,724	12,038	-	-	-	-	-	-	-	-	-	-	-	-	16,183,251	-
Shares returned in cancellation of note payable	10,050,000	10,050	-	-	-	-	-	-	-	-	-	-	-	-	994,950	-
Offering costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,861,793)	-
Reduction on contigient liability on settlement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	501,412	-
Return of shares in recission of purchase of
Rocket City Automotive shares	(10,000,000)	(10,000)	-	-	-	-	-	-	-	-	-	-	-	-	(6,990,000)	-
Recognized officer's stock based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	60,048,000	-
Net (loss) for the year
ended December 31, 2007	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(73,396,579)
	126,347,453	$126,348	600,000	$600	337	$-	-	$-	1,517	$1	-	$-	55,000	$55	$301,348,331	(313,208,402)

See accompanying notes and independent accountants' report.

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From October 21, 1983
	For the Year Ended		(Inception)
	December		through
	2006	2007	December 31, 2007
	(Restated)

Cash flows from operating activities:
Net loss	$(177,884,101)	$(73,396,579)	$(313,208,402)
Adjustments to reconcile net loss to net cash used in
in operating activities:
Gain on modification of convertible debt	(1,033,479)	-	(586,245)
Impairment loss	1,913,445	19,257,375	21,391,528
Loss on charge off of subscription receivables	1,346,010		1,368,555
Issuance of common stock for services	126,199,122	16,195,289	206,484,840
Increase in debt for services and fees	462,826	3,993,799	4,456,625
Officer's stock based compensation	6,575,342	60,000,000	66,575,342
Issuance of common stock for modification of
research and development sponsorship agreement		-	7,738,400
Change in fair value of derivative and warrant liabilities		(34,962,617)	(41,351,889)
Net realized and unrealized loss on marketable securities	3,798,516	3,986,200	7,895,705
Other-than-temporary impairment of marketable
securities available for sale	-		9,785,946
Legal fees incurred for note payable			1,456,142
Accrued interest expense added to principal	615,988	328,891	1,495,005
Amortization of discount on convertible debentures	968,716	2,041,213	10,106,277
Change in fair value of investments derivative liability	33,780,874	-	3,223,323
Accrued interest income added to principal	(22,559)	(1,177)	(304,998)
Depreciation and amortization	8,219	7,581	227,784
Other non-cash adjustments	66,341	-	(114,730)
(Increase) decrease in trade receivables	(45,883)	8,046	(158,989)
(Increase) decrease in inventories	-	(62,216)	(62,216)
(Increase) decrease in prepaid expenses and other			-
current assets	273,591	9,225	242,573
Increase in deposits			(2,348)
(Decrease) increase in accounts payable and accrued			-
expenses	1,197,776	(69,660)	2,508,896

Net cash used in operating activities	(1,779,256)	(2,664,630)	(10,832,876)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	242,506	137,174	3,458,476
Purchase of marketable securities	(7,307)	(302,038)	(2,206,379)
Investment in certificate of deposits and commerical paper	-	(1,400,000)	(1,400,000)
Redemptions of certificate of deposits and commercial paper	-	400,000	400,000
Payment received on officer loans	(5,000)	-	876,255
Funds advanced to officers	-	-	(549,379)
Proceeds received in acquisition of consolidated subsidiaries		600,000	600,000
Purchase of property and equipment	(2,827)	(83,679)	(356,252)
Investment in joint ventures	-	-	(102,069)
Proceeds from foreclosure	-	-	44,450
Proceeds from the sale of property and equipment	9,000	-	19,250
Payment for license agreement	-	-	(6,250)

Net cash provided by investing activities	236,372	(648,543)	778,102

Continued .. . .

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From October 21, 1983
	For the Year Ended		(Inception)
	December		through
	2006	2007	December 31, 2007
	(Restated)

Cash flow from financing activities:
Proceeds from the sale of common stock and warrants	$1,680,553	$4,566,631	$9,445,953
Proceeds from convertible debentures and other
notes payable	50,000	200,000	2,047,766
Proceeds from the sale of preferred stock	-	-	473,005
Costs incurred in offerings	(22,530)	(643,591)	(1,130,932)
Capital contributions	-	-	301,068
Purchase of treasury stock	(33,188)	(79,452)	(167,375)
Principal reduction on notes payable	(50,000)	(50,000)	(100,000)
Payment on proposed reorganization	-	-	(5,000)

Net cash provided by financing activities	1,624,835	3,993,588	10,864,485

Net change in cash and cash equivalents	81,951	680,415	809,711

Cash and cash equivalents, beginning of period	47,345	129,296	-

Cash and cash equivalents, end of period	$129,296	$809,711	$809,711

Supplemental disclosure of cash flow information:
Interest paid during the period	$2,669	$3,838
Income taxes paid during the period	$800	$800

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

During 2007, the Company issued 10,000,000 shares its common stock in exchange for 3,000,000 shares in a company whose shares are traded on the OTO exchange. pink sheets). The Company valued the shares received at $10,986,000. In October2007, the Company and the other party to the share exchange decided to return the shares received. The Company received the 10,000,000 shares it orignally issued and cancelled them.
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

During 2007, the Company acquired all of the outstanding shares of Bridge Concept Inc, a corporation wholy owned by to its chief engineer.
In consideration for the shares received in Bridge, the Company issued 1,500,000 of its common stock and $37,500 which was paid in
October 2007. The Company treated the acqusition as a related party transaction and valued the entire acquisition at $39,000. The $39,000 was assigned to the intellectial property of Bridge which was charged off to operations as being impaired.

During 2007, the Company issued 2,583,456 shares of its common stock pursuant to anti-dilution provisions in two agreements.

2006

In November 2006, the Company authorized a 1 for 300 reverse stock split. All issuances of shares have been restated to reflect the impact of reverse stock split.

During 2006, the Company issued 35,190,742 shares of its Class A common stock for consulting services valued at $126,199,125

During 2006, the Company issued 3,416 shares of its Class A common stock in connection with a legal settlment. The shares were valued at $173,066.

During 2006. the Company issued 4,733 shares of its Class A common stock through the conversion of 1,420,000 shares of
Class D preferred stock.

In 2006, the Company issued 12,000,0000 Class A common shares in connection with proposed financing. In addition 10,000,000 shares were placed in escrow pursuant ot the Beck Settlement agreement. In addiiton, the Company issued 40,000,000 shares to current shareholders for services rendered, of the 40,000,000 shares, 5,358,689 shares were not issued, but held by the Company at December 31, 2006. These 27,358,689 share are considered issued, but not outstading as of December 31, 2006.

Duirng 2006, the Company issued 229,833 shares in exchange for the cancellation for $378,000 of indebtedness.

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

During 2006, certain shareholders returned to the Company 12,967 shares of its common stock which was subsequently canceled.

See report of independent registered public accounting firm
and accompanying notes to the consolidated financial statements.

Duirng 2006 the Company issued 6,245,664 shares pursuant to antidilution provisions of various agreements.

During 2006, the Company issued 5,850 shares to Birchington pursuant to the downside price protection provision of the exchange agreement.

During 2006, the Company issued 30,000,000 shares of its common stock to its President pursuant to an employment agreement. The shares vest over a 3 year period. For the year ended December 31, 2006,
$6,575,342 was recognized as compenastion and charged to operations.

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

Going Concern

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (October 21, 1983).  In addition, the Company has used substantial amounts of working capital in its operations.  Further, at December 31, 2007, deficit accumulated during the development stage amounted to approximately $  313,208,402.

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

Restatement of Financial Statements

In valuing previous period’s non-cash security transactions, the Company utilized discounts to the respective share’s trading prices which it has determined are without foundation. In addition, the Company has also adjusted its derivative liabilities to fair value.  Therefore, it has restated its 2005 and 2006 financial statements eliminating all discounts. The net effect of the restatements was to increase is accumulated deficit at December 31, 2006 from $72,358,976 to $239,811,823 (See Note 13).

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2007 and 2006

Recent Accounting Pronouncement

SFAS No. 159 - In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date). The Company has evaluated the impact of the implementation of SFAS No. 159 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

SFAS No. 141 (revised 2007) – In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations. This statement replaces FASB Statement No. 141 Business Combinations.  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2007 and 2006

the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential effect of SFAS 141 (revised 2007) on its financial statements.

SFAS No. 160 – In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require 1) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, 2) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, 3) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, 4) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, and 5) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is currently assessing the potential effect of SFAS 160 on its financial statements.

SFAS No. 161 - In December 2007, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2007 and 2006

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104.  As such, the Company recognizes revenue on its bridge inspections when the inspection is completed and the required inspection report is provided to the client.

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

Investments as of December 31, 2007 are as follows:

	Adjusted Cost	Unrealized Loss	Fair Value
Marketable trading securities	$300,000	-	$300,000
Non-marketable securities – Birchington	$-	-	$-

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

NOTE 4 - INVENTORIES
Inventories at December 31, 2007 consist of the following:

Finished goods	$62,216
$62,216

Inventories consist of sensors and other parts used in the Company’s bridge testing operations.

NOTE 5 – PROPERTY AND EQUIPMENT

	2006	2007
Office and computer equipment	$27,645	$27,645
Manufacturing equipment	129,676	213,354
	157,321	240,999
Less accumulated depreciation	(151,950)	(158,453)
	$5,371	$82,546

Depreciation charged to operations was $6,363 and $6,505, for 2006, and 2007, respectively.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2007 and 2006

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of the following at December 31:

	Period of
	Amortization	2006	2007

Patent costs	17 years	$28,494	$28,494
License agreement (see Note 7)	17 years	6,250	6,250
Website	5 years	5,200	5,200
		39,944	39,944
Less accumulated amortization		(36,028)	(37,104)
		$3,916	$2,840

Amortization charged to operations for 2006 and 2007 was $1,856, and $1,076, respectively.

Estimated amortization expense for remaining life of the intangibles is as follows:

2008	$1,076
2009	$1,076
2010	$ 688

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

In August 2005, the parties entered into an agreement (the “Workout Agreement”) that again modified the terms of the Company’s obligation under the sponsorship agreement.  Pursuant to the Workout Agreement, retroactive to January 1, 2005, interest will be charged only on the December 31, 2004 balance of $760,831 (“Remaining Obligation”) at a monthly rate of 0.5% simple interest.  The Company is obligated to pay $25,000 annually due on the anniversary date of the Workout Agreement.  Further, the Company is also obligated to pay within ten days following the filing of the Company’s Forms 10-QSB or 10-KSB an amount equal to 10% of the Company’s operating income (as defined) as reflected in the quarterly and annual filings.  Under the revised terms of the Workout Agreement, the Company’s CEO’s annual cash salary is capped at $250,000.  The Company agreed to pay the University an amount equal to any cash salary paid to  its CEO in excess of the $250,000, which will be credited against the Remaining Obligation.  In accordance with the terms of the Workout Agreement, the Company issued 15,173 ( post split) shares of its common stock to the University in September 2005, representing 5.25% of the Company’s outstanding shares as of the date of the Workout Agreement.  The University cannot sell the shares for 18 months.  The Company valued the shares at $5,963,120, which was charged to operations as other expense as a modification of its research and development sponsorship agreement.

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2007 and 2006

The Company’s CEO entered into a voting agreement and irrevocable proxy, which provides that as of September 23, 2006, if an event of default (as defined in the Debentures) continues for a period of not more than 30 days, all Class B common stock which  the CEO owns of record, or becomes the owner of record in the future will be voted in accordance with the direction of a third party named in the Debentures (an affiliate of Palisades) or his designated successor.  This loss of  the CEO’s voting rights would affect a change in the voting control of the Company.

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

On October 27, 2006, the Company entered into a series of agreements with Palisades, whereby the Company extended the due date on over $2,100,000 (including accrued interest) in debentures for two years from December 31, 2006 to December 31, 2008.  Pursuant to the terms of a settlement agreement and general release, the Company agreed to:

1.	Release each of the debenture holders from all liability arising prior to October 27, 2006;
2.	Effectuate a 1-for-300 reverse stock split of the Company’s Class A common stock;
3.	Issue warrants to purchase an aggregate of 35,000,000 post-split shares of the Company’s Class A common stock at an exercise price of $0.001 per share;
4.
Issue up to 30,000,000 post-split shares of the Company’s Class A common stock to the Company’s CEO, as consideration for the receipt of a general release from him and execution of a new employment agreement (Note 12);

5.	Issue up to 40,000,000 post-split shares of the Company’s Class A common stock to certain third-parties designated by the Company’s CEO; and
6.	Execute an amendment to each of the outstanding debentures held by the debenture holders to:

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2007 and 2006

o	Extend the due date to December 31, 2008,
o	Increase the principal balance by 15%,
o	Maintain the conversion price at the lower of $0.10 or 50% of the market price after the reverse stock split,
o	Limit the number of shares the Company can issue pursuant to a registration statement on Form S-8,
o	Eliminate the 75-day waiting requirement between the time the Company receives a notice of conversion and the time the Company must deliver the applicable shares,
o	Confirm that a default under one of the debentures will be considered a default under all of them,
o	Deposit 9.9% of the Company’s issued and outstanding stock with an escrow agent to deliver upon a conversion by the debenture holders, and to maintain that balance with the escrow agent,
o	Limit the conversion so that no holder may own more that 4.99% of the Company’s outstanding Class A common stock at any one time, and
o	Add $60,000 to the principal balance owed.

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

On October 1, 2007, the Company issued 400,000 shares of its common stock to an employee. The shares vest over three years and were valued at $288,000. The Company charged the $288,000 to operations over the three year vesting period. On October 2, 2007, the Company issued 76,300 shares of its common stock to a consultant for services valued at $51,121.On October 4, 2007, certain shareholders returned 18,114 shares of the Company’s common stock which were subsequently cancelled. On October 12, 2007, the Rocket City Automotive returned the 10,000,000 shares of the Company’s common stock which was subsequently cancelled. On December 6, 2007, the Company issued 62,500 shares of its common stock in connection with a private offering. The 62,500 shares were valued at $26,250 which was charged against

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2007 and 2006

the proceeds received. On December 10, 2007, the Company issued 250,000 shares to one of its advisors for services valued at $155,000. On December 12, 2007, the Company issued 200,000,000 shares in its name for future financing. On December 27, 2007, the Company issued 231,207 shares of its common stock to Mr. Beck pursuant to the anti-dilution provision of his settlement agreement with the Company.

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

On October 11, 2006, the Company issued 600 shares of its common stock to a consultant for services rendered in connection with the public relations valued at $7,380. On October 18, 2006, the Company issued 3,333 shares of its common stock to a consultant for services rendered valued at $37,000. On October 18, 2006, the Company issued 67 shares of its common stock for accounting services valued at $740. On November 6, 2006, the Company cancelled 467 shares

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2007 and 2006

held in treasury. On November 7, 2006, the Company issued 3,333 shares for services rendered in connection with the development of its technologies valued at $50,000. Also on November 7, 2006, the Company issued a total of 5,667 shares of its common stock to three attorneys for legal services valued at $78,200. On November 14, 2006, the Company’s  CEO returned 6,300 shares of the Company’s common stock in exchange for the cancellation of $62,077 of debt which he owed the Company. The Company recognized a loss of $25,537 on this transaction. On November 16, 2006, the Company issued 200,000 shares of its common stock in exchange for a $20,000 reduction on the amounts due on certain convertible debentures.  On November 16, 2006, the Company issued 5,000 shares of its common stock for services rendered in connection with the development of its technologies valued at $37,500. On November 20, 2006, the Company issued 5,000 shares of its common stock for services rendered in connection with the development of its technologies valued at $37,500. On November 21, 2008, the Company issued 30,000,000 shares of its common stock to its  CEO pursuant to an employment agreement. The shares were issued pursuant to a three year vesting schedule and were valued at $180,000,000 which is being charged to operations pro rata over the three year period. On November 28, 2006, the Company issued 100,000 shares of its common stock for services rendered valued at $599,000. On November 29, 2006, the Company issued 10,000 shares of its common stock for services rendered valued at $60,000. On December 5, 2006, the Company issued 5,000 shares of its common stock for services rendered valued at $30,500.  On December 11, 2006, the Company issued 10.000 shares of its common stock for services rendered in connection with the development of its technologies valued at $51,000. On December 11, 2006, the Company issued 3.000 shares of its common stock for legal services valued at $15,300. On December 12, 2006, the Company issued 7,500 shares of its common stock for legal services valued at $40,500. On December 21, 2006, the Company issued 2,000 shares of its common stock for legal services valued at $10,000. On December 21, 2006, the Company issued 10,000 shares of its common stock for consulting services valued at $50,000 On December 22, 2006, the Company issued 10,000 shares of its common stock for legal services  valued at $50,000. On December 27, 2006, the Company issued 34,641,311 shares of its common stock to various consultants valued at $121,244,589. On December 28, 2006, the Company issued 300,000 shares to a consultant for services rendered valued at $1,080,000. On December 28, 2006, the Company issued 6,245,070 shares pursuant to the anti-dilution provisions in the “Monitoring” purchase agreement.  The shares were valued at par.

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

2005

Net loss – as originally reported	$(20,749,260)
Prior period adjustments:
Adjust non-cash compensation	1,075,850	(1)
Adjust derivative and warrant liability to market	(2,219,826	) (2)

Retained deficit – restated	$(21,893,236)

Basic and dilutive loss per share
As originally reported	$(60.13)

As restated	$(63.44)

2006

Net loss as originally reported	$(11,575,230)
Adjust non-cash compensation to market	(125,956,640	) (1)
Adjust derivative and warrant liability to market	(40,352,231	) (2)

Net loss – restated	$(177,884,101)

Basic and dilutive loss per share
As originally reported	$(10.45)

As restated	$(40.10)

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2007 and 2006

NOTE 14 - SUBSEQUENT EVENTS

On January 9, 2008, the Company issued 15,413 shares of its common stock in exchange for the cancelation of $5,000 of indebtedness.

On January 9, 2008, The Company issued 425,000 shares of common stock to one individual in exchange for consulting services valued at $187,000.

On January 14, 2008, The Company issued a total of 7,000,000 shares of common stock to two entities for investor relations services valued at $3,150,000.

On January 16, 2008, the Company issued 45,900 shares of its common stock in exchange for the cancelation of $15,000 of indebtedness.

On January 17, 2008, the Company issued 4,000,000 shares of its common stock in exchange for the cancelation of $400,000 of indebtedness.

On January 22, 2008, the Company issued 61,200 shares of its common stock in exchange for the cancelation of $400,000 of indebtedness.

On January 24, 2008, the Company issued 107,900 shares of its common stock in exchange for the cancelation of $51,131 of indebtedness.

On January 30, 2008, the Company issued 378,491 shares of its common stock to Mr. Stephen pursuant to the anti-dilution provision of a settlement agreement.

On February 19, 2008, The Company issued 200,000 shares of common stock to one individual in exchange for services valued at $51,000.

On February 25, 2008, The Company issued 150,000 shares of common stock to one individual in exchange for consulting services valued at $44,.000

On February 25, 2008, The Company issued 150,000 shares of common stock to one individual in exchange for consulting services valued at $34,500.

On February 27, 2008, The Company issued 25,000 shares of common stock to one individual in exchange for consulting services valued at $5,625.

On January 22, 2008, the Company issued 61,200 shares of its common stock in exchange for the cancelation of $400,000 of indebtedness.

On March 26, 2008, the Company issued to Palisades the 34,500,000 shares which were held in escrow. The Company valued the 34,500,000 shares at $1,151,900 and charged this amount against its derivative warrant liability.

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

In addition, the Board of Directors authorized a stock option plan for its employees, directors, and consultants. The Company reserved 100,000,000 shares of its Class A common shares to be issued under the plan. Shares under the plan will be issued at the trading price on date of grant. In April 2008, the Company granted Mr. Bernstein under the plan options to purchase 30,000,000 shares of the Company’s Class A common stock at a price of $.04 per share.

In April 2008, the holder of 1,300 shares of Class E Convertible Preferred Shares elected to convert the shares into 1,039,746 shares of the Company’s common stock.

In April 2008, the Company issued 2,000,000 shares of its Class A common stock to its President under its 2008 stock option plan.

In April 2008, the Company issued 77,600 shares of its Class A common stock in exchange for $18,624.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2007 and 2006

Analysis of corrections:

 1)     Schedule of corrections to non-cash compensation:

			Compensation Expense			Market Value Per Share
			As	As Orignally		As	As Orignally	Change		Analysis of
	Common Share Issuance		Restated	Stated	Change	Restated	Stated	Amount	%	Correction
	Pre-Split	Post- Split
2/7/2005	200,000	667	$370,000	$277,500	$92,500	$1.85	$1.39	0.46	0.25	H
2/7/2005	200,000	667	370,000	$277,500	92,500	$1.85	$1.39	0.46	0.25	H
3/11/2005	75,000	250	112,500	$90,000	22,500	$1.50	$1.20	0.30	0.20	A
3/24/2005	500,000	1,667	725,000	$580,000	145,000	$1.45	$1.16	0.29	0.20	A
4/4/2005	5,000	17	7,250	$4,800	2,450	$1.45	$0.96	0.49	0.34	I
4/13/2005	50,000	167	67,500	$54,000	13,500	$1.35	$1.08	0.27	0.20	A
4/20/2005	10,000	33	13,000	$11,700	1,300	$1.30	$1.17	0.13	0.10	I
4/26/2005	125,000	417	162,500	$130,000	32,500	$1.30	$1.04	0.26	0.20	A
8/3/2005	250,000	833	500,000	$525,000	(25,000)	$2.00	$2.10	(0.10)	(0.05)	J
9/14/2005	4,552,000	15,173	5,963,120	$7,738,400	(1,775,280)	$1.31	$1.70	(0.39)	(0.30)	K
9/26/2005	500,000	1,667	750,000	$600,000	150,000	$1.50	$1.20	0.30	0.20	A
9/26/2005	200,000	667	300,000	$240,000	60,000	$1.50	$1.20	0.30	0.20	A
9/26/2005	200,000	667	300,000	$240,000	60,000	$1.50	$1.20	0.30	0.20	A

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2007 and 2006

10/27/2005	410,000	1,367	164,000	$123,000	41,000	$0.40	$0.30	0.10	0.25	J
10/28/2005	86,000	287	45,580	$34,400	11,180	$0.53	$0.40	0.13	0.25	J
	7,363,000	24,546	$9,850,450	$10,926,300	$(1,075,850)

1/10/2006	475,000	1,583	$95,000	$76,000	$19,000	$0.20	$0.16	0.04	0.20	A
1/25/2006	4,000,000	13,333	600,000	512,000	88,000	$0.15	$0.13	0.02	0.15	B
2/1/2006	1,000,000	3,333	150,000	120,000	30,000	$0.15	$0.12	0.03	0.20	A
2/8/2006	500,000	1,667	45,000	36,000	9,000	$0.09	$0.07	0.02	0.20	A
2/8/2006	600,000	2,000	90,000	72,000	18,000	$0.15	$0.12	0.03	0.20	A
2/22/2006	50,000	167	7,000	5,600	1,400	$0.14	$0.11	0.03	0.20	A
2/23/2006	200,000	667	26,000	20,800	5,200	$0.13	$0.10	0.03	0.20	A
2/24/2006	500,000	1,667	75,000	52,000	23,000	$0.15	$0.10	0.05	0.31	C
3/1/2006	50,000	167	7,000	5,600	1,400	$0.14	$0.11	0.03	0.20	A
3/14/2006	3,900,000	13,000	429,000	343,200	85,800	$0.11	$0.09	0.02	0.20	A
3/23/2006	2,000,000	6,667	420,000	336,000	84,000	$0.21	$0.17	0.04	0.20	A
5/9/06	250,000	833	62,500	50,000	12,500	$0.25	$0.20	0.05	0.20	A
11/28/2006	50,000	50,000		239,600	(239,600)	$-	$4.79	(4.79)		D
11/28/2006	50,000	50,000		239,600	(239,600)	$-	$4.79	(4.79)		D
11/14/2006	(6,300)	(6,300)	(62,581)	(36,540)	(26,041)	$9.93	$5.80	4.13	0.42	E

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2007 and 2006

12/27/2006	34,641,311	34,641,311		121,244,589	1,668,000	119,576,589	$3.50	$0.05	3.45	0.99	F
12/31/2006		-	**	6,575,342	67,350	6,507,992			-		G
		34,780,095		$129,763,850	$3,807,210	$125,956,640

**	Bernstein compensation on 30,000,000 shares. Charged to operations over 3 year vesting period

A	Originally discounted due to 2 yr lock up
B	Originally discount due to 2 yr lock up and error in valuing by $.01per share
C	Originally discounted due to 2 yr lock up and error in valuing by $.02 per share
D	3 year vesting - required charge to expense over vesting period
E	Error in charging off total balance due
F	95% discount as originally stated
G	Originally valued at $0.05 per share, actual value $3.5 per share
H	Originally discounted due to 30 month lock up
I	Originally discounted due to 1 year lock up
J	Error in original pricing
K	Error in original pricing,, and 15% discount

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2007 and 2006

2) Change in derivative and warrant liabilities

		As originally	Change
	As Restated	reported	Amount
2005
	$(2,805,561)	$(585,735)	$(2,219,826)

2006	$(33,780,874)	$6,571,357	$(40,352,231)