Form 10-Q
period 2008-06-30
MATERIAL TECHNOLOGIES INC /CA/
filed 2008-08-19
CIK 1036668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-23617

Material Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of
incorporation or organization)

95-4622822
(I.R.S. Employer
Identification No.)

11661 San Vicente Boulevard, Suite 707, Los Angeles, CA 90049
(Address of principal executive offices)

(310) 208-5589
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of large accelerated filer,” accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of August 15, 2008, there were 185,736,018 shares of our Class A common stock issued and outstanding.

MATERIAL TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET

June 30,
2008
(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$530,045
Inventories	148,964
Prepaid expenses and other current assets	62,941

Total current assets	741,950

Property and equipment, net	89,632
Intangible assets, net	2,302
Deposit	2,348

$836,232

Continued .. . .

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET - Continued

June 30,
2008
(Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$470,017
Current portion of research and development sponsorship payable	25,000
Notes payable	67,573
Convertible debentures and accrued interest payable, net of discount	3,323,466
Total current liabilities	3,886,056

Accrued legal settlement	250,000
Research and development sponsorship payable, net of current portion	784,100
Convertible debentures and accrued interest payable, net of discount	29,024
Notes payable, long-term	222,110
Derivative and warrant liabilities	6,439,158
7,724,392

Total liabilities	11,610,448

Minority interest in consolidated subsidiary	825

Commitments and contingencies

Stockholders' deficit:
Class A preferred stock, $0.001 par value, liquidation preference of $720 per share; 350,000 shares authorized; 337 shares issued
and outstanding as of June 30, 2008	-
Class B preferred stock, $0.001 par value, liquidation preference of
$10,000 per share; 15 shares authorized; none issued and
outstanding as of June 30, 2008	-
Class C preferred stock, $0.001 par value, liquidation preference of
$0.001 per share; 25,000,000 shares authorized; 1,517 shares issued
and outstanding as of June 30,2008	1
Class D preferred stock, $0.001 par value, liquidation preference of
$0.001 per share; 20,000,000 shares authorized; none shares issued
and outstanding as of June 30,2008	-
Class E convertible preferred stock, $0.001 par value, no liquidation preference; 60,000 shares authorized; 53,700 shares issued and
outstanding as of June 30,2008	54
Class A Common Stock, $0.001 par value, 600,000,000 shares
authorized; 168,499,167 shares issued and 149,330,402 shares outstanding
at June 30,2008	149,330
Class B Common Stock, $0.001 par value, 600,000 shares authorized,
issued and outstanding as of June 30,2008	600
Warrants subscribed	10,000
Additional paid-in-capital	326,755,678
Deficit accumulated during the development stage	(337,594,305)
Treasury stock (292,977 shares at cost at June 30,2008)	(96,399)

Total stockholders' deficit	(10,775,041)

$836,232

See accompanying notes to the condensed consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					From October 21, 1983
	For the Three Months Ended		For the Six Months Ended		(Inception)
	June 30,		June 30,		through
	2007	2008	2007	2008	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated)		(Restated)

Revenues:
Research and development	$-	$-	$-	$-	$5,392,085
Revenue from bridge testing	22,778		66,745	1,090	319,714
Other	-	-	-	-	274,125

Total revenues	22,778	-	66,745	1,090	5,985,924

Costs and expenses:
Research and development	3,294,575	150,847	3,512,076	309,840	20,872,829
General and administrative	41,016,474	5,517,443	62,475,638	25,845,768	329,341,009
Modification of research and
development sponsorship agreement	-	-	-	-	5,963,120
Loss on settlement of lawsuits	-	-	-	-	1,267,244

Total costs and expenses	44,311,049	5,668,290	65,987,714	26,155,608	357,444,202

Loss from operations	(44,288,271)	(5,668,290)	(65,920,969)	(26,154,518)	(351,458,278)

Other income (expense):
Gain on modification of convertible debt	-	-	-	-	586,245
Loss on subcription receivables					(1,368,555)
Interest expense	(612,416)	(397,973)	(1,590,651)	(768,964)	(12,509,157)
Other-than-temporary impairment of marketable
securities available for sale		-			(9,785,947)
Net unrealized and realized loss of marketable securities	(8,556,211)		(8,556,219)	(8)	(9,398,226)
Change in fair value of investments derivative liability	-	-	-	-	(210,953)
Change in fair value of derivative and warrant liabilities	6,942,597	(6,036,711)	22,920,017	2,522,864	46,109,953
Interest income	12,594	3,080	15,966	15,523	482,405
Other	-	-	-	-	(25,992)

Other income (expense), net	(2,213,436)	(6,431,604)	12,789,113	1,769,415	13,879,773

Loss before provision for income taxes	(46,501,707)	(12,099,894)	(53,131,856)	(24,385,103)	(337,578,505)

Provision for income taxes	-	-	(800)	(800)	(15,800)

Net loss	$(46,501,707)	$(12,099,894)	$(53,132,656)	$(24,385,903)	$(337,594,305)

Per share data:
Basic and diluted net loss per share	$(0.45)	$(0.08)	$(0.58)	$(0.17)
Weighted average Class A common shares
outstanding - basic and diluted	103,710,307	156,616,668	91,537,571	147,589,164

See accompanying notes to the condensed consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

			From October 21, 1983
	For the Three Months Ended		(Inception)
	June 30,		through
	2007	2008	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated)

Net loss	$(46,501,707)	$(12,099,894)	$(337,594,305)

Other comprehensive loss:
Temporary increase (decrease) in market
value of securities available for sale	-		-
Reclassification to other-than-temporary
impairment of marketable securities
available for sale	-	-	-

	-	-	-

Net comprehensive loss	$(46,501,707)	$(12,099,894)	$(337,594,305)

See accompanying notes to the condensed consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			From October 21, 1983
	For the Six Months Ended		(Inception)
	June 30,		through
	2007	2008	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated)

Cash flows from operating activities:
Net loss	$(53,132,656)	$(24,385,903)	$(337,594,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on modification of convertible debt	-	-	(586,245)
Impairment loss	19,255,875		21,391,528
Loss on charge off of subscription receivables	-		1,368,555
Issuance of common stock for services	15,558,944	3,625,200	210,110,040
Increase in debt for services and fees	-	1,100,000	5,556,625
Officer's stock based compensation	30,000,000	19,885,333	86,460,675
Issuance of common stock for modification of research and development sponsorship agreement	-		7,738,400
Change in fair value of derivative and warrant liabilities			(41,351,889)
Net realized and unrealized loss on marketable securities	8,556,200		7,895,705
Other-than-temporary impairment of marketable securities available for sale	-		9,785,946
Legal fees incurred for note payable			1,456,142
Accrued interest expense added to principal	156,901	135,816	1,630,821
Amortization of discount on convertible debentures	1,431,081	632,615	10,738,892
Change in fair value of investments derivative liability	(22,920,017)	(2,522,865)	700,458
Accrued interest income added to principal	(5,428)	8,836	(296,162)
Depreciation and amortization	1,951	10,621	238,405
Other non-cash adjustments	-		(114,730)
(Increase) decrease in trade receivables	91,787	108,661	(50,328)
(Increase) decrease in inventories	-	(86,748)	(148,964)
(Increase) decrease in prepaid expenses and other current assets	(22,500)	(17,257)	225,316
Increase in deposits	-		(2,348)
(Decrease) increase in accounts payable and accrued expenses	(141,766)	(130,968)	2,377,927

Net cash used in operating activities	(1,169,628)	(1,636,659)	(12,469,536)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	95,006	300,000	3,758,476
Purchase of marketable securities	(302,038)	-	(2,206,379)
Investment in certificate of deposits and commerical paper	(700,177)	(565,000)	(1,965,000)
Maturities of certificate of deposits and commercial paper	-	1,565,000	1,965,000
Payment received on officer loans	-	3,803	880,058
Funds advanced to officers	-	-	(549,379)
Proceeds received in acquisition of consolidated subsidiaries			600,000
Purchase of property and equipment	-	(17,167)	(373,419)
Investment in joint ventures	-	-	(102,069)
Proceeds from foreclosure	-	-	44,450
Proceeds from the sale of property and equipment	-	-	19,250
Payment for license agreement	-	-	(6,250)

Net cash provided by investing activities	(907,209)	1,286,636	2,064,738

Continued .. . .

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

			From October 21, 1983
	For the Six Months Ended		(Inception)
	June 30,		through
	2007	2008	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated)
Cash flow from financing activities:
Proceeds from the sale of common stock and warrants	$2,850,000	$18,624	$9,464,577
Proceeds from convertible debentures and other
notes payable	200,000	55,000	2,102,766
Proceeds from the sale of preferred stock	100,000	-	473,005
Costs incurred in offerings	(773,779)	-	(1,130,932)
Capital contributions	-	-	301,068
Purchase of treasury stock	(17,381)	(3,266)	(170,641)
Principal reduction on notes payable	(26,671)		(100,000)
Payment on proposed reorganization	-	-	(5,000)

Net cash provided by (used in) financing activities	2,332,169	70,358	10,934,843

Net change in cash and cash equivalents	255,332	(279,665)	530,045

Cash and cash equivalents, beginning of period	129,296	809,710	-

Cash and cash equivalents, end of period	$384,628	$530,045	$530,045

Supplemental disclosure of cash flow information:
Interest paid during the period	$2,669	$281
Income taxes paid during the period	$800	$800

Supplemental disclosures of non-cash investing and financing activities:

2008

During the six months ended June 30, 2008, the Company issued 4,229,612 shares of its Class A common shares in the conversion of $491,132 of convertible debt.

During the six months ended June 30, 2008, the Company issued 13,207,500 shares of its Class A common stock for consulting services valued at $3,668,400.

During the six months ended June 30, 2008, the Company issued 378,491 shares of its Class A common stock pursuant to the anti-dilution provisions of a settlement agreement.

During the six months ended June 30, 2008. a former employee returned 450,000 shares of the Company's Class A common stock to treasury which were subsequently cancelled.

During the six months ended June 30, 2008. the Company's president returned 30,000,000 shares of the Company's
Class A common stock to treasury which were subsequently cancelled.

Continued .. . .

During the six months ended June 30, 2008, the Company issued 34,500,000 shares of its Class A common stock in consideration of the exercise of cashless warrants. The Company accrued derivative liability in connection with the granting of the warrants, which had a balance of $1,151,900 on the date of exercise. The liability balance was credited to equity.

During the six months ended June 30, 2008, the Company issued 77,600 shares of its Class A common stock FOR $18,624.

During the six months ended June 30, 2008, the Company issued 1,039,746 shares of the Company's common stock was issued through the conversion of 1,300 shares of the Company's Class E preferred shares.

During the six months ended June 30, 2008, the Company contingent obligation to Mr. Beck under a settlement agreement was reduced to $0, therefore the Company reduced its legal settlement liability by the remaining accrued provision of $230,000, which was credited to equity.

During the six months ended June 30, 2008, the Company obtained $55,000 through the issuance of convertible debt. In connection with this debt, the Company recognized a beneficial conversion feature of $28,140 that was credited to equity.

During the six months ended June 30, 2008, the Company recognized compensation expense of $8,800 on the grant of options to its employees and officers for the purchase of 800.000 shares of Class A common stock. In addition, during the six months the Company granted options to its President for the purchase of 400,000,000 shares of its Class A common stock and granted options to a consultant to purchase 15,390,546 shares of its Class A common stock. The Company recognized a derivative liability of $6,400,000 on the granting of these options.

2007

During the six months ended June 30, 2007, the Company issued 2,838,598 shares of its Class A common stock for consulting services valued at $13,158,944.

During the six months ended June 30, 2007, the Company received $1,000,000 in consideration of issuing 2,500,000 units.
Each unit consists of one share of the Company's Class A common stock and a warrant to purchase one share of the Company's common stock at a price of $.60 per share. In connection with the private offering the Company paid $239,065 in fees and issued warrants to purchase 2,118,334 shares of the Company's common stock at a price of $.60 per share.

During the six months ended June 30, 2007, the Company issued 50,000 shares its Class E Series convertible preferred stock in exchange for receiving all of the outstanding shares of Stress Analysis Technologies, Inc. ("SATI").
The Company valued the acquisition at $19,355,875 of which $19,255,875 was allocated to the acquired license.
Durng the six months ended June 30, 2007, the Company deemed the license to be impaired and charged of the
$19,255,875 to operation. In connection with this transaction, the Company issued an additional 5,000 preferred shares valued at $2,400,000 for fees in connection with the purchase. The $2,400,000 was charged to operations.

During the six months ended June 30, 2007, the Company issued 10,800,000 shares in escrow pursuant to an agreement it has with with its convertible debenture holders. During 2007, 5,800,000 shares of Class A common stock was issued to certain debenture holders in the conversion of $580,000 of indebtedness. In addition, for the redemption of 1,000,000 shares by certain debenture holders, the balance due on the debentures was increased by $600,000.

During the six months ended June 30, 2007, the Company received 50,000 shares of prior issued common stock which was subsequently cancelled.

See accompanying notes to the condensed consolidated financial statements

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and six months ended June 30, 2008 and 2007

NOTE 1 - BASIS OF PRESENTATION

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in Material Technologies, Inc.’s (the "Company") Form 10-KSB for the year ended December 31, 2007.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage and, at June 30, 2008, has an accumulated deficit of $337,594,305, continues to sustain operating losses on a monthly basis, and expects to incur operating losses for the foreseeable future.  Management of the Company will need to raise additional debt and/or equity capital to finance future activities.  However, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations.  In light of these circumstances, substantial doubt exists about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and six months ended June 30, 2008 and 2007

Restatement of Financial Statements

In valuing previous period’s non-cash security transactions, the Company utilized discounts to the respective share’s trading prices which it has determined are without foundation. In addition, the Company has also adjusted its derivative liabilities to fair value.  Therefore, it has restated its June 30, 2007 financial statements eliminating all such discounts. The net effect of the restatements was to increase net loss for the three months and six months ended June 30, 2007 by $23,164,334 and $24,582,155 (See Note 14).

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging.” SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company will adopt SFAS 161 in the first quarter of 2009 and currently expect such adoption to have no impact on its results of operations, financial position, or cash flows.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for Format, Inc. in the first quarter of 2009. The Company presently has no such intangible assets. If and at such time as such assets are acquired, the Company will apply SFAS 160.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will become effective 60 days following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not anticipate the adoption of SFAS 162 to have a material impact on our results of operations, financial position, or cash flows.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and six months ended June 30, 2008 and 2007 earnings allocation in calculating earnings per share under the two-class method described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. EITF 03-6-1 is effective for Format, Inc. in the first quarter of 2009. We are currently assessing the impact of EITF 03-6-1, but do not expect that such adoption will have a material effect on our results of operations, financial position, or cash flows.

NOTE 3 – INVESTMENTS

Commercial Paper

During the six months ended June 30, 2008, the Company received $2,992,952 including accrued interest of $13,521, on maturities of various investments in a bank’s commercial paper. Also during the six months, the Company reinvested $1,580,000. The balance of the Company’s investment in commercial paper at June 30, 2008 was $0.

NOTE 4 - INVENTORIES

Inventories at June 30, 2008 consist of the following:

Finished goods	$142,964

Inventories consist of sensors and other parts used in the Company’s bridge testing operations.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2008 consisted of the following:

Office and computer equipment	$27,645
Manufacturing equipment	230,522
258,167
Less accumulated depreciation	(168,535)
$89,632

Depreciation charged to operations for the three months ended June 30, 2008 and 2007 amount to $5,041 and $707, respectively. Depreciation charged to operations for the six months ended June 30, 2008 and 2007 amount to $10,083 and $1,413, respectively.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and six months ended June 30, 2008 and 2007

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2008:

	Period of Amortization
Patent costs	17 years	$28,494
License agreement (see Note 7)	17 years	6,250
Website	5 years	5,200
		39,944
Less accumulated amortization		(37,642)
		$2,302

Amortization charged to operations for the three months ended June 30, 2008 and 2007 was $269, and $269, respectively.  Amortization charged to operations for the six months ended June 30, 2008 and 2007 was $538, and $538, respectively.

Estimated amortization expense for remaining life of the intangibles is as follows:

2008	$ 538
2009	$1,076
2010	$ 688

NOTE 7 – LICENSE AGREEMENTS

University of Pennsylvania

In 1993, the Company has entered into a license agreement with the University of Pennsylvania (the “University”) for the development and marketing of EFS.

Under the terms of the agreement, the Company issued to the University one share of its common stock, and a 5% royalty on sales of the product.  The Company valued the license agreement at $6,250.  The license terminates upon the expiration of the underlying patents, unless sooner terminated as provided in the agreement.  The Company is amortizing the license over 17 years.

In addition to the license agreement, the Company also agreed, under a modified workout agreement relating to a prior sponsorship agreement, to pay the University, retroactive to January 1, 2005, the balance of $760,831, which accrues interest at a monthly rate of 0.5% simple

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and six months ended June 30, 2008 and 2007 interest.  The Company is obligated to pay $25,000 annually due on the anniversary date of the Workout Agreement.  Further, the Company is also obligated to pay within ten days following the filing of the Company’s Forms 10-QSB or 10-KSB an amount equal to 10% of the Company’s operating income (as defined) as reflected in the quarterly and annual filings.  Under the revised terms of the Workout Agreement, the Company’s CEO’s annual cash salary is capped at $250,000.  The Company agreed to pay the University an amount equal to any cash salary paid to Mr. Bernstein in excess of the $250,000, which will be credited against the balance of the amounts due under the agreement.

Interest expense charged to operations during the three months ended June 30, 2008 and 2007 amounted $9,885 and $10,662, respectively.  Interest expense charged to operations during the six months ended June 30, 2008 and 2007 amounted $19,770 and $15,984, respectively.  The balance of the obligation (including accrued interest) at June 30, 2008 was $809,100 and is reflected in research and development sponsorship payable in the accompanying condensed consolidated balance sheet.  The current portion represents the minimum annual payment under the Workout Agreement, while the remaining balance is reflected as non-current as the Company does not expect to be required to make additional payments during the next twelve months.

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

For the three months and six months ended June 30, 2008 and 2007

The license remains in full force for the life of the last-to-expire patent.  The license can be terminated by the Company by giving 90-day written notice and thereupon stop the manufacturing, use, or sale of any product developed under the license.  In addition, the license terminates if the Company defaults under the royalty provisions of the license or files for bankruptcy protection.

ISIS Innovation Limited (“ISIS”)

In the 2007 acquisition of SATI, the Company acquired a license to develop and market the patented process known as "X-Ray diffraction method." Under the terms of the exclusive license with ISIS Innovation Limited, the licensor was granted back the right to utilize the process on a perpetual, royalty-free basis. The licensee is responsible for all costs associated with maintaining and protecting the patent. In the case of sub-licensees, the Company must pay ISIS 25% of any income, revenue, or other financial consideration received on any sublicense including but not limited to, advance payments, license issue fees, license maintenance fees, and option fees, In addition, a 2.5% royalty on net sales is due with minimum royalties as follows:

Year beginning

January 29, 2010	$21,000
January 29, 2011	$32,000
January 29, 2012	$42,000

Iowa State University Research Foundation (“ISURF”)

In the 2007 acquisition of NATI, the Company acquired a license to develop and market the patented process known as "Nondestructive evaluation and stimulate industrial innovation." Under the terms of the non-exclusive license with ISURF, the Company is required to develop products for sale in the commercial market and to provide ISURF with a development plan and bi-annual development report until the first commercial product sale. The Company has the right to sublicense the patented process to third companies, but is required to pay a royalty fee of 25% of amounts earned by the Company under the sublicenses. For each product sold under the license, the Company is required to pay ISURF a royalty equal to 3% of the selling price with the following minimum royalty payments:

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and six months ended June 30, 2008 and 2007

Year beginning

January 1, 2009	$10,000
January 1, 2010	$20,000
January 1, 2011 and each year thereafter	$30,000

NOTE 8 – NOTES PAYABLE

On May 27, 1994, the Company borrowed $25,000 from a shareholder.  The loan is evidenced by a promissory note bearing interest at 6.5 percent.  The note is secured by the Company’s patents and matured on May 31, 2002.  The loan has not been paid and is now in default.  As additional consideration for the loan, the Company granted to the shareholder a 1% royalty interest in the Fatigue Fuse and a 0.5% royalty interest in EFS (see Note 10).  The balance due on this loan as of June 30, 2008 was $57,573.  Interest charged to operations during the three months ended June 30, 2008 and 2007 was $406 and $406, respectively.  Interest charged to operations during the six months ended June 30, 2008 and 2007 was $811 and $811, respectively.

On April 28, 2003, the Company borrowed $10,000 from an unrelated third party.  The loan is unsecured, non-interest bearing and due on demand.

On March 5, 2007, the Company borrowed $200,000 from a shareholder. The loan is evidenced by an unsecured promissory note which is assessed interest at an annual rate of 8%. The note matures on March 5, 2009 when the principal and accrued interest becomes fully due and payable. The balance of the loan including accrued interest at June 30, 2008 is $222,110.  Interest charged to operations during the three months ended June 30, 2008 and 2007 was $4,343 and $4,012, respectively.  Interest charged to operations during the six months ended June 30, 2008 and 2007 was $8,602 and $5,152, respectively.

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

For the three months and six months ended June 30, 2008 and 2007

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

During the first quarter of 2008, the Company entered into a consulting agreement, whereby in exchange for the agreed upon services, the debt was increased by $1,000.000. In addition, during the first quarter of 2008, the Company issued 4,000,000 shares of its Class A common stock through the conversion of $400,000 of indebtedness.

The balance of the Debenture, including accrued interest, at June 30, 2008 was $3,323,466 (net of unamortized discount of $375,647).  Interest charged to operation in on the face amount of the debentures for the three months ended June 30, 2008 and 2007 was $89,981 and $64,614, respectively.  Interest charged to operation in on the face amount of the debentures for the six months ended June 30, 2008 and 2007 was $161,698 and $101,3024, respectively.  Amortization

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and six months ended June 30, 2008 and 2007 expense of the discount also charged to operations as interest expense for the three months ended June 30, 2008 and 2007 amounted to $291,193 and $528,617, respectively. Amortization expense of the discount also charged to operations as interest expense for the six months ended June 30, 2008 and 2007 amounted to $617,586 and $1,424,414, respectively.

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

In addition, since the convertible debenture is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock.  Therefore, the warrants issued in connection with this transaction are shown as a liability. In March 2008, the Company issued 34,500,000 shares of its Class A common stock pursuant to the exercise of 34,500,000 warrants. The Company reduced its warrant liability by $1,151,900 as of the date of exercise to equity.

At June 30, 2008, the fair value of the remaining outstanding warrants and conversion derivative liabilities were $7,500.

GGI

During the six months ended June 30, 2008, the Company issued 122,512 shares of its Class A common stock through the conversion of the total balance due on the convertible debt amounting to $91,384.  Interest charged to operations relating to this debt during the three months ended June 30, 2008 and 2007 amounted to $0 and $1,185, respectively. Interest charged to operations relating to this debt during the six months ended June 30, 2008 and 2007 amounted to $281 and $2,356, respectively.

In addition, since the Debentures allow the holders to convert the outstanding principal amount into shares of the Company’s common stock at a discount to fair value, the Company recorded the fair value of the conversion feature of $40,000 in 2005. Amortization expense of the discount also charged to operations as interest expense for the three months ended June 30, 2008 and 2007 amounted to $0 and $3,333, respectively.  Amortization expense of the discount also charged to operations as interest expense for the six months ended June 30, 2008 and 2007 amounted to $13,333 and $6,666, respectively.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and six months ended June 30, 2008 and 2007

Mitchell

On April 25, 2008, the Company borrowed $55,000 from an individual in exchange for issuing a convertible promissory note. The note is assessed interest at an annual rate of 4.71%. Principal and accrued interest is fully due and payable on April 25, 2011. Until the note and accrued interest are fully paid, the lender has the right to convert the amount due him into shares of the Company’s Class A common stock equaling 3,5% of the shares outstanding on date of conversion.

As the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate, the convertible debenture must be bifurcated from the debt and shown as a separate derivative liability. The Company recognized a beneficial conversion feature of $28,140 and a derivative liability of $31,658 at June 30, 2008.

Interest charged to operations for the three and six months ended June 30, 2008 amounted to $468. The beneficial conversion feature is treated as a discount against the face amount of the debt and is amortized into interest expense over the term of note. Amortization expense on the discount charged to operations for the three and six months ended June 30, 2008 totaled $1,696.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Royalties

A summary of royalty interests that the Company has granted and are outstanding as of June 30, 2008 follows:

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and six months ended June 30, 2008 and 2007

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

Litigation

In December 2006, the Company entered into a settlement agreement and release agreement, as well as irrevocable escrow instructions, to settle the lawsuit filed on March 8, 2006.  As consideration under the settlement, the Company issued 5,000,000 shares of its common stock to Mr. Beck, with the shares to be held by an escrow agent and distributed to Mr. Beck monthly with a trading limit equal to 8% of the previous month’s trading volume of the Company’s common stock, until Mr. Beck has received a total of $800,000.  As the Company has guaranteed this debt to Mr. Beck in the amount of $800,000, the Company originally recorded a liability for this amount at the time of the settlement.  As Mr. Beck receives proceeds from the sale of his shares in to the market, the Company is reducing its guarantee by that amount.  As of June  30, 2008, the Company’s guarantee to Mr. Beck was $0.

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

For the three months and six months ended June 30, 2008 and 2007

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

NOTE 11 – EMPLOYEE BENEFIT PLAN

On December 14, 2007, the Company adopted a 401k retirement plan for its employees. To be eligible to participate in the plan, an employee must be at least 21 years for age and work for the Company for six consecutive months. Company contributions and employee match are discretionary. During the six months ended June 30, 2008, the Company did not contribute to the plan.

NOTE 12 – STOCKHOLDERS' EQUITY

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

For the three months and six months ended June 30, 2008 and 2007

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

Class D Preferred Stock

Holders of Class D preferred stock have a $0.001 liquidation preference, no voting rights and are junior to holders of all classes of preferred stock but senior to common shareholders in terms of liquidation rights.  Class D preferred stockholders are entitled to dividends as declared by the Company’s Board of Directors, which have not been declared as of June 30, 2008.  Holders of Class D preferred stock have the right to convert their shares to common stock on a 300-to-1 basis. As of June 30, 2008, there were no Class D Preferred shares outstanding.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and six months ended June 30, 2008 and 2007

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

During the six month period ended June 30, 2008, 1,300 shares of Class E convertible preferred stock were converted into 1,039,746 shares of the Company’s Class A common stock.

Class A Common Stock

The holders of the Company's Class A common stock are entitled to one vote per share of common stock held.

During the six months ended June 30, 2008, the Company issued 53,432,949 and cancelled 30,450,000 shares of its common stock.

From time to time, the Company issues its common shares and holds the shares in escrow on behalf of another party until consummation of certain transactions.  The following is a reconciliation of shares issued and outstanding as of June 30, 2008:

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and six months ended June 30, 2008 and 2007

Issued shares	168,499,167
Less shares held in escrow:
Shares issued to the Company and held in escrow	(3,357,397)
Shares held in escrow pursuant to agreement debenture holders	(8,000,000)
Contingent shares held related to the Beck settlement for antidilution purposes (see Note 10)	(7,805,368)
Other	(6,000)
19,168,765)

Outstanding shares (including shares committed)	149,330,402

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

2008

During the six months ended June 30, 2008, the Company issued 53,432,949 shares of its Class A common stock, of which 4,229,612 shares were issued in the conversion of $491,131 of convertible debt, 13,207,500 shares for consulting and other services valued at $3,668,400, 378,491 shares issued pursuant to an anti-dilutive provision of a settlement agreement, valued at par, and 34,500,000 shares issued on the exercise of 34,500,000 warrants. Upon the issuing of the 34.500.000 shares, the Company credited its related derivative warrant liability of $1,151,900 to equity. In addition, during the six-month period, the Company issued 1,039,746 shares of common stock on the conversion of 1,300 shares of Class E preferred shares.

During the six-months ended June 30, 2008, the Company’s CEO returned 30,000,000 shares of common stock for cancellation. Also during the same six-month period, another 450,000 common shares were returned for cancellation.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and six months ended June 30, 2008 and 2007

Stock Options

The Company has the following stock option plans:  The 1998 Stock Plan (“the 1998 Plan”), the 2002 Stock Issuance/Stock Plan (“the 2002 Plan”), the 2003 Stock Option, SAR and Stock Bonus Consultant Plan (“the 2003 Plan”), the 2006 Non-Qualified Stock Grant and Option Plan (the “2006 Plan”), and the 2006/2007 Non-Qualified Stock Grant and Option Plan (the “2006/2007 Plan”), and the 2008 Incentive and Nonstatutory Stock Option Plan..

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

On April 22, 2008, the Board of Directors adopted the 2008 Incentive and Nonstatutory Stock Option Plan for its employees, directors, and consultants. The Company initially reserved 100,000,000 shares of its Class A common shares to be issued under the plan. The plan was later amended to increase the number of shares reserved to 400,000,000. On April 22, 2008, the Company granted its CEO options under the plan to purchase 30,000,000 shares of the Company’s Class A common stock at a price of $.04 per share. The options expire ten years after the date of grant. On April 23, 2008, the Company granted its CEO options under the plan to purchase 300,000,000 shares of the Company’s Class A common stock at a price of $.00462 per share. The options expire ten years after the date of grant. On May 4, 2008, the Company granted its CEO options under the plan to purchase 70,000,000 shares of the Company’s Class A common stock at a price of $.0077 per share. The options expire ten years after the date of grant.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and six months ended June 30, 2008 and 2007

These option agreements allow for cashless exercises when the fair market value of the Company’s common stock exceeds the respective exercise price. The Company deemed these options to be derivatives based upon their terms and as of June 30, 2008, the Company recognized a derivative liability of $6,400,000 that was charged to operations.

On April 30, 2008, the Company granted options under its 2006/2007 Non-Qualified Stock Grant and Option Plan to purchase a total of 800,000 shares of its common stock to three officers and its Corporate Secretary. The exercise price of the options is $.011 per share and they expire on April 30, 2016. The options were valued using the Black-Scholes option-pricing model using the following assumptions: term of 8 years, a risk-free interest rate of 3.29%, a dividend yield of 0% and volatility of 659%.  Compensation recognized on the above option grants was $8,800 and was charged to operations.

On April 9, 2008, pursuant to a consulting agreement, the Company granted options to a consultant to purchase 15,390,546 shares of Class A common stock at a price of $.025 per share. The options expire on April 9, 2018. The terms of the grant allow for cashless exercises when the fair market value of the Company’s common stock exceeds the respective exercise price. The Company deemed these options to be derivatives based upon their terms and as of June 30, 2008, the Company recognized a derivative liability of $400,154 that was charged to operations.

Stock Warrants

During the year ended December 31, 2006 the Company issued 35,000,000 warrants to Palisades as part of the Company’s modification of Palisades’ convertible debentures (see Note 9).  The Company has valued these warrants using a market capitalization method in accordance with its established accounting policy.  The value of these warrants on the date of grant was $1,668,000 and was included as a component of the Company’s derivative liability balance (see Note 9).  The warrants are exercisable at a price of the lesser of: (a) $0.001 per share; (b) 50% of the market price on the date of exercise. During the six months ended June 30, 2008, 34,500,000 warrants were exercised.

In addition to the 500,000 warrants as indicated above, the Company has granted as part of a private offering, warrants to purchase 4,618,334 shares of its Class A Common Stock.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and six months ended June 30, 2008 and 2007

The following table summarizes the warrants and options outstanding at June 30, 2008:

		Weighed
	Options/	Average
	Warrants	Exercise
	Outstanding	Price
Balance – December 31, 2007	5,118,334	$0.460
Granted	416,190,546	$0.006
Exercised	-	-
Forfeited	-	-
Balance – June 30, 2008	421,308,880	$0 .012

NOTE 13 – RELATED PARTY TRANSACTIONS

For additional related party transactions, see Note 8.

As of June 30, 2008, the Company was owed $5,151 from its President.  The loan is assessed interest at an annual rate of 10%.  Interest credited to operations relating to this loan during the three months ended June 30, 2008 and 2007 amounted to $218 and $197, respectively  Interest credited to operations relating to this loan during the six months ended June 30, 2008 and 2007 amounted to $430 and $887, respectively.

On November 21, 2006, the Company entered into a stock grant and general release agreement with the Company’s CEO, for the purpose of showing the Company’s appreciation for the CEO’s work over the past several years.  Under the agreement, the CEO was issued 30,000,000 shares of the Company’s Class A common stock, restricted in accordance with Rule 144, and subject to forfeiture back to the Company in accordance with the terms of the agreement, if he is not employed by the Company for 3 years from the date of the agreement.  Additionally under the terms of the agreement, the CEO has released the Company from any and all claims he may have against the Company for any monies owed to him as of the date of the agreement.  The value assigned to the shares issued to the CEO has been determined to be $180,000,000 based on the Company’s trading price of the shares on date of issuance.  The value will be recorded as additional compensation expense over the 36 month term of the agreement.  On April 29, 2008, the President returned the 30,000,000 shares to the Company for cancellation. The Company

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and six months ended June 30, 2008 and 2007 ceased recognizing compensation when these shares were returned. During the three months ended June 30, 2008 and 2007, the Company charged to operations $4,833,333 and $15,000,000, respectively. During the six months ended June 30, 2008 and 2007, the Company charged to operations $19,833,333 and $30,000,000, respectively.

On April 22, 2008, the Company granted its CEO options under its 2008 stock option plan to purchase 30,000,000 shares of the Company’s Class A common stock at a price of $0.04 per share. The options expire ten years after the date of grant. On April 23, 2008, the Company granted its CEO options under its 2008 stock option plan to purchase 300,000,000 shares of the Company’s Class A common stock at a price of $0.00462 per share. The options expire ten years after the date of grant.  On May 4, 2008, the Company granted its CEO options under its 2008 stock option plan to purchase 70,000,000 shares of the Company’s Class A common stock at a price of $0.0077 per share. The options expire ten years after the date of grant.

NOTE 14 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In valuing previous period’s non-cash security transactions, the Company utilized discounts to the respective share’s trading prices which it has determined are without foundation. In addition, the Company has used similar discounts in recording its derivative liabilities. Therefore, it has restated its June 30, 2008, financial statements eliminating all discounts. The net effect of the restatements is as follows:

	For the Three Months Ended
	June 30, 2007
	As Originally Stated		Adjustments	As Corrected
Revenues:
Research and development	$-		-	$-
Revenue from bridge testing	22,778			22,778
Other	-			-

Total revenues	22,778		-	22,778

Costs and expenses:
Research and development	2,390,415	1)	904,160	3,294,575
General and administrative	21,161,094	1)	19,855,380	41,016,474

Total costs and expenses	23,551,509		20,759,540	44,311,049

Loss from operations	(23,528,731)		(20,759,540)	(44,288,271)

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and six months ended June 30, 2008 and 2007

Other income (expense):
Interest expense	(612,416)	(612,416)
Net unrealized and realized loss of marketable securities	(11)	2)	(8,556,200)	(8,556,211)
Change in fair value of derivative liabilities	791,192	3)	6,151,405	6,942,597
Interest income	12,594			12,594
Other expense, net	191,359		(2,404,795)	(2,213,436)

Loss before provision for income taxes	(23,337,372)		(23,164,335)	(46,501,707)

Provision for income taxes	-		-	-

Net loss	$(23,337,372)		$(23,164,335)	$(46,501,707)

Per share data:
Basic and diluted net loss per share	$(0.23)		$(0.22)	$(0.45)
Weighted average Class A common shares
outstanding - basic and diluted	103,710,307		103,710,307	103,710,307

1) To eliminate all discounts previously used on valuing stock based compensation.
2) To eliminate discounts previously used in valuing investment in Rocket City Automotive Group, Inc
3) To eliminate discounts previously used in valuing derivative instruments.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and six months ended June 30, 2008 and 2007

	For the Six Months Ended
	June 30, 2007
	As Originally Stated		Adjustments	As Corrected
Revenues:
Research and development	$-		-	$-
Revenue from bridge testing	66,745		-	66,745
Other	-		-	-

Total revenues	66,745		-	66,745

Costs and expenses:
Research and development	3,402,346	1)	109,730	3,512,076
General and administrative	25,178,091	1)	37,297,547	62,475,638

Total costs and expenses	28,580,437		37,407,277	65,987,714

Loss from operations	(28,513,694)		(37,407,277)	(65,920,969)

Other income (expense):
Gain on modification of convertible debt	-			-
Modification of research and development sponsorship agreement	-			-
Loss on subscription receivable				-
Interest expense	(1,590,651)			(1,590,651)
Other-than-temporary impairment of marketable				-
securities available for sale	-			-
Net unrealized and realized loss of marketable securities	(19)	2)	(8,556,200)	(8,556,219)
Change in fair value of derivative liabilities	1,538,696	3)	21,381,321	22,920,017
Interest income	15,966			15,966

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and six months ended June 30, 2008 and 2007

Other expense, net	(36,008)	12,825,121	12,789,113

Loss before provision for income taxes	(28,549,702)	(24,582,156)	(53,131,856)

Provision for income taxes	(800)	-	-

Net loss	$(28,200,501)	$(24,582,156)	$(53,131,856)

Per share data:
Basic and diluted net loss per share	$(0.31)	$(0.27)	$(0.58)
Weighted average Class A common shares
outstanding - basic and diluted	91,537,571	91,537,571	91,537,571

1) To eliminate all discounts previously used on valuing stock based compensation.
2) To eliminate discounts previously used in valuing investment in Rocket City Automotive Group, Inc
3) To eliminate discounts previously used in valuing derivative instruments.

NOTE 15 – SUBSEQUENT EVENTS

In July 2008, the Company issued 8,577,907 shares of its common stock through a conversion of shares of its Class E preferred stock.

In July 2008, a consultant returned to the Company 208,333 shares of its common stock for cancellation.

In July 2008, the Company issued 10,000,000 shares of its common stock in cancellation of $20,000 of convertible debt.

In July 2008, the Company entered into a financing agreement to borrow a total of $1,000,000 through the issuance of a convertible note. Interest accrues on the outstanding loan balance at an annual rate of 10% per annum. Prinicipal is due on the maturity date with accrued interest due quarterly; however,  the Company has the right to defer interest payments until the maturity date so long as it does not have positive earnings  before interest, taxes, depreciation and amortization (“EBITDA”).  The maturity date of the note is December 31, 2011.  The balance owed on the note, including accrued interest, is convertible at the election of the holder into shares of the Company’s common stock based upon a conversion price of the lesser of (i) 50% of the averaged ten closing prices for the Company’s common stock for the ten trading days immediately preceding the conversion date or (ii) $0.10.  The Company is required to reserve the number of shares of Common Stock required pursuant to and upon the terms set forth in the Subscription Agreement (approximately 100,000,000 shares), to permit the conversion of this Debenture. The Company has pledged significantly all of its assets as collateral on this loan.

In August 2008, the Company issued 20,000,000 shares of its common stock in cancellation of $40,000 of convertible debt.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Although the forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

We research and develop technologies that detect and measure metal fatigue.  We have developed two products: (1) the Fatigue Fuse; and (2) the Electrochemical Fatigue Sensor.  We generate very little revenue from the sale and licensing of our products, and thus we are a development stage company.

Our biggest challenge is funding the commercialization of our products until we can generate sufficient revenue to support our operations.  We try to keep our overhead low and utilize outside consultants as much as possible in order to reduce expenses, and thus far we have been successful in raising enough capital through loans and financing to fund operations.  For the foreseeable future, we plan to continue to raise capital in this manner.

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have sustained operating losses since our inception (October 21, 1983).  In addition, we have used substantial amounts of working capital in our operations.  Further, at June 30, 2008, the deficit accumulated during the development stage amounted to approximately $337,594,305.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon our ability to meet our financing requirements and the success of our future operations.  During 2007, we received approximately $4,000,000 in private financing, primarily from the sale of equity and debt securities.  Thus far in 2008, we have received approximately $1,073,600 in private financing, also primarily from the sale of equity and debt securities.  We plan to continue to raise funds through the sale of our securities for the foreseeable future. In addition in 2007, we received contracts to inspect certain bridges with nine states which generated gross revenue of approximately $201,917.  Thus far in 2008, we have received contracts to inspect certain bridges with four entities which generated gross revenue of approximately $55,000.  We have begun marketing our current technologies while continuing to develop new methods and applications.  We will need to raise additional capital to finance future activities and no assurances can be made that current or anticipated future sources of funds will enable us to finance future operations.  In light of these circumstances, substantial doubt exists about our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Results of Operations for the Six Months Ended June 30, 2008 as Compared to the Six Months Ended June 30, 2007

Revenues and Loss from Operations

Our revenue, research and development costs, general and administrative expenses, and loss from operations for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 are as follows:

	Six months Ended June 30, 2008	Six months Ended June 30, 2007	Percentage Change
Revenue	$1,090	$66,745	(98.36)%
Research and Development costs	$309,840	$3,512,076	(91.17)%
General and Administrative expenses	$25,845,768	$62,475,638	(58.63)%
Loss from operations	$(26,155,608)	$(65,920,969)	(60.32)%

Our revenues were derived exclusively from bridge testing.

Of the $309,840 in research and development costs for the six months ended June 30, 2008, $159,355 was incurred in salaries to our in-house engineering staff which included an officer and director, $115,985 was paid to outside consultants and for related expense reimbursements, and we valued the issuance of 150,000 shares of our common stock that were issued to one consultant at $34,500. Of the $159,355 is R&D salaries, $4,400 was compensation expense recognized on the granting of options to our staff to purchase a total of 400,000 shares of our common stock.

Of the $3,512,076 in research and development costs for the six months ended June 30, 2007, $66,625 was incurred in salaries to our in-house engineering staff which included an officer and director, $300,351 was paid to outside consultants and for related expense reimbursements, and we valued the issuance of 2,116,000 shares of our common stock that were issued to various consultants at $3,145,100.

General and administrative expenses were $25,845,768 and $62,475,638, respectively, for the six months ended June 30, 2008 and 2007.  The major expenses incurred during each of the quarters were:

	Six months Ended June 30, 2008	Six months Ended June 30, 2007
Consulting services	$4,790,293	$12,177,839
Officer’s salary	251,000	125,000
Officer’s stock based compensation	19,887,533	30,000,000
Secretarial salaries	65,497	44,576
Office expense	36,865	36,453
Professional fees	444,936	535,782
Rent	16,197	15,258
Marketing & Promo	111,214	138,786
Impairment loss	--	19,255,875
Payroll taxes	35,008	17,461
Travel	67,830	69,614
Insurance	33,777	16,155
Telephone	10,617	11,977

Of the $4,790,293 in consulting expense for the six months ended June 30, 2008, $3,581,900 relates to the issuance of 11,057,500 shares of common stock.  In addition, we charged $1,100,000 in consulting fees through an increase in convertible debt by the same amount. Of the $12,177,839 in consulting expense for the six months ended June 30, 2007, $11,967,345 was related to the issuance of 5,714,552 shares of common stock.  Of the $535,782 in professional fees for the six months ended June 30, 2007, $435,000 relates to the issuance of 300,000 shares of common stock.

Other Income and Expenses and Net Loss

Our gain on modification of convertible debt, modification of research and development sponsorship agreement, loss on subscription receivables, interest expense, other-than-temporary impairment of marketable securities, change in fair value of derivative and warrant liabilities, loss on settlement of lawsuits, and net loss for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 are as follows:

	Six months Ended June 30, 2008	Six months Ended June 30, 2007	Percentage Change
Interest expense	$(768,964)	$(1,590,651)	(51.66	) %
Net unrealized and realized loss of marketable securities	$(8)	$(8,556,219)	(100.00)%
Change in fair value of derivative and warrant liabilities	$2,522,864	$22,920,017	(88.99	) %
Interest income	$15,523	$15,966	(2.77)%
Provision for income taxes	(800)	(800)	0%
Net loss	$(24,385,103)	$(53,132,656)	54.10%

Our interest expense includes amortization of debt discounts totaling $630,919 during the six months ended June 30, 2008 and $1,431,080 during the six months ended June 30, 2007.  The change in fair value of derivative and warrant liabilities represents the change in derivative values related to warrants and convertible debt with Palisades Capital, LLC and Golden Gate Investors.

Liquidity and Capital Resources

Introduction

During the six months ended June 30, 2008, as with the six months ended June 30, 2007, we did not generate positive cash flow.  As a result, we funded our operations through the private sale of equity and debt securities, the issuance of our securities in exchange for services, and loans.

Our cash, investments in marketable securities held for trading, investments in marketable securities available for sale, accounts receivable, prepaid services, prepaid expenses and other current assets, total current assets, total assets, total current liabilities, and total liabilities as of June 30, 2008, as compared to June 30, 2007, were as follows:

	June 30, 2008	June 30, 2007

Cash	$530,045	$384,628
Marketing securities - trading	$--	$342,169
Investment in certificate of deposits	$--	$704,800
Accounts receivable	$--	$24,920
Inventories	$148,964	$--
Prepaid expenses and other	$62,941	$32,323
Total current assets	$741,950	$1,488,840
Total assets	$836,232	$2,139,025
Total current liabilities	$3,886,056	$445,467
Total liabilities	$11,610,448	$3,941,680

Cash Requirements

For the six months ended June 30, 2008, our net cash used in operations was $1,636,659 compared to $1,169,628 for the six months ended June 30, 2007.

Negative operating cash flows during the six months ended June 30, 2008 were primarily created by a net loss from operations of $24,385,903, offset by the issuance of stock for services of $3,625,200, amortization of discount on convertible debentures of $632,615 and an increase in officer stock based compensation of $19,885,333.  There was also a decrease in the fair value of derivative and warrant liabilities of $2,522,865 and accrued interest on debt of $135,816, net decrease in assets of $104,005 and net decrease in liabilities of $130,968.

Negative operating cash flows during the six months ended June 30, 2007 were primarily created by a net loss from operations of $53,132,656, offset by impairment losses of $19,255,878 incurred in connection with the acquisition of  subsidiaries, the issuance of stock for services of $15,558,944 , amortization of discount on convertible debentures of $1,431,081, an increase in accounts payable and accrued expenses of $141,766,an increase in officer stock based compensation of $30,000,000 and a net decrease in assets of $71,238.  There was also a decrease in the fair value of derivative and warrant liabilities of $22,920,017 and accrued interest on debt of $156,901. Because of our need for cash to fund our continuing research and development, we do not have an opinion as to how indicative these results will be of future results.

Sources and Uses of Cash

Net cash provided by (used in) investing activities for the six months ended June 30, 2008 and 2007 were $1,286,636 and $(907,209), respectively.  For the six months ended June 30, 2008 and 2007, the net cash came primarily from the sale of securities and maturities of other investments  in the amount of $1,865,000 and $95,006, respectively, offset by the amount for purchase of securities of $(565,000) and $(700,177), respectively.  Net cash from investment activities during the quarter ended June 30, 2008 was further decreased by the $17,167 on the purchase of property and equipment and increased by an officer loan repayment of $3,803.

Net cash provided by financing activities for the six months ended June 30, 2008 and 2007, was $70,358 and $2,332,169, respectively.  For the six months ended June 30, 2008, the net cash used pertained to the purchase of 200,000 shares of our common stock still held in treasury totaling $3,266 and an increase in the amount of indebtedness of $55,000. In addition, during the six month ended June 30, 2008, the Company received $18,624 through the issuance of 77,600 of its common stock.   For the six months ended June 30, 2007, the net cash came primarily from the sale of common stock and warrants of $2,950,000 and proceeds from convertible debentures and other notes payable of $200,000.

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

The fourth critical accounting policy is our accounting for conventional convertible debt.  When the convertible feature of the conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (BCF”).  We record a BCF as a debt discount pursuant to EITF Issue No. 98-5 (EITF 98-05), Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio,” and EITF Issue No. 00-27,  Application of EITF Issue No. 98-5 to Certain Convertible Instrument(s).”   In those circumstances, the convertible debt will be recorded net of the discount related to the BCF.  We amortize the discount to interest expense over the life of the debt using the effective interest method.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer (the “Certifying Officers”) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report.  Based upon such evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

In light of the material weaknesses described below, the Certifying Officers performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

1.           We do not yet have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2008.  The Certifying Officers evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and have concluded that the control deficiency that resulted represented a material weakness.

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

3.           We had a significant number of audit adjustments for the last three fiscal years.  Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information.  The failure could be due to inadequate design of the internal controls or to a misapplication or override of controls.  The Certifying Officers evaluated the impact of our significant number of audit adjustments last year and have concluded that the control deficiency that resulted represented a material weakness.

On November 27, 2007, our Certifying Officers concluded that in valuing previous periods’ non-cash security transactions, we utilized discounts to the respective share’s trading prices as well as its derivative liabilities which they have determined are without foundation.

As a result of this evaluation and conclusion, the Certifying Officers in conjunction with our Board of Directors concluded that previously issued consolidated financial statements included in our Annual Reports on Form 10-KSB for the fiscal years ended December 31, 2005, 2006, and 2007, as well as all of our quarterly reports on Form 10-QSB during the 2005, 2006 and 2007 fiscal years, could no longer be relied upon.  In this regard, we amended and restated our financial statements to eliminate all discounts and refiled our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.  The net effect of the restatements was to increase the accumulated deficit at June 30, 2007 from $100,909,477 to $125,493,633.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.	Controls and Procedures

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Stephen Beck

In July 2002, we settled a lawsuit related to a contract dispute with Mr. Stephen Beck.  In March 2006, Mr. Beck filed a lawsuit against us alleging breach of contract related to the lawsuit settlement and sought monetary damages, plus the issuance of shares of our common stock plus interest.

In December 2006, we entered into a settlement and release agreement, as well as irrevocable escrow instructions, to settle the lawsuit Mr. Beck filed in March 2006.  As consideration under the settlement, we issued 5,000,000 shares of our common stock to Mr. Beck, with the shares to be held by an escrow agent and distributed to Mr. Beck monthly with a trading limit equal to 8% of the previous month’s trading volume of our common stock, until Mr. Beck received a total of $800,000.  As Mr. Beck received proceeds from the sale of his shares into the market and 7.5% (net of any expenses incurred by us) of any cash raised by us from the sale of equity, we would reduce our guarantee by that amount.  We have paid a total of $285,182 to Mr. Beck in cash as part of the settlement.   Mr. Beck also had anti-dilution rights on those shares to maintain his percentage ownership through September 27, 2008.  We issued another 5,000,000 shares to Mr. Beck to be held in escrow until the conditions were met with respect to the anti-dilution shares.  As of the date of this report, we have issued a total of 1,393,617 shares of common stock to Mr. Beck pursuant to the anti-dilution provision in the settlement arrangement.  In or about February 2008, Mr. Beck reached the $800,000 guarantee from the sale of our common stock and the cash received from us for 7.5% of the capital we raised.  Therefore, as of the date of this report, we have no further liability to Mr. Beck.

On September 12, 2007, we filed a complaint for declaratory relief against Mr. Beck in the Superior Court of the State of California, County of Los Angeles, Central Judicial District, seeking a judicial determination as to the respective rights and duties of us and Mr. Beck with respect to certain terms and conditions of the settlement agreement and escrow instructions.

On February 7, 2008, we filed a first amended complaint in our action against Mr. Beck for declaratory relief which now also seeks to have the settlement agreement and escrow instructions rescinded.  On March 6, 2008, Mr. Beck filed a cross-complaint against us and Robert M. Bernstein, our President and a Director, for breach of contract, specific performance, declaratory relief, conversion, intentional interference with contract (against Mr. Bernstein only) and, in the alternative, equitable restitution.  Trial is scheduled for February 2, 2009.

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

On November 30, 2007, Gem Advisors, Inc. filed a lawsuit against us, Robert M. Bernstein, and Lawrence I. Washor (who represented us in the lawsuit against Gem Advisors, Inc. filed on June 15, 2005), for breach of contract (settlement), breach of contract (for transfer to Gem Advisors, Inc. of 585,000 shares we held in another company), breach of covenant of good faith and fair dealing, and fraud and deceit – promise made without intention to perform (the only cause of action asserted against Robert M. Bernstein and Lawrence I. Washor).  Gem Advisors, Inc. is seeking damages in excess of $250,000. On April 10, 2008, the court sustained Lawrence I. Washor’s demurrer to the complaint, and dismissed Lawrence I. Washor from the lawsuit.  Trial is scheduled for October 8, 2008.

Item 1A.	Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 11, 2008, we issued a total of 1,039,746  shares of common stock pursuant to a conversion of Series E Convertible Preferred Stock.  We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Securities Act of 1933 (the “Act”) and/or Rule 506 of Regulation D of the Act.  We believe that the investor had adequate access to information about us through the investor’s relationship with us.

On July 11, 2008, we issued a total of 7,538,161  shares of common stock pursuant to a conversion of Series E Convertible Preferred Stock.  We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Securities Act of 1933 (the “Act”) and/or Rule 506 of Regulation D of the Act.  We believe that the investor had adequate access to information about us through the investor’s relationship with us.

On July 31, 2008, we issued a $1,000,000 10% convertible debenture to Kreuzfeld Ltd. (the “Debenture”).  Interest on the Debenture is payable quarterly and may be paid in either cash or in shares of our common stock, valued at 50% of the average closing price of our common stock on the  ten trading days immediately prior to such share issuance, at our option.  The Debenture is secured by all of our assets pursuant to a Security Agreement, dated July 31, 2008.  All or any portion of the amounts due under the Debenture, which matures on December 31, 2011, may be converted at any time, at the option of Kreuzfeld Ltd., into shares of our common stock at a conversion price equal to the lesser of (i) 50% of the average closing price of our common stock for the ten trading days immediately preceding the conversion date, or (ii) $0.10.  On August 6, 2008, we entered into a Registration Rights Agreement with Kreuzfeld Ltd. pursuant to which we agreed to file with the Securities and Exchange Commission a registration statement to register the Debenture and the shares into which the Debenture is convertible.  Neither the Debenture nor the shares into which the Debenture is convertible have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.  The issuance of the Debenture was made to one non-U.S. person (as that term is defined in Regulation S of the Act) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Act.

Item 3.	Defaults Upon Senior Securities.

There have been no events which are required to be reported under this item.

Item 4.	Submission of Matters to a Vote of Security Holders.

On April 22, 2008, a majority of our shareholders executed a majority written consent in lieu of an annual meeting to avoid the expenses of holding a formal annual meeting.  The majority shareholders voted to: (a) re-elect the current directors on our Board of Directors (Robert M. Bernstein, William Berks, and Joel R. Freedman); (b) ratify our current capitalization of: 600,000,000 shares of Class A common stock; 600,000 shares of Class B common stock; and 50,000,000 shares of preferred stock; (c) amend our Articles of Incorporation in order to increase our authorized shares of Class A common stock from 600,000,000 to 1,500,000,000; (d) amend our Articles of Incorporation to effect a one for 1,000 reverse stock split; (e) amend our Articles of Incorporation to change our name to Matech Corp.; (f) authorize our 2008 Stock Option Plan; and (g) ratify our appointment of Gruber & Co., LLC as our independent public accountants.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	License Agreement with Fatigue Solutions Corp., dated May 21, 2008

10.2	Incentive Stock Option Agreement, dated May 23, 2008

10.3	Business Agreement with The India-America Technology Agency, dated May 25, 2008

10.4	Indemnification Agreement with Marybeth Miceli Newton, dated June 5, 2008

10.5	Teaming Agreement with e-RADLIK, Inc., dated June 6, 2008

10.6	Convertible Debenture issued to Kreuzfeld, Ltd., dated July 31, 2008

10.7	Security Agreement with Kreuzfeld, Ltd., dated July 31, 2008

10.8	Financing Escrow Agreement with Continental Advisors, SA and Corporate Legal Services, LLP, dated July 31, 2008

10.9	Registration Rights Agreement with Kreuzfeld, Ltd., dated August 6, 2008

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Dated: August 18, 2008	/s/ Robert M. Bernstein
By: Robert M. Bernstein
Its: President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)