Form 10KSB/A
period 2007-12-31
MATERIAL TECHNOLOGIES INC /CA/
filed 2008-08-21
CIK 1036668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB/A
(AMENDMENT NO. 2 )

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

As of July 22, 2008, the number of shares of Class A common stock outstanding was 186,828,995.  As of July 21, 2008, the aggregate market value of our common stock held by non-affiliates was approximately $1,568,784.97 (based upon 156,878,497 shares at $0.01 per share).

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

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No  ☒

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends the annual report of Material Technology, Inc. (the “Company”) for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on April 14, 2008 and as amended on July 29, 2008 (the “Original Filing”).  This Amendment corrects clerical errors in the financial statements of our Original Filing and adds a discussion concerning the restatement of our 2005 and 2006 financial statements in the notes to our consolidated financial statements.  In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety.  This Amendment does not reflect events occurring after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.  Except as described above, all other information included in the Original Filing remains unchanged.

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

Our on-call contract with the Pennsylvania Department of Transportation (PennDOT) is continuing to produce good results.  Since May 2007, we have used the EFS on 12 bridges in Pennsylvania, totaling over $100,000 so far.  We anticipate further work orders to be issued for the next inspection season.  We have also received interest from several inspection companies in Pennsylvania to purchase EFS equipment, as well as training and licensing, in order to execute these further work orders, with licensing fees payable to us for each bridge inspected.  One such company has already been trained at their cost to help us execute on-call contracts in 2008.

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

Negative operating cash flows during the year ended December 31, 2007 were primarily created by a net loss from operations of $(73,396,579), offset by impairment losses of $19,257,375 incurred in connection with the acquisition of three subsidiaries, the issuance of stock for services of $16,195,289, other-than-temporary impairment of marketable securities available for sale of amortization of discount on convertible debentures of $3,986,200 and an increase in officer stock based compensation of $60,000,000.  There was also an increase in the fair value of derivative and warrant liabilities of $34,962,617.

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

	Class A Common Stock			Class B Common Stock
Name and Address of Beneficial Owners[1]	Amount and Nature of Beneficial Ownership		Percent Ownership of Class[2]	Amount and Nature of Beneficial Ownership		Percent Ownership of Class
Robert M. Bernstein, President, CEO, CFO, and Director	400,767,177	[3]	68.29%	597,000	[4]	99.5%
William Berks, Vice President and Director	2,710,048	[5]	1.45%	0		0%
Joel R. Freedman, Secretary and Director	3,700,501	[6]	1.98%	0		0%
Marybeth Miceli, Chief Operating Officer	2,237,501	[7]	1.19%	0		0%

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

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

8  Includes 200,000 options to purchase shares of Class A common stock at $0.011 per share expiring on April 30, 2016.

ITEM 13 – EXHIBITS

3.1	Certificate of Incorporation of Material Technologies, Inc., dated March 4, 1997[1]

3.2	Certificate of Amendment to Articles of Incorporation, dated February 16, 2000[2]

3.3	Certificate of Amendment to Articles of Incorporation, dated July 12, 2000[2]

3.4	Certificate of Amendment to Articles of Incorporation, dated July 31, 2000[2]

3.5	Amended and Restated Certificate of Incorporation, dated September 12, 2003[3]

3.6	Certificate of Amendment to Certificate of Incorporation of Material Technologies, Inc., dated May 31, 2006[4]

3.7	Certificate of Amendment to Certificate of Incorporation of Material Technologies, Inc., dated October 25, 2006[4]

3.8	Bylaws of Material Technologies, Inc. [1]

4.1	Class A Convertible Preferred Stock Certificate of Designation[1]

4.2	Class B Convertible Preferred Stock Certificate of Designation[1]

4.3	Class E Convertible Preferred Stock Certificate of Designation[5]

10.1	License Agreement between Tensiodyne Scientific Corporation and the Trustees of the University of Pennsylvania, dated August 26, 1993[1]

10.2	Sponsored Research Agreement between Tensiodyne Scientific Corporation and the Trustees of the University of Pennsylvania, dated August 31, 1993[1]

10.3	Amendment No. 1 to the License Agreement between Tensiodyne Scientific Corporation and the Trustees of the University of Pennsylvania, dated October 15, 1993[1]

10.4	Repayment Agreement between Tensiodyne Scientific Corporation and the Trustees of the University of Pennsylvania, dated October 15, 1993[1]

1Incorporated by reference from our registration statement on Form S-1 filed with the Commission on April 30, 1997.
2Incorporated by reference from our Annual Report on Form 10-KSB filed with the Commission on March 30, 2001.
3Incorporated by reference from our Annual Report on Form 10-KSB filed with the Commission on April 9, 2004.
4Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 8, 2006.
5Incorporated by reference from our Current Report on Form 8-K filed with the Commission on February 6, 2007.

10.5	Teaming Agreement between Tensiodyne Scientific Corporation and Southwest Research Institute, dated August 23, 1996[1]

10.6	Letter Agreement between Tensiodyne Scientific Corporation, Robert M. Bernstein, and Stephen Forrest Beck and Handwritten modification, dated February 8, 1995[1]

10.7	Agreement between Tensiodyne Corporation and Tensiodyne 1985-1 R&D Partnership[6]

10.8	Amendment to Agreement between Material Technologies, Inc. and Tensiodyne 1985-1 R&D Partnership[6]

10.9	Agreement between Advanced Technology Center of Southeastern Pennsylvania and Material Technologies[6]

10.10	Addendum to Agreement between Advanced Technology Center of Southeastern Pennsylvania and Material Technologies, Inc. [6]

10.11	Class A Senior Preferred Convertible Debenture issued to Palisades Capital, LLC, dated September 23, 2003[3]

10.12	Stock Purchase Agreement, dated April 7, 2005, with Birchington Investments Ltd. [7]

10.13	Escrow Agreement with Birchington Investments Ltd, dated April 7, 2005[7]

10.14	Workout Agreement with the Trustees of the University of Pennsylvania, dated August 15, 2005[7]

10.15	Securities Purchase Agreement with Golden Gate Investors, Inc., dated December 16, 2005[8]

10.16	Convertible Debenture issued to Golden Gate Investors, Inc., dated December 16, 2005[8]

10.17	Common Stock Purchase Warrant issued to Golden Gate Investors, Inc., dated December 16, 2005[8]

10.18	Registration Rights Agreement for Golden Gate Investors, Inc., dated December 16, 2005[8]

6Incorporated by reference from our registration statement on Form S-1 which became effective on January 19, 1996.
7Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Commission on November 14, 2005.
8Incorporated by reference from our Current Report on Form 8-K/A filed with the Commission on January 5, 2006.

10.19	Letter Agreement with Golden Gate Investors, Inc., dated December 16, 2005[8]

10.20	Letter Agreement with Golden Gate Investors, Inc., dated December 16, 2005[8]

10.21	Addendum to Convertible Debenture, Warrant to Purchase Common Stock and Securities Purchase Agreement with Golden Gate Investors, Inc., dated December 16, 2005[8]

10.22	Addendum to Convertible Debenture and Warrant to Purchase Common Stock with Golden Gate Investors, Inc., dated December 16, 2005[8]

10.23	Addendum to Convertible Debenture, Warrant to Purchase Common Stock and Securities Purchase Agreement, dated May 2, 2006, with Golden Gate Investors, Inc.[9]

10.24	Securities Purchase Agreement, dated May 30, 2006, with La Jolla Cove Investors, Inc.[10]

10.25	Warrant to Purchase Common Stock issued to La Jolla Cove Investors, Inc., dated May 30, 2006[10]

10.26	Addendum to Warrant to Purchase Common Stock, dated as of June 12, 2006, issued to La Jolla Cove Investors, Inc. [11]

10.27	Addendum to Convertible Debenture, Warrant to Purchase Common Stock and Securities Purchase Agreement dated as of May 2, 2006[12]

10.28	Regulation S Distribution Agreement and Instruction of Escrow, dated May 31, 2006[13]

10.29	Acquisition Agreement with UTEK Corporation and Materials Monitoring Technologies, Inc., dated August 18, 2006[14]

10.30	License Agreement between Material Monitoring Technologies, Inc. and North Carolina A&T State University, dated August 18, 2006[14]

10.31	Consulting Agreement with Mannur J. Sundaresan, PhD, dated August 18, 2006[14]

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
22Incorporated by reference from our Annual Report on Form 10-KSB filed with the Commission on April 14, 2008.
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

Dated: August 19 , 2008	Material Technologies, Inc.

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

In August 2005, the parties entered into an agreement (the “Workout Agreement”) that again modified the terms of the Company’s obligation under the sponsorship agreement.  Pursuant to the Workout Agreement, retroactive to January 1, 2005, interest will be charged only on the December 31, 2004 balance of $760,831 (“Remaining Obligation”) at a monthly rate of 0.5% simple interest.  The Company is obligated to pay $25,000 annually due on the anniversary date of the Workout Agreement.  Further, the Company is also obligated to pay within ten days following the filing of the Company’s Forms 10-QSB or 10-KSB an amount equal to 10% of the Company’s operating income (as defined) as reflected in the quarterly and annual filings.  Under the revised terms of the Workout Agreement, the Company’s CEO’s annual cash salary is capped at $250,000.  The Company agreed to pay the University an amount equal to any cash salary paid to  its CEO in excess of the $250,000, which will be credited against the Remaining Obligation.  In accordance with the terms of the Workout Agreement, the Company issued 15,173 (post split) shares of its common stock to the University in September 2005, representing 5.25% of the Company’s outstanding shares as of the date of the Workout Agreement.  The University cannot sell the shares for 18 months.  The Company valued the shares at $5,963,120, which was charged to operations as other expense as a modification of its research and development sponsorship agreement.

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

NOTE 13 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In 2005 and 2006, the Company used discounts in valuing its stock-based compensation and derivatives. On certain issuances of its common stock, the Company placed restrictions as to when the issued shares could be sold. The amount of the discount taken in valuing the respective issuance depended on the required holding period. The discounts ranged from 10% to 30%.  The Company also utilized a market capitalization approach that discounted the value it assigned to issuances of large blocks of common shares and also in valuing its derivative instruments. By using the market capitalization approach, the Company discounted the issuances of these large blocks of common shares and derivative instruments by up to 95%.   In addition, in reviewing its original valuation of the shares issued, it discovered that it used the wrong stock price in its original valuation of the 15,173 common shares it issued to the University of Pennsylvania pursuant to the terms of the 2005 modification agreement.  The 15,173 shares were originally valued at $7,738,400, but the actual value of the shares was $5,963,120.

The Company has determined that it had no foundation in taken the respective discounts and has restated its 2005 and 2006 financial statements eliminating all discounts that it previously took in valuing its stock based compensation and derivatives. The Company’s financial statements for 2005 and 2006 as originally reported and restated are as follows:

	For the Year Ended
	December 31, 2005
	As original
	stated	Adjustments	As restated

Consolidated statement of operations
Revenues:
Research and development revenue	$139,346	$-	$139,346
Other	-	-	-

Total revenues	139,346	-	139,346

Costs and expenses:
Research and development	2,364,059	572,500	1)	2,936,559
General and administrative	9,540,328	126,930	2)	7,891,978
		(1,775,280)	3)

Total costs and expenses	11,904,387	(1,075,850)		10,828,537

Loss from operations	(11,765,041)	1,075,850		(10,689,191)

Other income (expenses)
Other-than-temporary write down of marketable
securities available for sale	(1,918,587)	-		(1,918,587)
Realized loss on sale of marketable securities	(3,589)	-		(3,589)

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2007 and 2006

Change in fair value of investments derivative liabilities	(585,735)	(2,219,826)	4)	(2,805,561)
Interest expense	(6,493,345)	-		(6,493,345)
Interest income	17,837	-		17,837
Other expenses, net	(8,983,419)	(2,219,826)		(11,203,245)

Loss before provision for income taxes	(20,748,460)	(1,143,976)		(21,892,436)

Provision for income taxes	(800)	-		(800)

Net loss	$(20,749,260)	$(1,143,976)		$(21,893,236)

Per share data:
Basic and diluted net loss per share
Weighted average Class A common shares	$(60.13)	$(3.31)		$(63.44)
outstanding	345,096	345,096		345,096

Consolidated Balance Sheet

Assets

Current assets	$891,607	-		$891,607
Other assets	3,601,620	-		3,601,620

Total assets	$4,493,227	-		$4,493,227

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2007 and 2006

Liabilities and stockholders' deficit
Current liabilities	$1,930,182	-		$1,930,182
Derivative and warrant liabilities	7,082,188	2,219,826	4)	9,302,014
Other liabilities	756,186	-		756,186
Total liabilities	9,768,556	2,219,826		11,988,382

Minority interest in consolidated subsidiary	825	-		825

Stockholders' deficit
Preferred stock	1,421	-		1,421
Common stock	1,068	-		1,068
Warrants subscribed	10,000	-		10,000
Additional paid-in capital	55,701,541	(1,075,850)	5)	54,625,691
Deficit accumulated during the development stage	(60,783,746)	(1,143,976)	6)	(61,927,722)
Note receivable - common stock	(59,085)	-		(59,085)
Treasury stock	(26,136)	-		(26,136)
Accumulated other comprehensive loss	(121,217)	-		(121,217)
	(5,276,154)	(2,219,826)		(7,495,980)
Total liabilities and stockholders' deficit
	$4,493,227	-		$4,493,227

1)	5,732 shares of common stock originally valued at $2,105,000 with an actual value of $2,677,500.
2)	3,621 shares of common stock originally valued at $1,082,900 with an actual value of $1,209,830.
3)	15,173 shares of common stock originally valued at $7,738,400 with an actual value of $5,963,120.
4)	Derivative instrument liabilities consisting of stock warrants and beneficial conversion features on convertible debt originally valued at $7,082,188 with an actual value of $9,302,0141.
5)	Decrease in paid-in capital of $1,075,850 due to the changes in values assigned to the above-indicated issuance common shares.
6)	Increase in net loss due to changes in the value if the above indicated common stock issuances and derivatives.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2007 and 2006

	For the Year Ended
	December 31, 2006
	As original
	stated	Adjustments		As restated
Consolidated statement of operations

Revenues:
Research and development revenue	$39,446	$-		$39,446
Other	116,707	-		116,707

Total revenues	156,153	-		156,153

Costs and expenses:
Research and development	3,071,289	40,500	1)	3,111,789
General and administrative	9,320,816	119,380,465	2)	135,236,956
General and administrative		6,535,675	3)

Total costs and expenses	12,392,105	125,956,640		138,348,745

Loss from operations	(12,235,952)	(125,956,640)		(138,192,592)

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2007 and 2006

Other income (expenses)
Gain on modification of convertible debt	831,035			831,035
Loss on subcription receivable	(1,368,555)			(1,368,555)
Other-than-temporary write down of marketable
securities available for sale	(3,582,600)	-		(3,582,600)
Realized and unrealized loss on sale of marketable securities	(215,916)	-		(215,916)
License modification expense				-
Change in fair value of investments and warrant derivative liabilites	6,571,357	(40,352,231)	4)	(33,780,874)
Gain on sale of assets	7,008			7,008
Interest expense	(1,614,431)	-		(1,614,431)
Interest income	33,624	-		33,624
Other expenses, net	661,522	(40,352,231)		(39,690,709)

Loss before provision for income taxes	(11,574,430)	(166,308,871)		(177,883,301)

Provision for income taxes	(800)	-		(800)

Net loss	$(11,575,230)	$(166,308,871)		$(177,884,101)

Per share data:
Basic and diluted net loss per share
Weighted average Class A common shares	$(2.61)	$(37.49)		$(40.10)
outstanding	4,435,708	4,435,708		4,435,708

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2007 and 2006

Consolidated Balance Sheet

Assets

Current assets	$421,145	-		421,145
Other assets	11,635	-		11,635

Total assets	$432,780	-		432,780

Liabilities and stockholders' deficit
Current liabilities	$542,802	$-		$542,802
Derivative and warrant liabilities	1,904,483	40,352,231	4)	44,476,540
		2,219,826	7)
Other liabilities	1,966,873	-		1,966,873
Total liabilties	4,414,158	42,572,057		46,986,215

Minority interest in consolidated subsidiary	825	-		825

Stockholders' deficit
Preferred stock	1	-		1
Common stock	73,779	(753)	8)	73,026
Warrants subscribed	10,000	-		10,000
Additional paid-in capital	68,306,674	125,956,640	5)	193,188,217
		(1,075,850)	7)
		753	8)
Deficit accumulated during the development stage	(72,358,976)	(166,308,871)	6)	(239,811,823)
		(1,143,976)	7)
Treasury stock	(13,681)	-		(13,681)
	(3,982,203)	(42,572,057)		(46,554,260)
Total liabilities and stockholders' deficit
	$432,780	$-		$432,780

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2007 and 2006

1)	4,083 shares of common stock originally valued at $162,000 with an actual value of $202,500.
2)	34,776,012 shares of common stock originally valued at $3,577,860 with an actual value of $122,986,008.
3)	30,000,000 shares of common stock subject to 3 year vesting schedule. Compensation expense originally reported at $9,667 with an actual value of $6,535,675.
4)	Derivative instrument liabilities consisting of stock warrants and beneficial conversion features on convertible debt originally valued at $1,904,483 with an actual value of $40,352,231.
5)	Increase in paid-in capital of $125,956,640 due to the changes in values assigned to the above indicated issuance common shares.
6)	Increase in accumulated deficit due to increase in 2006 net loss for changes in the value if the above indicated common stock issuances and derivatives..
7)	Correction to 2005 activity as indicated above.
8)	Correction in actual shares outstanding as of Decemeber 31, 2006.

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