Form 10-Q
period 2008-09-30
MATECH Corp.
filed 2008-11-14
CIK 1036668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-23617

Matech Corp.
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

As of November 13, 2008, there were 27,459,213 shares of our Class A common stock issued and outstanding.

MATECH CORP.

i

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

MATECH CORP.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET

September 30,
2008
(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$441,076
Accounts receivable	15,620
Inventories	156,054
Prepaid expenses and other current assets	70,423

Total current assets	683,173

Property and equipment, net	84,590
Deferred loan fees	356,708
Intangible assets, net	2,033
Deposit	2,348

$1,128,852

MATECH CORP.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET - Continued

September 30,
2008
(Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$646,208
Current portion of research and development sponsorship payable	25,000
Notes payable - current portion	294,567
Total current liabilities	965,775

Accrued legal settlement	222,852
Research and development sponsorship payable, net of current portion	768,934
Convertible debentures and accrued interest payable, net of discounts	1,280,201
Derivative and warrant liabilities	3,500,035
5,772,022

Total liabilities	6,737,797

Minority interest in consolidated subsidiary	825

Commitments and contingencies

Stockholders' deficit:
Class A preferred stock, $0.001 par value, liquidation preference of $720 per share; 350,000 shares authorized; 337 shares issued
and outstanding as of September 30, 2008	-
Class B preferred stock, $0.001 par value, liquidation preference of
$10,000 per share; 15 shares authorized; none issued and
outstanding as of September 30, 2008	-
Class C preferred stock, $0.001 par value, liquidation preference of
$0.001 per share; 25,000,000 shares authorized; 1,517 shares issued
and outstanding as of September 30,2008	1
Class D preferred stock, $0.001 par value, liquidation preference of
$0.001 per share; 20,000,000 shares authorized; none shares issued
and outstanding as of September 30,2008	-
Class E convertible preferred stock, $0.001 par value, no liquidation preference; 60,000 shares authorized; 49,200 shares issued and
outstanding as of September 30,2008	49
Class A Common Stock, $0.001 par value, 600,000,000 shares

authorized; 205,736,018 shares issued and 186,567,253 shares outstanding
at September 30,2008	186,567
Class B Common Stock, $0.001 par value, 600,000 shares authorized,
issued and outstanding as of September 30,2008	600
Warrants subscribed	10,000
Additional paid-in-capital	326,742,387
Deficit accumulated during the development stage	(332,547,374)
Treasury stock (200,000 shares at cost at September 30, 2008)	(2,000)

Total stockholders' deficit	(5,609,770)

$1,128,852

MATECH CORP.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					From October 21, 1983
	For the Three Months Ended		For the Nine Months Ended		(Inception)
	September 30,		September 30,		through
	2007	2008	2007	2008	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Research and development	$-	$-	$-	$-	$5,392,085
Revenue from bridge testing	80,000	29,269	146,745	30,359	348,983
Other	-	-	-	-	274,125

Total revenues	80,000	29,269	146,745	30,359	6,015,193

Costs and expenses
Research and development	21,266	113,588	3,533,343	423,428	20,986,417
General and administrative	20,133,368	773,334	82,608,673	26,619,102	330,114,343
Modification of research and development sponsorship agreement	-	-	-	-	5,963,120
Loss on Settlement of lawsuits	-	-	-	-	1,267,244

Total Costs and expenses	20,154,634	886,922	86,142,016	27,042,530	358,331,124

Loss from operations	(20,074,634)	(857,653)	(85,995,271)	(27,012,171)	(352,315,931)

Other income (expense):
Loss on modification of convertible debt	-	-	-	(964,730)	(378,485)
Loss on subscription receivables	-	-	-	-	(1,368,555)
Interest expense	(423,510)	(831,678)	(2,014,161)	(1,808,697)	(13,548,890)

Other-than-temporary impairment of marketable securities available for sale	(2,310,000)	-	(10,254,000)	-	(9,785,947)
Net unrealized and realized loss of marketable securities	(335)		(612,553)	(8)	(9,398,226)
Change in fair value of investments derivative liability	-	-	-	-	(210,953)
Change in fair value of derivative and warrant liabilities	(8,414,694)	72,975,655	14,505,323	10,431,555	54,018,644
Interest income	19,304	356	35,270	15,879	482,761
Other	-	-	-	-	(25,992)

Other income (expense), net	(11,129,235)	72,144,333	1,659,879	7,673,999	19,784,357

Income (loss) before provision for income taxes	(31,203,869)	71,286,680	(84,335,392)	(19,338,172)	(332,531,574)

Provision for income taxes	-	-	(800)	(800)	(15,800)

Net Income (loss)	$(31,203,869)	$71,286,680	$(84,336,192)	$(19,338,972)	$(332,547,374)

Per share data:
Basic and diluted net loss per share	$(0.25)	$0.41	$(0.83)	$(0.12)

Weighted average Class A common shares outstanding - basic and diluted	124,276,444	175,239,753	101,671,169	156,873,303

MATECH CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

			From October 21, 1983
	For the Nine Months Ended		(Inception)
	September 30,		through
	2007	2008	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Net income (loss)	$(31,203,869)	$71,286,680	$(332,547,374)

Other comprehensive loss:
Temporary increase (decrease) in market
value of securities available for sale	-		-
Reclassification to other-than-temporary
impairment of marketable securities
available for sale	-	-	-

	-	-	-

Net comprehensive income (loss)	$(31,203,869)	$71,286,680	$(332,547,374)

MATECH CORP.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			From October 21, 1983
	For the Nine Months Ended		(Inception)
	September 30,		through
	2007	2008	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated)

Cash flows from operating activities:
Net loss	$(84,336,192)	$(19,338,972)	$(332,547,374)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on modification of convertible debt	-	964,730	378,485
Impairment loss	19,294,877	-	21,391,528
Loss on charge off of subscription receivables	-	-	1,368,555
Issuance of common stock for services	19,519,168	4,729,541	211,214,381
Increase in debt for services and fees	-		4,456,625
Officer's stock based compensation	45,000,000	19,885,333	86,460,675
Issuance of common stock for modification of
research and development sponsorship agreement	-	-	7,738,400
Change in fair value of derivative and warrant liabilities	(14,505,323)	(10,431,555)	(51,783,444)
Net realized and unrealized loss on marketable securities	612,553	-	7,895,705
Other-than-temporary impairment of marketablesecurities available for sale	10,254,000	-	9,785,946
Legal fees incurred for note payable			1,456,142
Accrued interest expense added to principal	-	272,077	1,767,082
Amortization of discount on convertible debentures	1,765,110	1,497,617	11,603,894
Change in fair value of investments derivative liability	-	-	3,223,323
Accrued interest income added to principal	-	(656)	(305,654)
Depreciation and amortization	6,605	15,931	243,715

Other non-cash adjustments	-	-	(114,730)
(Increase) decrease in trade receivables	14,787	93,041	(65,948)
(Increase) decrease in inventories	(69,266)	(93,838)	(156,054)
(Increase) decrease in prepaid expenses and othercurrent assets	7,659	5,483	248,056
Increase in deposits	-	-	(2,348)
(Decrease) increase in accounts payable and accruedexpenses	(14,942)	19,443	2,528,338

Net cash used in operating activities	(2,450,964)	(2,381,825)	(13,214,702)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	137,174	300,000	3,758,476
Purchase of marketable securities	(302,038)	-	(2,206,379)
Investment in certificate of deposits and commercial paper	(1,650,000)	(565,000)	(1,965,000)
Maturities of certificate of deposits and commercial paper	400,000	1,565,000	1,965,000
Payment received on officer loans	-	-	876,255
Funds advanced to officers	-	-	(549,379)
Proceeds received in acquisition of consolidated subsidiaries	600,000	-	600,000
Purchase of property and equipment	(50,469)	(17,167)	(373,419)
Investment in joint ventures	-	-	(102,069)
Proceeds from foreclosure	-	-	44,450
Proceeds from the sale of property and equipment	-	-	19,250
Payment for license agreement	-	-	(6,250)

Net cash provided (used) by investing activities	(865,333)	1,282,833	2,060,935

MATECH CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

			From October 21, 1983
	For the Nine Months Ended		(Inception)
	September 30,		through
	2007	2008	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated)
Cash flow from financing activities:
Proceeds from the sale of common stock and warrants	$4,079,935	$18,624	$9,464,577
Proceeds from convertible debentures and other notes payable	200,000	1,115,000	3,162,766
Proceeds from the sale of preferred stock	-	-	473,005
Loan fees incurred on debt financing		(375,000)	(375,000)
Costs incurred in offerings	-	-	(1,130,932)
Capital contributions	-	-	301,068
Purchase of treasury stock	(55,650)	(3,266)	(170,641)
Principal reduction on notes payable	(50,000)	(25,000)	(125,000)
Payment on proposed reorganization	-	-	(5,000)

Net cash provided by (used in) financing activities	4,174,285	730,358	11,594,843

Net change in cash and cash equivalents	857,988	(368,634)	441,076

Cash and cash equivalents, beginning of period	129,296	809,710	-

Cash and cash equivalents, end of period	$987,284	$441,076	$441,076

Supplemental disclosure of cash flow information:
Interest paid during the period	$2,669	$20,281
Income taxes paid during the period	$800	$800

Supplemental disclosures of non-cash investing and financing activities:

2008

Effective June 16, 2008, the Company entered into an agreement with Palisades Capital, LLC to modify the terms of the convertible debt due them. In connection with the modification, the Company recorded a loss from the modification of the debt in the amount of $964,730. The Company also accrued a derivative liability in connection with the modification in the amount of $4,254,301. (See Note 10.)

During the nine months ended September 30, 2008, the Company issued 34,229,612 shares of its Class A common shares in the conversion of $633,271 of convertible debt.

During the nine months ended September 30, 2008, the Company issued 13,249,167 shares of its Class A common stock for consulting services valued at $3,674,940.

During the nine months ended September 30, 2008, the Company issued 378,491 shares of its Class A common stock pursuant to the anti-dilution provisions of a settlement agreement.

During the nine months ended September 30, 2008. a former employee and consultant returned a total of 700,000 shares of the Company's Class A common stock to treasury which were subsequently cancelled.

During the nine months ended September 30, 2008. the Company's president returned 30,000,000 shares of the Company's
Class A common stock to treasury which were subsequently cancelled.

During the nine months ended September 30, 2008, the Company issued 34,500,000 shares of its Class A common stock in consideration of the exercise of cashless warrants. The Company accrued a derivative liability in connection with the granting of the warrants, which had a balance of $1,151,900 on the date of exercise. The liability balance was credited to equity.

During the nine months ended September 30, 2008, the Company issued 77,600 shares of its Class A common stock for $18,624.

During the nine months ended September 30, 2008, the Company issued 8,577,907 shares of the Company's common stock through the conversion of 5,750 shares of the Company's Class E preferred shares.

During the nine months ended September 30, 2008, the Company's contingent obligation to StephenMr. Beck under a settlement agreement was reduced to $0, therefore the Company reduced its legal settlement liability by the remaining accrued provision of
$230,000, which was credited to equity.

During the nine months ended September 30, 2008, the Company obtained $55,000 through the issuance of convertible debt. In connection with this debt, the Company recognized a beneficial conversion feature of $28,140 that was credited to equity.

During the nine months ended September 30, 2008, the Company obtained $1,000,000 through the issuance of convertible debt. In connection with this debt, the Company recognized a beneficial conversion feature of $715,266 that was credited to derivative and warrant liabilities.

During the nine months ended September 30, 2008, the Company recognized compensation expense of $8,800 on the grant of options to its employees and officers for the purchase of 800.000 shares of Class A common stock. In addition, during the nine months the Company granted options to its President for the purchase of 400,000,000 shares of its Class A common stock and granted options to a consultant to purchase 15,390,546 shares of its Class A common stock. The Company recognized a derivative liability of $6,400,000 on the granting of these options. In September 2008, the Company's President returned options for 30,000,000 shares for cancellation.

During the nine months ended September 30, 2008, Palisades Capital, LLC paid $60,000 on behalf of the Company to a consultant. The $60,000 was added to the outstanding balance owed by the Company to Palisades
(See Note 10.)

2007

During the nine months ended September 30, 2007, the Company issued 11,311,424 shares of its Class A common stock for consulting and other services valued at $13,039,167. Included in the 11,311,424 shares issued, 2,970,000 shares were issued to current officers of the company which were valued at $4,398,500.

During 2007, the Company received $1,000,000 in consideration for issuing 2,500,000 units.
Each unit consists of one share of the Company's Class A common stock and a warrant to purchase one share of the Company's common stock at a price of $.60 per share. In connection with private offering the Company paid $239,065 in fees and issued warrants to purchase 2,118,334 shares of the Company's common stock at a price of $.60 per share. In other private offerings, the Company received $1,146,458 through the issuance of 3,658,400 shares of common stock and warrants. Also during the nine month period,
4,500,000 of common stock were issued through the exercise of the 4,500,000 warrants. Through the exercise of the warrants, the Company received $2,171,542 net of $528,458 in closing costs.

In connection with the above indicated private offering and related exercise of the warrants, , the Company issued
1,507,500 shares of its Class A common stock. The 1,507,500 shares were valued at $1,787,962 and charged against the proceeds received.

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

In connection with the above indicated private offering and related exercise of the warrants, , the Company issued
1,507,500 shares of its Class A common stock. The 1,507,500 shares were valued at $1,787,962 and charged against the proceeds received.

During 2007, the Company issued 10,000,000 shares its common stock in exchange for 3,000,000 shares in a company whose shares are traded on the over-the-counter pink sheets. The Company valued the shares received at $13,832,000. Subsequently, the transaction was rescinded and the 10,000,000 shares was returned to treasury for cancellation.

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

During 2007, the Company acquired all of the outstanding shares of Bridge Concept Inc., (“Bridge”) a corporation wholly owned by to its chief engineer.
In consideration for the shares received in Bridge, the Company issued 1,500,000 of its common stock and $37,500 which was paid in
October 2007. The Company treated the acquisition as a related party transaction and valued the entire acquisition at $39,000. The $39,000 was assigned to the intellectual property of Bridge which was charged off to operations as being impaired at September 30, 2007.

During 2007, the Company issued 2,352,249 shares of its common stock pursuant to anti-dilution provisions in two agreements.

MATECH CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and nine months ended September 30, 2008 and 2007

NOTE 1 - BASIS OF PRESENTATION

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

In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in Matech Corp.’s (the Company’s) Form 10-KSB for the year ended December 31, 2007.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage and, at September 30, 2008, has an accumulated deficit of $332,547,374, continues to sustain operating losses on a monthly basis, and expects to incur operating losses for the foreseeable future.  Management of the Company will need to raise additional debt and/or equity capital to finance future activities.  However, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations.  In light of these circumstances, substantial doubt exists about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

MATECH CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and nine months ended September 30, 2008 and 2007

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

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. The Company will adopt FSP 142-3 in the first quarter of 2009 and currently expect such adoption to have no impact on its results of operations, financial position, or cash flows.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will become effective 60 days following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not anticipate the adoption of SFAS 162 to have a material impact on its results of operations, financial position, or cash flows.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. EITF 03-6-1 is effective for Format, Inc. in the first quarter of 2009. The Company is currently assessing the impact of EITF 03-6-1, but does not expect that such adoption will have a material effect on its results of operations, financial position, or cash flows.

MATECH CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and nine months ended September 30, 2008 and 2007

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts.  The Company does not accrue interest on overdue accounts receivable.

The allowance for doubtful accounts is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  As of September 30, 2008, management believes all accounts receivable are collectible.  Accordingly, no allowance for doubtful accounts is included in the accompanying consolidated balance sheet.

NOTE 4 – INVESTMENTS

Commercial Paper

During the nine months ended September 30, 2008, the Company received $2,992,952 including accrued interest of $13,521, on maturities of various investments in a bank’s commercial paper. Also during the nine months, the Company reinvested $1,580,000. The balance of the Company’s investment in commercial paper at September 30, 2008 was $0.

NOTE 5 - INVENTORIES

Inventories at September 30, 2008 consist of the following:

Finished goods	$156,054

Inventories consist of sensors and other parts used in the Company’s bridge testing operations.

MATECH CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and nine months ended September 30, 2008 and 2007

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2008 consisted of the following:

Office and computer equipment	$27,645
Manufacturing equipment	230,522
258,167
Less accumulated depreciation	(173,577)
$84,590

Depreciation charged to operations for the three months ended September 30, 2008 and 2007 amount to $5,041 and $4,385, respectively.  Depreciation charged to operations for the nine months ended September 30, 2008 and 2007 amount to $15,124 and $5,798, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of the following at September 30, 2008:

	Period of Amortization

Patent costs	17 years	$28,494
License agreement (see Note 7)	17 years	6,250
Website	5 years	5,200
		39,944
Less accumulated amortization		(37,911)
		$2,033

Amortization charged to operations for the three months ended September 30, 2008 and 2007 was $269, and $269, respectively. Amortization charged to operations for the nine months ended September 30, 2008 and 2007 was $807, and $807, respectively.

Estimated amortization expense for remaining life of the intangibles is as follows:

MATECH CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and nine months ended September 30, 2008 and 2007

2008	$269
2009	$1,076
2010	$688

NOTE 8 – LICENSE AGREEMENTS

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

Interest expense charged to operations during the three months ended September 30, 2008 and 2007 amounted $9,833 and $10,232, respectively.  Interest expense charged to operations during the nine months ended September 30, 2008 and 2007 amounted $33,284, and $30,638, respectively.  The balance of the obligation (including accrued interest) at September 30, 2008 was $793,934 and is reflected in research and development sponsorship payable in the accompanying condensed consolidated balance sheet.  The current portion represents the minimum annual payment under the Workout Agreement, while the remaining balance is reflected as non-current as the Company does not expect to be required to make additional payments during the next twelve months.

MATECH CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and nine months ended September 30, 2008 and 2007

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

MATECH CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and nine months ended September 30, 2008 and 2007

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

The Company abandoned the license in October 2008.

NOTE 9 – NOTES PAYABLE

On May 27, 1994, the Company borrowed $25,000 from a shareholder.  The loan is evidenced by a promissory note bearing interest at 6.5 percent.  The note is secured by the Company’s patents and matured on May 31, 2002.  The loan has not been paid and is now in default.  As additional consideration for the loan, the Company granted to the shareholder a 1% royalty interest in the Fatigue Fuse and a 0.5% royalty interest in EFS (see Note 11).  The balance due on this loan as of September 30, 2008 was $57,978.  Interest charged to operations during the three months ended September 30, 2008 and 2007 was $406 and $406, respectively.  Interest charged to operations during the nine months ended September 30, 2008 and 2007 was $1,217 and $1,217, respectively.

MATECH CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and nine months ended September 30, 2008 and 2007

On April 28, 2003, the Company borrowed $10,000 from an unrelated third party.  The loan is unsecured, non-interest bearing and due on demand.

On March 5, 2007, the Company borrowed $200,000 from a shareholder. The loan is evidenced by an unsecured promissory note which is assessed interest at an annual rate of 8%. The note matures on March 5, 2009 when the principal and accrued interest becomes fully due and payable. The balance of the loan including accrued interest at September 30, 2008 is $226,589.  Interest charged to operations during the three months ended September 30, 2008 and 2007 was $4,478 and $4,137, respectively.  Interest charged to operations during the nine months ended September 30, 2008 and 2007 was $13,080 and $9,288, respectively.

NOTE 10 – CONVERTIBLE DEBENTURES

Palisades

On September 23, 2003, the Company entered into a Class A Secured Convertible Debenture (the “Debentures”) with Palisades, pursuant to which Palisades agreed to loan the Company up to $1,500,000.  On December 1, 2003, after Palisades had funded $240,000 of the original Debentures, the Company entered into additional Class A Secured Convertible Debentures with two additional investors, pursuant to which such investors would loan the Company up to $650,000 each, and the Company agreed that Palisades would not make additional advances under the Debentures.  The Company received a total of $1,125,000 under the Debentures. The debentures and accrued interest were fully due and payable in November 2008.

Effective June 16, 2008, the Company and Investor Group (“Palisades’) entered into Settlement Agreement and General Release whereby Palisades agreed to extend the maturity date of the convertible debentures to December 31, 2009. Under the modified terms of the underlying Notes,  the Company is required to make minimum monthly interest payments totaling $10,000, the first payment being made in August 2008.  Under the settlement and related escrow agreement, the Company is required to deposit a number of shares equal to 9.99% of its issued and outstanding Class A Common Stock into a brokerage account in the name of Agent at a firm to be determined from time to time by Agent.  The Company also agreed to modify the terms of the notes to include the following restrictions:

•
If an Event of Default occurs under the Notes, and, if such Event of Default is curable, such Event of Default continues for a period of 30 days without being cured, then the 10% interest rate set forth in the Notes will be increased to a Default Interest Rate of 18% per annum, and the total balance of principal and accrued interest of the debentures shall bear interest at the Default Interest Rate from the date of the occurrence of such Event of Default.

MATECH CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and nine months ended September 30, 2008 and 2007

•
In addition, the entry of any judgment against the Company in excess of $150,000, regardless of where, how, to whom or under what agreement such liability arises, shall be an Event of Default under the Debentures, unless (i) the Company pays such judgment within 60 days, or (ii) the Company duly files an appeal of such judgment and execution of such judgment is stayed.  Finally, the entry of any order or judgment in favor of any judgment creditor or other creditor attaching the assets of the Company shall be an Event of Default under these debentures.  The conversion price of the debentures shall not be at any time more than $0.10 per share, regardless of any combination of shares of the Common Stock of the Company by reverse split or otherwise.

•
If an Event of Default occurs which is not cured within its applicable cure period, if it is curable, the conversion price of these debentures after such cure period has expired shall be reduced to half of the pre-Event of Default conversion price.  For clarification, if the conversion price before an Event of Default were the lesser of 50% of market price or $0.10, then the new conversion price would be the lesser of 25% of market price or $0.05.

•
The Company shall not issue any shares of its Class A Common Stock without a legend stating that such shares may not be sold, transferred, pledged, assigned or alienated for a period of at least one year following the date of the issuance of such certificate, other than shares issued to or with the written consent of the Holder.  Notwithstanding the foregoing, this provision shall not apply to (i) any shares issued to purchasers in a financing where the Company receives net proceeds of at least Five Hundred Thousand Dollars ($500,000) and the shares are sold for not less than fifty percent (50%) of the closing price of the Company’s common stock reported as of the closing date of such financing, and (ii) any shares issued in connection with an acquisition of assets by the Company where (a) the Company provides to the Holder a fairness opinion as to the value of the acquired assets, and (b) the Company receives assets that are worth at least fifty percent (50%) of the closing price per share of the Company’s common stock as of the closing date of the acquisition.

•
The Company shall not enter into any agreement pursuant to which any party other than the Holder has pre-emptive rights, the right to receive shares of any class of securities of the Company for no additional consideration, the right to receive a set, pre-determined percentage of the outstanding shares of the Company for any period of time, or any other similar right that has the effect of maintaining a set percentage of the issued and/or outstanding shares of any class or classes of the capital stock of the Company.

MATECH CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and nine months ended September 30, 2008 and 2007

•
The Company shall not enter into any agreement giving another party anti-dilution protection unless (1) all shares received pursuant to such provision are subject to a two-year lock-up from the date of issuance, and (2) all such shares received are subject to a “dribble-out,” following the two-year lock-up, restricting their sale to not more than 1/20th of 5% of the previous month’s total trading volume in any single trading day.

•
The Company will not file any Registration Statement on Form S-8 nor issue any shares registered on Form S-8, exclusive of shares currently registered on Form S-8.  However, when the total capital in the Company’s cash account drops below $500,000, the Company may issue up to $30,000 worth of securities registered on Form S-8, valued at the market price of the common stock on the date of issuance, per month, non-cumulative.  Any issuance of S-8 shares will be supported by an opinion of the Company’s counsel that such issuance complies in all respects with federal securities laws.  This opinion will be provided to the legal representative of the Holder upon request.  Further, the Company will ensure that every entity or individual that receives S-8 shares will be subject to a “dribble-out” restricting their sale to not more than 1/20th of 2% of the previous month’s total trading volume in any single trading day, non-cumulative.  The above described dribble-out is not an aggregate sale restriction for all entities and individuals receiving S-8 shares;

•
The Company has informed the Holder that it is considering completing a one-for-one-thousand reverse split of its common stock, as described in an Information Statement filed by the Company on or about April 25, 2008.  The Company acknowledges that the conversion price of the Debenture shall not be effected by any such reverse split, and that after giving effect to such reverse split, the conversion price shall remain the lesser of (i) 50% of the averaged ten closing prices for the Company’s Common Stock for the ten trading days immediately preceding the Conversion Date or (ii) $0.10.  The Holder consents to this action.  The parties acknowledge that the Company is not obligated to complete this reverse-split, or any reverse split.

•
The shareholder lockup provisions will not apply to up to any shares held by Mr. Robert Bernstein, and sold by him personally in a bona-fide sale to an unrelated, unaffiliated third party; provided, that (i) the number of shares sold shall not exceed Two Million Five Hundred Thousand Dollars ($2,500,000) worth of stock, calculated based on the number of shares sold multiplied by the closing price of the stock on the date such shares are sold (if a market trade) or transferred on the books of the transfer agent (if a private transfer).  Once Two Million Five Hundred Thousand Dollars ($2,500,000) worth of

MATECH CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and nine months ended September 30, 2008 and 2007 stock has been sold as calculated above, the lockup on whatever remains of the shares owned by Mr. Bernstein (if any) goes back into effect. In this regard, if Mr. Bernstein sells any of his shares without legend, then he may only sell up to 1/20th of 5% of the previous month’s total trading volume in any single trading day, and he may not sell more than 1% of the issued and outstanding shares of Matech during any 90 day period. Further, if Mr. Bernstein sells any of his shares, he must have such shares transferred on the books of the transfer agent within five business days of the sale. Mr. Bernstein shall comply with all reporting requirements under Section 16 of the Securities Exchange Act of 1934, as amended.

As further consideration for the Note Holders to extend the maturity date of the debentures and to enter into the Settlement Agreement, the Company agreed to pay an extension fee and a settlement fee totaling $554,910, which was added to the outstanding balance of the debentures as of June 16, 2008 and grant the holders warrants to purchase 35,000,000 shares of the Company’s Class A common stock at an exercise price of the lesser of (i) $0.001 per share, or (ii) 50% of market price   The warrants expire on October 16, 2016. Payment of the warrant price may be in cash or cashless, at the option of the warrant holder.

The Company accounted for the modification of the convertible debt pursuant to EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” and recognized a loss on the modification of $964,730 that was charged to operations.

Further, Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares.  The debt can be converted into common stock at a conversions price that is a percentage of the market price; therefore, the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate. Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability. The Company recognized a derivative liability of $4,254,301 on June 16, 2008, with an offset to debt discount in the same amount.

In addition, since the convertible debenture is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock.  Therefore, the warrants issued in connection with this transaction are also shown as a derivative liability.

In connection with the settlement agreement, the Company entered into a consulting agreement with an affiliate of the debenture holders for a term commencing on May 1, 2008 and

MATECH CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and nine months ended September 30, 2008 and 2007 terminating no earlier than May 1, 2010. For the duration of the agreement, the Consultant agrees to assist the Company with implementing the Company’s business plan, assist it in identifying, analyzing, structuring and negotiating acquisitions and related activities. Under the terms of the consulting agreement, the Company agreed to pay a fee of $20,000 per month and reimburse the Consultant for reasonable expenses it incurred relating to the Company’s business. As further consideration, the Company granted warrants to the consultant to purchase 5,000,000 shares of the Company’s Class A common stock at an exercise price of the lesser of (i) $0.10 per share, or (ii) 50% of market price   The warrants expire on October 16, 2013. Payment of the warrant price may be in cash or cashless, at the option of the warrant holder. the Warrant Shares are stated after giving effect to a one for one-thousand reverse stock split completed in October 2008.

During the third quarter of 2008, the Company paid $20,000 and issued 30,000,000 shares of its Class A common stock through the conversion of $114, 000 of indebtedness.

The balance of the Debenture, including accrued interest, at September 30, 2008 was $905,884 (net of unamortized discount of $3,398,311).  Interest charged to operation in on the face amount of the debentures for the three months ended September 30, 2008 and 2007 was $107,576 and $73,713, respectively.  Interest charged to operation on the face amount of the debentures for the nine months ended September 30, 2008 and 2007 was $226,909 and $204,181, respectively.  Amortization expense of the discount also charged to operations as interest expense for the three months ended September 30, 2008 and 2007 amounted to $630,357 and $330,697, respectively. Amortization expense of the discount charged to operations as interest expense for the nine months ended September 30, 2008 and 2007 amounted to $1,439,401 and $1,155,111, respectively.

At September 30, 2008, the fair value of the derivative liabilities relating to the above indicated convertible debt and warrants amounted to $3,126,644. As the modification has an effective date of June 16, 2008, it impacted the Company’s June 30, 2008 financial statements. A restatement of these financial statements that include the effect of the above-indicated modifications is provided in Note 16.

GGI

During the nine months ended September 30, 2008, the Company issued 122,512 shares of its Class A common stock through the conversion of the total balance due on the convertible debt amounting to $91,384.  Interest charged to operations relating to this debt during the nine months ended September 30, 2008 and 2007 amounted to $281 and $2,356, respectively.

In addition, since the Debentures allow the holders to convert the outstanding principal amount into shares of the Company’s common stock at a discount to fair value, the Company recorded

MATECH CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and nine months ended September 30, 2008 and 2007 the fair value of the conversion feature of $40,000 in 2005.  Amortization expense of the discount also charged to operations as interest expense for the nine months ended September 30, 2008 and 2007 amounted to $13,333 and $6,666, respectively.

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

The balance of the Debenture, including accrued interest, at September 30, 2008 was $32,048 (net of unamortized discount of $24,079).  Interest charged to operations for the three and nine months ended September 30, 2008 amounted to $659 and 1,127, respectively. The beneficial conversion feature is treated as a discount against the face amount of the debt and is amortized into interest expense over the term of note. Amortization expense on the discount charged to operations for the three and nine months ended September 30, 2008 amounted to $2,364 and $4,060, respectively.

The Company’s market price of its common stock at September 30, 2008 was below the exercise price and therefore no derivative liability was recorded at September 30, 2008.

Kreuzfeld

In July 2008, the Company entered into a financing agreement to borrow a total of $1,000,000 through the issuance of a convertible note. Interest accrues on the outstanding loan balance at an annual rate of 10% per annum. Principal is due on the maturity date with accrued interest due quarter; however,  the Company has the right to defer interest payments until the maturity date so long as it does not have positive earnings  before interest, taxes, depreciation and amortization (“EBITDA”).  The maturity date of the note is December 31, 2011.  The balance owed on the note, including accrued interest, is convertible at the election of the holder into so many free trading shares of the Company’s common stock based upon a conversion price of the lesser of (i) 50% of the averaged ten closing prices for the Company’s common stock for the ten (10) trading

MATECH CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and nine months ended September 30, 2008 and 2007 days immediately preceding the conversion date or (ii) $0.10.  The Company is required to reserve the number of  free trading shares of Common Stock required pursuant to and upon the terms set forth in the Subscription Agreement (approximately 100,000,000 shares), to permit the conversion of this Debenture. The Company has pledged significantly all of its assets as collateral on this loan.

As the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate, the convertible debenture must be bifurcated from the debt and shown as a separate derivative liability. Company recognized a beneficial conversion feature of $715,266 and a derivative liability of the same amount upon receipt of the loan.

The balance of the Debenture, including accrued interest, at September 30, 2008 was $342,270 (net of unamortized discount of $674,443).  Interest charged to operations on the debenture for the three and nine months ended September 30, 2008 amounted to $16,712, respectively. The beneficial conversion feature is treated as a discount against the face amount of the debt and is amortized into interest expense over the term of note. Amortization expense on the discount charged to operations for the three and nine months ended September 30, 2008 amounted to $40,823, respectively.

The Company incurred fees in connection with obtaining the loan totaling $375,000. The $375,000 is being amortized into interest expense over the term of the note. The amount charged to interest expense during the three months and nine months ended September 30, 2008 amounted to $18,292. The unamortized balance of deferred loan fees is reflected on the balance sheet as an asset and its balance as of September 30, 2008 amounted to $356,708.

At September 30, 2008, the fair value of the derivative liability was $373,391.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Royalties

A summary of royalty interests that the Company has granted and are outstanding as of September 30, 2008 follows:

MATECH CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and nine months ended September 30, 2008 and 2007

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
ISURF (see Note 7) **
Net sales of licensed products	-	-	-	-	3.0%
Sublicensing income	-	-	-	-	25.00%
Shareholder	1.00%	0.50%	-	-	-

** License cancelled in October 2008

Litigation

In December 2006, the Company entered into a settlement agreement and release agreement, as well as irrevocable escrow instructions, to settle the lawsuit filed on March 8, 2006.  As consideration under the settlement, the Company issued 5,000,000 shares of its common stock to Mr. Beck, with the shares to be held by an escrow agent and distributed to Mr. Beck monthly with a trading limit equal to 8% of the previous month’s trading volume of the Company’s common stock, until Mr. Beck has received a total of $800,000.  As the Company has guaranteed this debt to Mr. Beck in the amount of $800,000, the Company originally recorded a liability for this amount at the time of the settlement.  As Mr. Beck receives proceeds from the sale of his shares through the public market, the Company is reducing its guarantee by that amount.  As of September 30, 2008, the Company believes its guarantee to Mr. Beck was $0.

Mr. Beck has alleged that additional amounts are due him and filed suit against the Company. As of September 30, 2008, the suit is on-going.

MATECH CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and nine months ended September 30, 2008 and 2007

The Company has also been named as a defendant in a lawsuit alleging breach of contract due to the Company’s failure to pay certain amounts due to a consultant for services.  The Company settled with the plaintiff in October 2008. Under the terms of the settlement, the Company agreed to pay $250,000 with a down payment of $15,000 due by November 30, 2008. The remaining balance is payable in monthly installments of $5,000. In addition, the Company is required to the Plaintiff a percentage of any net sums/dollars received by the Company for any equity or debt instrument, including sale by Robert Bernstein of his stock, as follows to reduce the $250,000 settlement amount:

    5% up to the first 2 million dollars
    4% for $2,000,001 to $4,000,000
    3% over $4,000,000

In the event the Company is determined to be in default under the settlement agreement, it is required to pay the plaintiff $250,000 less any amounts already paid, plus 10% interest on the remaining amount of the $250,000 settlement (commencing October 7, 2008 to the date of default), plus $36,000 as a penalty. As September 30, 2008, the Company valued the obligation at its fair value of $222,852, based upon the present value of the required future cash flows using an annual interest rate of 6%.

In the ordinary course of business, the Company may from time to time be involved in other various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon its financial condition and/or results of operations.  However, in the opinion of its management, matters currently pending or threatened against the Company are not expected to have a material adverse effect on its financial position or results of operations.

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

MATECH CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and nine months ended September 30, 2008 and 2007 the maximum potential future payments the Company would be obligated to make.  Historically, the Company has not been obligated to make significant payments for these obligations and no liability has been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

NOTE 12 – EMPLOYEE BENEFIT PLAN

On December 14, 2007, the Company adopted a 401k retirement plan for its employees. To be eligible to participate in the plan, an employee must be at least 21 years for age and work for the Company for six consecutive months. Company contributions and employee match are discretionary. During the nine months ended September 30, 2008, the Company did not contribution to the plan.

NOTE 13 – STOCKHOLDERS' EQUITY

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

MATECH CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and nine months ended September 30, 2008 and 2007

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

Class D Preferred Stock

Holders of Class D preferred stock have a $0.001 liquidation preference, no voting rights and are junior to holders of all classes of preferred stock but senior to common shareholders in terms of liquidation rights.  Class D preferred stockholders are entitled to dividends as declared by the Company’s Board of Directors, which have not been declared as of September 30, 2008.  Holders of Class D preferred stock have the right to convert their shares to common stock on a 300-to-1 basis. As of September 30, 2008, there were no Class D Preferred shares outstanding.

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

MATECH CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and nine months ended September 30, 2008 and 2007

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

During the nine months ended September 30, 2008, 5,750 shares of Class E convertible preferred stock were converted into 8,577,907 shares of the Company’s Class A common stock.

Class A Common Stock

The holders of the Company's Class A common stock are entitled to one vote per share of common stock held.

During the nine months ended September 30, 2008, the Company issued 91,012,777 and cancelled 30,792,977 shares of its common stock.

From time to time, the Company issues its common shares and holds the shares in escrow on behalf of another party until consummation of certain transactions.  The following is a reconciliation of shares issued and outstanding as of September 30, 2008:

Issued shares	205,736,018
Less shares held in escrow:
Shares issued to the Company and held in escrow	(3,357,397)
hares held in escrow pursuant to agreement debenture holders	(8,000,000)
Contingent shares held related to the Beck settlement
for antidilution purposes (see Note 10)	(7,805,368)
Other	(6,000)
(19,168,765)

Outstanding shares (including shares committed)	186,567,253

MATECH CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and nine months ended September 30, 2008 and 2007

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

2008

During the nine months ended September 30, 2008, the Company issued 91,012,777 shares of its Class A common stock, of which 34,229,612 shares were issued in the conversion of $631,271 of convertible debt, 13,249,167 shares for consulting and other services valued at $3,669,025, 378,491 shares issued pursuant to an anti-dilutive provision of a settlement agreement, valued at par, and 34,500,000 shares issued on the exercise of 34,500,000 warrants. Upon the issuing of the 34.500.000 shares, the Company credited its related derivative warrant liability of $1,151,900 to equity. In addition, during the nine-month period, the Company issued 8,577,907 shares of common stock on the conversion of 5,750 shares of Class E preferred shares, and recognized compensation of $3,715 on the granting of warrants to purchase 18,750,200 shares of the Company’s common stock.

During the nine-months ended September 30, 2008, the Company’s President returned 30,000,000 shares of common stock for cancellation. Also during the same nine-month period, another 792,977 common shares were returned for cancellation.

Stock Options

The Company has the following stock option plans:  The 2003 Stock Option, SAR and Stock Bonus Consultant Plan (“the 2003 Plan”), the 2006 Non-Qualified Stock Grant and Option Plan (the “2006 Plan”), and the 2006/2007 Non-Qualified Stock Grant and Option Plan (the “2006/2007 Plan”), and the 2008 Incentive and Nonstatutory Stock Option Plan..

In April 2006, the Company adopted the 2006 Plan and reserved 100,000 shares of its common stock for grant.  Eligible plan participants include independent consultants, and the Company may issue shares of stock or options may be granted at any price. The plan expires upon the  earlier of all reserved shares being granted or April 18, 2016.

MATECH CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and nine months ended September 30, 2008 and 2007

In December 2006, the Company adopted the 2006/2007 Plan and reserved 3,000,000 shares of its common stock for grant.  Eligible plan participants include independent consultants, and the Company may issue the shares of the stock or option may be granted at any price.  The plan expires upon the earlier of all reserved shares being granted or December 1, 2016.

On April 22, 2008, the Board of Directors adopted the 2008 Incentive and Nonstatutory Stock Option Plan for its employees, directors, and consultants. The Company initially reserved 100,000,000 shares of its Class A common shares to be issued under the plan. The plan was later amended to increase the number of shares reserved to 400,000,000. On April 22, 2008, the Company granted Mr. Bernstein options under the plan to purchase 30,000,000 shares of the Company’s Class A common stock at a price of $.04 per share. The options expire ten years after grant. On April 23, 2008, the Company granted Mr. Bernstein options under the plan to purchase 300,000,000 shares of the Company’s Class A common stock at a price of $.00462 per share. These options were returned by Mr. Bernstein on September 4, 2008 for cancelation. On May 4, 2008, the Company granted Mr. Bernstein options under the plan to purchase 70,000,000 shares of the Company’s Class A common stock at a price of $.0077 per share. The options expire ten years after grant.

These option agreements allow for cashless exercises when the fair market value of the Company’s common stock exceeds the respective exercise price. The Company deemed these options to be derivatives based upon their terms. At September 30, 2008, the exercise price was higher than the market price of the Company’s underlying common stock and therefore no liabilities were recorded.

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

On April 9, 2008, pursuant to a consulting agreement, the Company granted options to a consultant to purchase 15,390,546 shares of Class A common stock at a price of $.025 per share. The options expire on April 9, 2018. The terms of the grant allow for cashless exercises when the fair market value of the Company’s common stock exceeds the respective exercise price. The Company deemed these options to be derivatives based upon their terms but at September 30, 2008, the exercise price was higher than the market price of the Company’s underlying common stock and therefore no liabilities were recorded.

MATECH CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and nine months ended September 30, 2008 and 2007

Stock Warrants

During the year ended December 31, 2006 the Company issued 35,000,000 warrants to Palisades as part of the Company’s modification of Palisades’ convertible debentures (see Note 10).  The Company has valued these warrants using a market capitalization method in accordance with its established accounting policy.  The warrants are exercisable at a price of the lesser of: (a) $0.001 per share; (b) 50% of the market price on the date of exercise. During the nine months ended September 30, 2008, 34,500,000 warrants were exercised.

In addition to the 500,000 warrants as indicated above, the Company has granted as part of a private offering, warrants to purchase 4,618,334 shares of its Class A Common Stock. The Company was obligated to register the underlying 4,618,334 shares, but failed to do so, On August 19,, 2008, in settlement for the failure to file the registration statement. The Company cancelled the 4,618,334 warrants and granted to the holders warrants to purchase 18,575,200 shares of its common stock at a purchase price of $0.20 per share. These warrants expire on August 19, 2009.

Under the terms of its June 16, 2008 settlement agreement with Palisades, the Company granted warrants to the debenture holders to purchase a total of 35,000,000 shares of the Company’s common stock at a price per share of the lesser of (i) $0.001 per share, or (ii) 50% of market price   The Warrants expire on October 16, 2016. The Company also granted warrants to purchase 5,000,000 shares if its common stock to an affiliate of the debenture holders as part consideration for consultant services. The 5,000,000 warrants are exercisable at a price per share of the lesser of (i) $0.10 per share, or (ii) 50% of market price   The Warrants expire on October 16, 20136. The terms of the respective warrant agreements allow the warrant holder certain piggyback registration rights.

On September 15, 2008, the Company granted warrants to a consultant purchase 6,000,000 shares of the Company’s Class A Common Stock at a purchase price of $.10 per share. The warrants expire on September 15, 2009.

The following table summarizes the warrants and options outstanding at September 30, 2008:

MATECH CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and nine months ended September 30, 2008 and 2007

Weighed
	Options/	Average
	Warrants	Exercise
	Outstanding	Price

Balance – December 31, 2007	5,118,334	$0.460
Granted *	456,190,546	$0.007
Exercised	-	-
Forfeited	-	-
Balance – June 30, 2008	461,308,880	$	. 012
Granted	24,575,200		$0.176
Exercised	-		-
Forfeited	(304,618,334)		$(.004)
Balance– Sept 30, 2008	181,265,746		$0.034

*	Restated to include the 40,000,000 warrants granted to Palisades and affiliate with an effective date of June 16, 2008.

NOTE 14 – RELATED PARTY TRANSACTIONS

As of September 30, 2008, the Company was owed $9,180 from its President.  The loan is assessed interest at an annual rate of 10%.  Interest credited to operations relating to this loan during the three months ended September 30, 2008 and 2007 amounted to $225 and $204, respectively Interest credited to operations relating to this loan during the nine months ended September 30, 2008 and 2007 amounted to $655 and $592, respectively

On November 21, 2006, the Company entered into a stock grant and general release agreement with the Company’s CEO, for the purpose of showing the Company’s appreciation for the CEO’s work over the past several years.  Under the agreement, the CEO was issued 30,000,000 shares of the Company’s Class A common stock, restricted in accordance with Rule 144, and subject to forfeiture back to the Company in accordance with the terms of the agreement, if he is not employed by the Company for 3 years from the date of the agreement.  Additionally under the terms of the agreement, the CEO has released the Company from any and all claims he may have against the

MATECH CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and nine months ended September 30, 2008 and 2007

Company for any monies owed to him as of the date of the agreement.  The value assigned to the shares issued to the CEO has been determined to be $180,000,000 based on the Company’s trading price of the shares on date of issuance.  The value will be recorded as additional compensation expense over the 36 month term of the agreement.  On April 29, 2008, the President returned the 30,000,000 shares to the Company for cancellation. The Company ceased recognizing compensation when these shares were returned. During the nine months ended September 30, 2008 and 2007, the Company charged to operations $19,833,333 and $30,000,000, respectively.

NOTE 15 – SUBSEQUENT EVENTS

Effective October 3, 2008, the Company authorized a 1000 to 1 reverse stock split. In addition, the Company changed its name to Matech Corp.  Pro forma loss per share assuming the reverse stock split took effect at the beginning of each period presented are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Income (loss)	$(31,203,869)	$5,629,997	$(84,336,192)	$(18,755,905)

Per share data:
Basic and diluted net loss per share	$(251.08)	$32.13	$(829.50)	$(119.56)
Weighted average Class A common shares outstanding - basic and diluted	124,276	175,240	101,671	156,873

NOTE 16 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As discussed in Note 10, the Company entered into a settlement agreement with Palisades that has an effective date of June 16, 2008. The modified terms had a significant impact on the Company’s activity for the period ended June 30, 2008. Therefore, the Company has restated its June 30, 2008 financial statements. The net effect of the restatements is as follows:

MATECH CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and nine months ended September 30, 2008 and 2007

	For the Three Months Ended
	June 30, 2008
	As Originally Stated		Adjustments	As Corrected
Revenues:
Research and development	$-		-	$-
Revenue from bridge testing	-		-	-
Other	-		-	-

Total revenues	-		-	-

Costs and expenses:
Research and development	150,847		-	150,847
General and administrative	5,517,443,		-	5,517,443

Total costs and expenses	5,668,290		-	5,668,290

Loss from operations	(5,668,290)		-	(5,668,290)

Other income (expense):
Interest expense	(397,973)	1)	(208,055)	(606,028)
Loss on modification of convertible debt	-	2)	(964,730)	(964,730)
Change in fair value of derivative liabilities	(6,036,711)	3)	(65,066,965)	(71,103,676)
Interest income	3,080		-	3,080
Other expense, net	-		-	-

Loss before provision for income taxes	(12,099,894)		(66,239,750)	(78,339,644)

Provision for income taxes	-		-	-

Net loss	$(12,099,894)		$(66,239,750)	$(78,339,644)

Per share data:
Basic and diluted net loss per share	$(0.08)		$(0.42)	$(0.50)
Weighted average Class A common shares outstanding - basic and diluted	156,616,668		156,616,668	156,616,668

1) To record additional interest on the increased balance of debt totaling $16,597 and amortization of increased discount totaling $191,458.
2) To record loss on modification of convertible debt.
3) To expense increase in derivative liability due to the reduction in conversion price of convertible debt and granting of warrants to purchase 40M shares of common shares.

MATECH CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and nine months ended September 30, 2008 and 2007

	For the Six Months Ended
	June 30, 2008
	As Originally Stated		Adjustments	As Corrected
Revenues:
Research and development	$-		-	$-
Revenue from bridge testing	1,090		-	1,090
Other	-		-	-

Total revenues	1,090		-	1,090

Costs and expenses:
Research and development	309,840		-	309,840
General and administrative	25,845,768		-	25,845,768

Total costs and expenses	26,155,608		-	26,155,608

Loss from operations	(26,154,518)		-	(26,154,518)

Other income (expense):
Interest expense	(768,964)	1)	(208,055)	(977,019)
Gain on modification of convertible debt	-	2)	(964,730)	(964,730)
Other-than-temporary impairment of marketable securities available for sale	-		-	-
Net unrealized and realized loss of marketable securities	(8)		-	(8)
Change in fair value of derivative liabilities	2,522,864	3)	(65,066,965)	(62,544,101)
Interest income	15,523			15,523

MATECH CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and nine months ended September 30, 2008 and 2007

Loss before provision for income taxes	(24,385,103)	(66,239,750)	(90,624,853)

Provision for income taxes	(800)	-	(800)

Net loss	$(24,385,903)	$(66,239,750)	$(90.625.653)

Per share data:
Basic and diluted net loss per share	$(0.17)	$(44)	$(0.61)
Weighted average Class A common shares outstanding - basic and diluted	147,589,164	147,589,164	147,589,164

1) To record additional interest on the increased balance of debt totaling $16,597 and amortization of increased discount totaling $191,458.
2) To record loss on modification of convertible debt.
3) To expense increase in derivative liability due to the reduction in conversion price of convertible debt and granting of warrants to purchase 40M shares of common shares.

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

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have sustained operating losses since our inception (October 21, 1983).  In addition, we have used substantial amounts of working capital in our operations.  Further, at September 30, 2008, the deficit accumulated during the development stage amounted to approximately $332,547,374.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon our ability to meet our financing requirements and the success of our future operations.  During 2007, we received approximately $4,000,000 in private financing, primarily from the sale of equity and debt securities.  Thus far in 2008, we have received approximately $1,055,000 in private financing, also primarily from the sale of equity and debt securities.  We plan to continue to raise funds through the sale of our securities for the foreseeable future.  In addition in 2007, we received contracts to inspect certain bridges with nine states which generated gross revenue of approximately $201,917.  Thus far in 2008, we have received contracts to inspect certain bridges with four entities which generated gross revenue of approximately $30,359.  We have begun marketing our current technologies while continuing to develop new methods and applications.  We will need to raise additional capital to finance future activities and no assurances can be made that current or anticipated future sources of funds will enable us to finance future operations.  In light of these circumstances, substantial doubt exists about our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Results of Operations for the Nine Months Ended September 30, 2008 as Compared to the Nine Months Ended September 30, 2007 (Unaudited)

Revenues and Loss from Operations

Our revenue, research and development costs, general and administrative expenses, and loss from operations for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 are as follows:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Percentage Change

Revenue	$30,359	$146,745	(79.31)%
Research and Development costs	423,428	3,533,343	(88.02)%
General and Administrative expenses	$26,619,102	$82,608,673	(67.78)%
Loss from operations	$(27,042,530)	$(85,995,271)	(68.55)%

Our revenues were derived exclusively from bridge testing.

Of the $423,428 in research and development costs for the nine months ended September 30, 2008, $237,530 was incurred in salaries to our in-house engineering staff which included an officer and director, $146,998 was paid to outside consultants and for related expense reimbursements, and we valued the issuance of 150,000 shares of our common stock that were issued to various consultants valued at $34,500.  Of the $423,428 in research and development costs, $4,400 was compensation expense recognized on the granting of options to our staff to purchase a total of 400,000 shares of our common stock at a price per share of $.011.

Of the $3,533,343 in research and development costs for the nine months ended September 30, 2007, $131,221 was incurred in salaries to our in-house engineering staff which included an officer and director, $257,022 was paid to outside consultants and for related expense reimbursements, and we valued the issuance of 2,116,000 shares of our common stock that were issued to various consultants and a director valued at $3,145,100.

General and administrative expenses were $26,619,102 and $82,608,673, respectively, for the nine months ended September 30, 2008 and 2007.  The major expenses incurred during each of the quarters were:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Consulting services	$4,999,837	$16,506,521
Officers’ salaries	351,002	207,916
Officer’s stock based compensation	19,887,533	45,000,000
Office salaries	108,100	66,756
Office expense	63,167	66,480
Professional fees	680,927	856,463
Rent	24,648	23,004
Marketing	182,474	335,706
Impairment loss	-	19,294,875
Payroll taxes	38,395	44,717
Travel	82,173	104,659
Insurance	51,997	30,208
Telephone	16,696	19,740

Of the $4,999,837 in consulting expense for the nine months ended September 30, 2008, $3,586,240 was related to the issuance of 11,099,167 shares of common stock.  In addition, we charged $1,100,000 in consulting fees through an increase in convertible debt in the same amount. Of the $16,506,521 in consulting expense for the nine months ended September 30, 2007, $13,288,767 was related to the issuance of 8,650,424 shares of common stock.  Of the $856,463 in professional fees for the nine months ended September 30, 2007, $655,300 was related to the issuance of 1,800,000 shares of common stock.

Other Income and Expenses and Net Loss

Our loss on modification of convertible debt, modification of research and development sponsorship agreement, loss on subscription receivables, interest expense, other-than-temporary impairment of marketable securities, change in fair value of derivative and warrant liabilities, loss on settlement of lawsuits, and net loss for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 are as follows:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Percentage Change

Interest expense	$(1,808,697)	$(2,014,161)	(10.20)%
Loss on modification of Convertible debt	$(964,730)	$-	-0-
Net unrealized and realizedl oss of marketable securities	$-	$(10,866,553)	-0-
Change in fair value of derivative and warrant liabilities	$10,431,555	$14,505,323	(28,08)%
Interest income	$15,879	$35,270	(54.98)%
Provision for income taxes	(800)	(800)	0%
Net loss	$(19,338,972)	$(84,336,192)	77.07%

Our interest expense includes amortization of debt discounts totaling $1,497,618 during the nine months ended September 30, 2008 and $1,765,110 during the nine months ended September 30, 2007.  The change in fair value of derivative and warrant liabilities represents the change in derivative values related to warrants and convertible debt with Palisades Capital, LLC and Golden Gate Investors, Inc.

Liquidity and Capital Resources

Introduction

During the nine months ended September 30, 2008, as with the nine months ended September 30, 2007, we did not generate positive cash flow.  As a result, we funded our operations through the private sale of equity and debt securities, the issuance of our securities in exchange for services, and loans.

Our cash, investments in marketable securities held for trading, investments in marketable securities available for sale, accounts receivable, prepaid services, prepaid expenses and other current assets, total current assets, total assets, total current liabilities, and total liabilities as of September 30, 2008, as compared to September 30, 2007, were as follows:

	September 30, 2008	September 30, 2007

Cash	$441,076	$987,284
Marketing securities - trading	$-	$453,181
Marketing securities - available for sale	$-	$120,000
Investment in certificates of deposit	$-	$1,107,681
Accounts receivable	$15,620	$-
Inventories	$156,054	$-
Prepaid expenses and other	$70,423	$204,501
Total current assets	$683,173	$2,872,647
Total assets	$1,128,852	$2,928,147
Total current liabilities	$965,775	$524,057
Total liabilities	$6,737,797	$34,171,450

Cash Requirements

For the nine months ended September 30, 2008, our net cash used in operations was $(2,381,825) compared to $(2,450,964) for the nine months ended September 30, 2007.

Negative operating cash flows during the nine months ended September 30, 2008 were primarily created by a net loss from operations of $(19,338,972), offset by the issuance of stock for services of $4,729,541, amortization of discount on convertible debentures of $1,497,617 and an increase in officer stock based compensation of $19,885,333.  There was also an decrease in the fair value of derivative and warrant liabilities of $(10,431,555), accrued interest on debt of $272,077, net decrease in other assets of $19,961and net increase in other liabilities of $19,443.

Negative operating cash flows during the nine months ended September 30, 2007 were primarily created by a net loss from operations of $(84,336,192), offset by impairment losses of $19,294,877 incurred in connection with the acquisition of a subsidiary, the issuance of stock for services of $19,519,168, amortization of discount on convertible debentures of $1,765,110, a decrease in the fair value of derivative and warrant liabilities of $(14,505,323), an increase in accounts payable and accrued expenses of $(14,942), an increase in officer stock based compensation of $45,000,000 and a net increase in other assets of $(40,215).  There was also a decrease in the fair value of derivative and warrant liabilities of $14,505,323. Because of our need for cash to fund our continuing research and development, we do not have an opinion as to how indicative these results will be of future results.

Sources and Uses of Cash

Net cash provided by (used in) investing activities for the nine months ended September 30, 2008 and 2007 were $1,282,833 and $(865,333), respectively.  For the nine months ended September 30, 2008 and 2007, the net cash came primarily from the sale of securities and maturities of other investments in the amount of $1,865,000 and $537,174, respectively, offset by the amount for purchase of securities of $(565,000) and $(1,952,038), respectively.  Net cash from investment activities during the nine months ended September 30, 2008 and 2007, were further decreased by $17,167 and $50,469, respectively, for amounts we paid in the purchase of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2008 and 2007, was $730,358 and $4,174,285, respectively.  For the nine months ended September 30, 2008, the net cash used pertained to the purchase of  207,000 shares of our common stock still held in treasury totaling $3,266 and an increase in the amount of indebtedness of $1,115,000.  In addition, during the nine month ended September 30, 2008, the Company received $18,624 through the issuance of 77,600 of its common stock.  For the nine months ended September 30, 2007, the net cash came primarily from the sale of common stock and warrants of $4,079,935 and proceeds from convertible debentures and other notes payable of $200,000.

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

On November 30, 2007, Gem Advisors, Inc. (“Gem”) filed a lawsuit against us, Robert M. Bernstein, and Lawrence I. Washor (who represented us in the lawsuit against Gem filed on June 15, 2005), for breach of contract (settlement), breach of contract (for transfer to Gem of 585,000 shares we held in another company), breach of covenant of good faith and fair dealing, and fraud and deceit – promise made without intention to perform (the only cause of action asserted against Robert M. Bernstein and Lawrence I. Washor).  Gem sought damages in excess of $250,000. On April 10, 2008, the court sustained Lawrence I. Washor’s demurrer to the complaint, and dismissed Lawrence I. Washor from the lawsuit.

On October 9, 2008, we agreed to a settlement with Gem on the record of the court.  The settlement provides that, in exchange for Gem’s agreement to dismiss its lawsuit against us and our Chief Executive Officer, Robert M. Bernstein, we would pay Gem the total sum of $250,000 as follows: (1) $15,000 by November 30, 2008; (2) $5,000 no later than the last day of the month each month thereafter; and (3) a percentage of any net funds received by us for any equity or debt instrument sold, including any funds received from Robert M. Bernstein from the sale of his stock, to reduce the $250,000 settlement amount, as follows: (i) 5% up to the first $2,000,000 received, (ii) 4% for amounts received between $2,000,001 to $4,000,000, and (iii) 3% of all amount received over $4,000,000.

Item 1A.   Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On July 14, 2008, we issued 10,000,000 shares of our common stock, restricted in accordance with Rule 144, in consideration for the cancellation of $20,000 of convertible debt. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the “Act”), and the shareholders are accredited investors who are familiar with our operations.

On August 14, 2008, we issued 20,000,000 shares of our common stock, restricted in accordance with Rule 144, in consideration for the cancellation of $40,000 of convertible debt. The issuances were exempt from registration pursuant to Section 4(2) of the Act, and the shareholders are accredited investors who are familiar with our operations.

On August 29, 2008, we issued warrants to purchase 6,000,000 shares of our common stock at a price of $0.20 per share.  We issued the securities to one non-U.S. person (as that term is defined in Regulation S of the Act) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Act.

Item 3.   Defaults Upon Senior Securities.

There have been no events which are required to be reported under this item.

Item 4.   Submission of Matters to a Vote of Security Holders.

On September 9, 2008, a majority of our shareholders executed a majority written consent in lieu of an annual meeting to avoid the expenses of holding a formal annual meeting.  The majority shareholders voted to: (a) re-elect the current directors on our Board of Directors (Robert M. Bernstein, William Berks, and Joel R. Freedman); (b) ratify our current capitalization of: 600,000,000 shares of Class A common stock; 600,000 shares of Class B common stock; and 50,000,000 shares of preferred stock; (c) amend our Articles of Incorporation to effect a one for 1,000 reverse stock split; (d) amend our Articles of Incorporation to change our name to Matech Corp.; (f) authorize our 2008 Stock Option Plan; and (g) ratify our appointment of Gruber & Co., LLC as our independent public accountants.

Item 5.   Other Information.

None.

1 Shares were purchased in an open-market transaction.

Item 6.   Exhibits.

3.1	Certificate of Amendment of Articles of Incorporation, dated September 30, 2008

10.1	Settlement Agreement and Release with RBC Dexia Investor Services Bank Luxembourg, Anima S.G.R.P.A. Rubrica Anima America, and Kreuzfeld Ltd., dated August 19, 2008

10.2	Amendment to Settlement Agreement and Release with Kreuzfeld Ltd., dated August 19, 2008

10.3	Settlement Agreement and Release with Patrick Fischli, dated August 28, 2008

10.4	Settlement Agreement and Release with Rubrica Anima Fondattivo, dated August 28, 2008

10.5	Settlement Agreement and Release with Rubrica Anima Fondo Trading, dated August 28, 2008

10.6	Settlement Agreement and Release with Bank Julius Baer & Co. Hong Kong, dated August 28, 2008

10.7	Warrant Agreement with RBC Dexia Investor Services Bank Luxembourg, dated August 29, 2008

10.8	Warrant Agreement with Kreuzfeld Ltd., dated August 29, 2008

10.9	Warrant Agreement with Patrick Fischli, dated August 29, 2008

10.10	Warrant Agreement with Rubrica Anima Fondo Trading, dated August 29, 2008

10.11	Warrant Agreement with Rubrica Anima Fondattivo, dated August 29, 2008

10.12	Warrant Agreement with Bank Julius Baer & Co. Hong Kong, dated August 29, 2008

10.13	Warrant Agreement with Anima S.G.R.P.A. Rubrica Anima America, dated August 29, 2008

10.14	Warrant Agreement with Continental Advisors, dated August 29, 2008

10.15	Amendment to Settlement Agreement with RBC Dexia Investor Services Bank Luxembourg, dated November 4, 2008

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Dated: November 13, 2008	/s/ Robert M. Bernstein
By: Robert M. Bernstein
Its: President, Chief Executive Officer,
and Chief Financial Officer (Principal
Executive Officer, Principal Financial
Officer and Principal Accounting Officer)