Form 10-K
period 2008-12-31
MATECH Corp.
filed 2009-04-15
CIK 1036668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 333-23617

MATECH Corp.
(Exact name of registrant as specified in its charter)

Delaware	95-4622822
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11661 San Vicente Boulevard, Suite 707
Los Angeles, California 90049
(Address of principal executive offices)

Registrant’s telephone number, including area code: (310) 208-5589

Securities registered pursuant Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed fiscal quarter ended March 31, 2009:  $61,247,408

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court..  Yes ☐  No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  April 9, 2009, 32,539,790 shares of Class A common stock, $.001 par value; and 600,000 shares of Class B common stock, $.001 par value

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c ) under the Securities Act of 1933:  None.

MATECH Corp.
Annual report for the period ended December 31, 2008

INDEX

PART I

ITEM 1 – Business

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

Our Patents are Encumbered

The patents described in the preceding section are pledged as collateral to secure the repayment of loans extended to us or indebtedness that we currently owe.  On August 30, 1986, we entered into a funding agreement with the Advanced Technology Center, whereby ATC paid $45,000 to us for the purchase of a royalty of 3% of future gross sales and 6% of sublicensing revenue.  The royalty is limited to the $45,000 plus an 11% annual rate of return.  The payment of future royalties was secured by equipment we used in the development of technology as specified in the funding agreement; however, no lien against our equipment or our patents in favor of ATC vested until we generated royalties from product sales.

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

Competition

Other technologies exist which identify cracks which may be the result of fatigue damage.  Single cracks larger than a minimum size can be found by nondestructive inspection methods such as dye penetrant, radiography, eddy current, acoustic emission, and ultrasonics.  Ours is the only one known able to detect growing cracks.  Tracking of load and strain history, to subsequently estimate fatigue damage by computer processing, is possible with recording instruments such as strain gauges and counting accelerometers.  These methods have been used for over 40 years and also offer the advantage of having been accepted in the market, whereas our products remain largely unproven.  Companies marketing these alternate technologies include Magnaflux Corporation, Kraut-Kramer-Branson, Dunegan-Endevco, and Micro Measurements.  These companies have more substantial assets, greater experience, and more resources than us, including, but not limited to, established distribution channels and an established customer base.  The familiarity and loyalty to these technologies may be difficult to dislodge.  Because we are still in the development stage, we are unable to predict whether our technologies will be successfully developed and commercially attractive in potential markets.

Employees

We have eight full-time employees.  In addition, we retain consultants on an independent contractor basis for specialized work.

ITEM 1A – RISK FACTORS

Financial Position of the Company, Working Capital Deficit; Report of Independent Registered Public Accounting Firm

The Company has generated no earned income during its fiscal year ended December 31, 2008.  The Company has not yet generated sufficient operating income from operations, nor is there any assurance that the Company will achieve future revenue levels and operating efficiencies to support existing operations, generate positive cash flow from operations or recover its proposed investment in its property, plant and equipment. The Company expects to show continued losses through the first half of calendar 2009 and there can be no assurance that such losses will not continue thereafter. The success of the Company’s operations are largely dependent upon its ability to establish and improve operating efficiencies and overall production capacity, generate substantial sales revenues and generate adequate cash-flows from operations. The Company’s operations are subject to numerous risks associated with the establishment of its business, including lack of adequate financing sources and competition from numerous large, well-established and well-capitalized competitors. In addition, the Company has in the past and may again in the future encounter unanticipated problems, including manufacturing, distribution and marketing difficulties, some of which may be beyond the Company’s financial and technical abilities to resolve. The failure to adequately address such difficulties could have a materially adverse effect on the Company’s prospects.

The Report of Independent Registered Public Accounting Firm on the Company’s financial statements for the period ended December 31, 2008, contains an explanatory paragraph regarding the Company’s ability to continue as a going concern. See Report of Independent Registered Public Accounting Firm contained in the Financial Statements. See Item 8 “Financial Statements and Supplementary Data”.

Availability and Integration of Future Acquisitions

The Company’s strategy includes pursuing acquisition candidates that complement its existing product line and geographic presence and leverage of its purchasing power, brand management and capability and operating efficiencies. Potential competitors for acquisition opportunities include larger companies with significantly greater financial resources. Competition for the acquisition of businesses may result in acquisitions on terms that prove to be less advantageous to the Company that have been attainable in the past or may increase acquisition prices to levels beyond the Company’s financial capability. The Company’s financial capability to make acquisitions is partially a function of its ability to access the debt and equity capital markets. In addition, there can be no assurance that the Company will find attractive acquisition candidates in the future or succeed in reducing the costs and increasing the profitability of any business acquired in the future.

Risks of Leverage

The Company anticipates that it may incur substantial borrowings for the purpose of purchasing inventory and equipment, and for financing the expansion and growth of the Company, including the possible acquisition of other companies. See “Business - Borrowing Policies”. Any amounts borrowed will depend, among other things, on the condition of financial markets. Acquisitions of equipment, vehicles, or other companies purchased on a leveraged basis generally can be expected to be profitable only if they generate, at a minimum, sufficient cash revenues to pay interest on, and to amortize, the related debt, to cover operating expenses and to recover the equity investment. The use of leverage, under certain circumstances, may provide a higher return to the shareholders but will cause the risk of loss to the shareholders to be greater than if the Company did not borrow, because fixed payment obligations must be met on certain specified dates regardless of the amount of revenues derived by the Company. If debt service payments are not made when due, the Company may sustain the loss of its equity investment in the assets securing the debt as a result of foreclosure by the secured lender. Interest payable on Company borrowings, if any, may vary with the movement of the interest rates charged by banks to their prime commercial customers. An increase in borrowing costs due to a rise in the “prime” or “base” rates may reduce the amount of Company income and cash availability for dividends.

Highly Competitive Industry

The Company’s business is highly competitive.  The Company faces competition in all of its markets from large, national companies and smaller, regional companies, as well as from individuals.  Many of the Company’s competitors are larger and have greater financial resources than the Company.  The Company from time to time will experience price pressure in certain of its markets as a result of competitors’ promotional pricing practices.  Competition is based on quality, functionality, price, brand loyalty, effective promotional activities and the ability to identify and satisfy emerging preferences.

Rapid Growth

The Company may experience rapid growth.  It will be necessary for the Company to rapidly add a significant number of employees and may be required to expend considerable efforts in training these new employees.  This growth will place strains on the Company’s management resources and facilities.  The Company’s success will, in part, be dependent upon the ability of the Company to manage growth effectively.

General Economic Conditions

The financial success of the Company’s operations may be sensitive to adverse changes in general economic conditions, such as inflation, unemployment, and the cost of borrowing.  These changes could cause the cost of the Company’s products to rise faster than it can raise prices.  The Company has no control over any of these changes.

Dividends

There can be no assurance that the proposed operations of the Company will result in sufficient revenues to enable the Company to continue to operate at profitable levels or to generate positive cash flow to enable the Company to pay cash dividends to its shareholders.

Potential Quarterly Fluctuations

The Company may experience variability in its net sales and net income on a quarterly basis as a result of many factors, including the volatility of commodities, industrial stability in general, seasonal shifts in demand, weather and announcements of new and/or competitive producers. The Company’s planned operating expenditures each quarter are based on sales forecasts for the quarter. If sales do not meet expectations in any given quarter, operating results for the quarter may be materially and adversely affected.

Dependence on Senior Management

The Company’s future performance will depend to a significant extent upon the efforts and abilities of certain key management personnel. The Company currently does not have key life insurance policies on any of its executives. The loss of service of one or more of the Company’s key management personnel could have an adverse effect on the Company’s business. The Company’s success and plans for future growth will also depend in part on management’s continuing ability to hire, train and retain skilled personnel in all areas of its business.

Product Liability and Warranty Claims

The Company has never had a significant claim brought against it for product liability. While the Company has never incurred significant liability for such claims, any significant occurrence in claims could have an adverse impact on the Company. The Company believes that its product liability insurance will be adequate and that it also may have certain rights to indemnification from third parties. There can, however, be no assurance that claims exceeding such coverage will not be made, that the Company will be able to obtain and continue insurance coverage, or that the Company would be successful in obtaining indemnification from such third parties. Although the Company from time to time will provide written limited warranties to its customers, no significant warranty claims have been received or are expected. There can, however, be no assurance that significant warranty claims will not be received in the future.

Business Interruption

The Company believes that its success and future results of operations will be dependent in large upon its ability to provide prompt and efficient service to its customers. As a result, any disruption of the Company’s day-to-day operations could have a material adverse effect upon the Company and any failure of the Company’s management and manufacturing systems, distribution arrangements or communication systems could impair its ability to receive and process customer orders and ship products on a timely basis.

If the Company’s facilities are significantly damaged by fire or other casualty, production may be substantially interrupted and such casualty loss and business interruption would have a material adverse effect on the Company’s operations and profitability. The Company intends to maintain business interruption insurance but there can be no assurance that such coverage, if obtained, will be sufficient to cover the Company’s losses or that the Company will be able to regain its market share or customer base after resuming operations.

Factors Affecting Operations

The construction industry may be affected by adverse changes in general or local economic market conditions, weather, changing regulatory requirements, limited alternative uses for the rubber materials, changing demographics, and other factors.

Dependence on Key Personnel

The operation of the company requires managerial and operational expertise. The Company has no reason to believe that any of its key management personnel will not continue to be active in the Company’s operations.

Employees

Although the Company believes that it will be able to obtain and maintain an adequate number of competent personnel, there is no assurance that a shortage of qualified operating personnel will not present a serious problem to the Company in the future..

Uninsured Losses

The Company intends to arrange for comprehensive insurance, including general liability, fire and extended coverage and business interruption insurance, which is customarily obtained for similar operations. Although the Company will maintain insurance coverage in amounts believed to be prudent and sufficient, there is a possibility that losses may exceed such coverage limitations. Furthermore, there are certain types of losses (generally of a catastrophic nature, including tornadoes, earthquakes and floods) that are either uninsurable or not economically insurable. Should such a disaster occur, theCompany could suffer a loss of the capital invested in, as well as, anticipated profits from any property destroyed by such a casualty.

Governmental Regulations

Existing and subsequent changes in foreign, national, state and local laws, as well as, administrative regulations and enforcement policies over which the Company has no control could have an adverse effect on the Company’s business. Worker’s compensation requirements and other regulation of wages, hours and working conditions could have adverse effects on the Company’s operations. The continued operations are dependent upon its ability to comply with local zoning and land use regulations which govern the use of buildings and similar matters. The Company believes that it can obtain the necessary permits to promote the intended business of the Company at the sites where it intends to do business, but its ability to obtain these permits is dependent upon the discretion of state and/or local officers. Moreover, many of these permits may impose restrictive conditions upon the business operations of the Company and may be reviewed and revoked at specified intervals. No assurance can be given that a future law or regulation applicable to the Company’s location will not have an adverse effect upon its ability to conduct business.

The Company is subject to numerous federal, state and local laws and regulations that govern the discharge and disposal of wastes, workplace safety and other aspects of the Company business. The Company’s operations entail the risk of noncompliance with environmental and other government regulations. Environmental and other legislation and regulations have changed in recent years and the Company cannot predict what, if any, impact future changes may have on the Company’s business. Further, environmental legislation has been enacted, and may in the future be enacted, that creates liability for past actions that were lawful at the time taken. As in the case with manufacturing companies in general, if damage to persons or the environment has been caused, or is in the future caused, by the Company’s use of hazardous solvents or by hazardous substances located at the Company’s facilities, the Company may be fined or held liable for the cost of remediation. Imposition of such fines or the incurrence of such liability may have a material adverse effect on the Company’s business, financial condition and results of operations.

Indemnification

The Company’s Certificate of Incorporation limits the liability of its directors and officer to the Company and its shareholders to the fullest extent permitted by Delaware law, and provides for indemnification of the directors and officers to such extent. See “Management-Limited Liability and Indemnification”. The Company may also obtain liability insurance. These measures will provide additional protection to the directors and officers of the Company against liability in connection with certain actions and omissions.

Conflicts of Interest

There are anticipated conflicts of interest between the Company and its stockholders, and there may be potential conflicts of interest involving the Company and its stockholders, some of which may affect the planed business activities of the Company. The Board of Directors will attempt to resolve any conflict of interest situation which may arise and which is brought to the attention of the Board of Directors on a case-by-case basis.

Non-Arm’s Length Transactions

The Company may engage in transactions with its officers, directors and shareholders. Such transactions may be considered as not having occurred at arm’s length. The Company may do business with such persons in the future, but intends to contract with them on the same basis and upon no more favorable terms than could be obtained from persons not affiliated with the Company.

ITEM 1B – Unresolved Staff Comments

The Company received a comment letter dated January 9, 2009, regarding its pending Form S-1 registration statement (File No. 333-156139).  The Company intends to file an amendment to the Form S-1 registration statement and to then respond to the comments of the staff as soon as possible.

ITEM 2 – Properties

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 – Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC bulletin board under the symbol MTCH.  The following table sets forth the high and low bid prices per share of common stock.  These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High	Low

Fiscal year ended December 31, 2006:
First quarter	$0.29	$0.09
Second quarter	$0.35	$0.08
Third quarter	$0.10	$0.03
Fourth quarter	$13.80	$0.03

Fiscal year ended December 31, 2007:
First quarter	$3.70	$0.41
Second quarter	$1.65	$1.01
Third quarter	$1.97	$0.55
Fourth quarter	$0.75	$0.40

Fiscal year ended December 31, 2008:
First quarter	$0.86	$.025
Second quarter	$.028	$.0021
Third quarter	$.017	$.001
Fourth quarter (Oct 1 and Oct 2)	$.0015	$.0014
Fourth quarter (Oct 3 thru Dec 31)(1)	$3.30	$0.25
______________________
(1) After a 1-for-1000 reverse stock split in October 2008.

The closing price of our common stock on April 9, 2009, was $2.50.

Holders

We had 24,408,963 shares of our Class A common stock issued and outstanding and held by approximately 1,728 holders of record as of December 31, 2008.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

The transfer agent for our Class A common stock is Interwest Transfer Company, Inc., 1981 Murray Holiday Road, Suite 100, Salt Lake City, Utah 84117.

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

ITEM 6 – Selected Consolidated Financial Data

Comparison of Years Ended December 31, 2008 and 2007

During the fiscal year ended December 31, 2008 and 2007, the Company had revenues of $102,622 and $201,917, respectively, a decrease of approximately 54%.  The revenues of the Company were derived primarily by providing bridge testing services.

During the fiscal year ended December 2008 and 2007, the Company had a net loss of $267,909,404 versus a loss of $73,396,579, respectfully which equates to a 365% increase in net loss.  The increased loss was attributable mainly to changes in the fair value of derivative and warrant liability and losses regarding shareholder settlements relating to the failure to register common stock of the Company as required by contractual commitments.

General and administrative expenses declined from $98,557,941 in the year ended December 31, 2007, to $27,582,716 during the year ended December 31, 2008.  Research and development expenses also declined from $3,701,966 during the year ended December 31, 2007, to $527,833 during the year ended December 31, 2008.

During the fiscal year end December 31, 2008, the Company incurred a loss of $39,407,195 due to its failure to register the shares of its common stock sold to investors to private placements because it failed to timely register such securities within the required contractual time period, compared to no similar loss during fiscal 2007.

During the year ended December 31, 2008, the Company incurred a loss of $(196,565,985) regarding the change in fair value of derivative and warrant liabilities, compared to a gain of $34,962,617 during fiscal 2007.

ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have sustained operating losses since our inception (October 21, 1983).  In addition, we have used substantial amounts of working capital in our operations.  Further, at December 31, 2007, the deficit accumulated during the development stage amounted to approximately $313,208,402, and amounted to $581,117,806 at December 31, 2008.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this prospectus. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements.

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

In addition, we have used substantial amounts of working capital in our operations.  Further, at December 31, 2008, the deficit accumulated during the development stage amounted to approximately $581,117,806.

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

Results of Operations for the Year Ended December 31, 2008 as Compared to the Year Ended December 31, 2007 (audited)

Introduction

We have had revenues primarily from bridge testing.  Our revenues from bridge testing for 2007 totaled $201,917 and for 2008 totaled $92,622, a decrease of approximately 54%.  We continued to fund the majority of our operations through the issuance of our stock, resulting in large expenses in the areas of research and development and consulting.  The amount of cash used in our operations was approximately $2,664,630 in 2007 compared to approximately $2,830,283, an increase of approximately 6% in 2008.  We anticipate that we will continue to fund a substantial portion of our operations through the sale of our securities until such time as we can begin to generate substantial revenue from the sale of our services and products, and we do not have an estimate of when such revenues will begin.

Revenues and Loss from Operations

Our revenue, research and development costs, general and administrative expenses, and loss from operations for the year ended December 31, 2007 as compared to the year ended December 31, 2008 are as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2008	Percentage Change
Revenue	$201,917	$102,622	(54.2)%
Research and development costs	3,701,966	527,833	(85.7)%
General and administrative expenses	98,557,943	27,582,716	(72.0)%
Loss from Operations	$(73,396,581)	$(267,909,404)	(365)%

Our revenues for both 2007 and 2008 were derived primarily from bridge testing.

Of the $3,701,966 in research and development costs for 2007, $197,005 was incurred in salaries to our in-house engineering staff which included an officer and director, $359,861 was paid to outside consultants and for related expense reimbursements, and we valued the issuance of 2,116,000 shares of our common stock that were issued to various consultants at $3,145,100.  Of the $527,833 in research and development costs for 2008, $241,930 was incurred in salaries to our in-house engineering staff which included an officer and director, $298,022 was paid to outside consultants and $2,208 for related expense reimbursements.

General and administrative expenses were $98,557,943 and $27,582,716, respectively, for the years ended December 31, 2007 and 2008.  The major expenses incurred during each of the years were:

	Year Ended December 31, 2007	Year Ended December 31, 2008
Consulting services	$16,855,747	$5,012,162
Officer’s salary	284,916	20,238,533
Officer’s stock based compensation	60,048,000	19,885,333
Secretarial salaries	132,754	275,278
Professional Fees	1,053,280	571,709
Office expense	97,459	76,270
Rent	139,173	33,099
Impairment loss	19,294,875	-
Payroll taxes	42,334	129,486
Telephone	27,929	22,175

Of the $16,855,747 in consulting expense for the year ended December 31, 2007, $12,394,888 was related to the issuance of 8,926,724 shares of common stock.  In addition, we charged $1,100,000 in consulting fees through an increase in convertible debt of $1,100,000 and charged $2,845,000 to consulting in connection with the acquisition of shares of Rocket City Automotive.

Other Income and Expenses and Net Loss

Our gain on modification of convertible debt, modification of research and development sponsorship agreement, loss on subscription receivables, interest expense, other-than-temporary impairment of marketable securities, change in fair value of derivative and warrant liabilities, loss on settlement of lawsuits, and net loss for the year ended December 31, 2008 as compared to the year ended December 31, 2007 are as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2008	Percentage Change
Gain on modification of convertible debt	$0	$(964,730)	(100)%
Interest expense	(2,374,032)	(2,905,684)	22.3%
Net unrealized and realized loss of marketable securities	(3,986,553)	(0)	100%
Change in fair value of derivative and warrant liabilities	34,962,617	(196,565,985)	(562)%
Interest income	60,179	16,174	(73.1)%
Provision for income taxes	(800)	(800)	-
Net loss	$(73,396,581)	$(267,909,404)	(365)%

Liquidity and Capital Resources

Introduction

During the year ended December 31, 2008, as with the year ended December 31, 2007, we did not generate positive cash flow.  As a result, we funded our operations through the private sale of equity and debt securities, the issuance of our securities in exchange for services, and loans.

Our cash, investments in marketable securities held for trading, investments in marketable securities available for sale, accounts receivable, prepaid services, prepaid expenses and other current assets, total current assets, total assets, total current liabilities, and total liabilities as of December 31, 2008, as compared to December 31, 2007, were as follows:

	December 31, 2008	December 31, 2007
Cash	$176,345	$809,710
Marketing securities
- trading	$-	$300,000
Investment in certificates of deposit	$-	$1,009,267
Accounts receivable	$41,961	$108,661
Inventories	$141,341	$62,216
Prepaid expenses and other	$359,227	$47,692
Total current assets	$718,847	$2,337,546
Total assets	$801,587	$2,425,280
Total current liabilities	$2,998,107	$691,380
Total liabilities	$214,766,043	$14,240,655

Cash Requirements

For the year ended December 31, 2008, our net cash used in operations was $(2,830,283) compared to $(2,664,630) for the year ended December 31, 2007.

Negative operating cash flows during the year ended December 31, 2008 were primarily created by a net loss from operations of $(267,909,404), offset by the issuance of stock for services of $3,993,541, amortization of discount on convertible debentures of $2,416,754 and an increase in officer stock based compensation of $19,885,333.  There was also a decrease in the fair value of derivative and warrant liabilities of $196,565,985, and a net increase in other assets of $73,619.

Sources and Uses of Cash

Net cash provided by (used in) investing activities for the year ended December 31, 2008 and 2007 were $1,282,833 and $(648,543), respectively.

Net cash provided by financing activities for the year ended December 31, 2008 and 2007, was $914,085 and $3,993,588, respectively.

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

ITEM 7A – Quantitative and Qualitative Disclosure About Market Risk

Highly Competitive Industry

The Company’s industry is highly competitive. The Company faces competition in all of its markets from large, national construction material companies and smaller, regional companies, as well as from individuals. Many of the Company’s competitors are larger and have greater financial resources than the Company. The Company from time to time will experience price pressure in certain of its markets as a result of competitors’ promotional pricing practices. Competition is based on product quality, functionality, price, brand loyalty, effective promotional activities and the ability to identify and satisfy emerging consumer preferences. See “Business—Competition”.

Rapid Growth

The Company may experience rapid growth. It will be necessary for the Company to rapidly add a significant number of employees and may be required to expand considerable efforts in training these new employees. This growth will place strains on the Company’s management resource and facilities. The Company’s success will, in part, be dependent upon the ability of the Company to manage growth effectively.

Business Interruption

The Company believes that its success and future results of operations will be dependent in large upon its ability to provide prompt and efficient service to its customers. As a result, any disruption of the Company’s day-to-day operations could have a material adverse effect upon the Company and any failure of the Company’s management and manufacturing systems, distribution arrangements or communication systems could impair its ability to receive and process customer orders and ship products on a timely basis.

Competition

The Company’s industry in itself is a highly competitive business. In the raw materials supply industry, barriers to entry are relatively low and the risk of new competition entering the market is high. Certain existing competitors of the Company have substantially greater resources. In addition, price is an important competitive factor in the rubber materials market and there can be no assurance that the Company will not be subject to increased price competition.

Many large competitors have significant research and development budgets, marketing staffs, financial resources and access to other resources which far surpass the current resources of the Company. Several such competitors are currently attempting to develop and introduce similar recycled materials. The Company must also compete in theraw materials market with certain other recyclers currently manufacturing recycled materials intended for similar applications. Few of such recyclers, to the Company’s knowledge, have achieved significant commercial acceptance to date.

General Economic Conditions

The financial success of the Company’s operations may be sensitive to adverse changes in general economic conditions, such as inflation, unemployment, and the cost of borrowing. These changes could cause the cost of the Company’s production costs and raw material supplies to rise faster than it can raise prices. The Company has no control over any of these changes.

ITEM 8 – Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF MATECH CORPORATION

We have audited the accompanying consolidated balance sheets of MATECH Corporation (a Development Stage Company), as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders equity and cash flows for the periods then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MATECH Corporation (a Development Stage Company), as of December 31, 2008 and 2007, and the results of its’ consolidated operations and its’ consolidated stockholders equity and consolidated cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gruber & Company, LLC Saint Louis, Missouri

April 11, 2009

MATECH CORP
(Formerly known as Material Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	DECEMBER 31,
	2007	2008

ASSETS

Current assets:
Cash and cash equivalents	$809,710	$176,345
Investments in marketable securities held for trading	300,000	-
Investment in certificate of deposits and commercial paper	1,009,267	-
Accounts receivable	108,661	41,961
Inventories	62,216	141,341
Prepaid expenses and other current assets	47,692	359,227

Total current assets	2,337,546	718,874

Property and equipment, net	82,546	78,601
Intangible assets, net	2,840	1,764
Deposit	2,348	2,348

	$2,425,280	$801,587

See notes to consolidated financial statements.

MATECH CORP
(Formerly known as Material Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	December 31,
	2007	2008

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$599,619	$670,207
Deferred revenue - related party	-	90,000
Current portion of payable due on legal settlement	-	54,033
Current portion of research and development sponsorship payable	25,000	25,000
Current portion of Convertible debentures and accrued interest payable, net of discount	-	1,859,325
Notes payable	66,761	299,542
Total current liabilities	691,380	2,998,107

Legal settlenent payable	480,000	155,978
Research and development sponsorship payable, net of current portion	760,650	778,549
Notes payable, long-term	213,508.00	-
Convertible debentures and accrued interest payable, net of discount	1,981,194	335,834
Derivative and warrant liabilities	10,113,923	210,497,575
	13,549,275	211,767,936

Total liabilities	14,240,655	214,766,043

Minority interest in consolidated subsidiary	825	825

Commitments and contingencies

Stockholders' deficit:
Class A preferred stock, $0.001 par value, liquidation preference of $720 per share; 350,000 shares authorized; 337 shares issued
and outstanding as of December 31, 2007 and 2008	-	-
Class B preferred stock, $0.001 par value, liquidation preference of
$10,000 per share; 15 shares authorized; none issued and
outstanding as of December 31, 2007 and 2008	-	-
Class C preferred stock, $0.001 par value, liquidation preference of
$0.001 per share; 25,000,000 shares authorized; 1,517 shares issued
and outstanding as of December 31, 2007 and 2008	1	1
Class D preferred stock, $0.001 par value, liquidation preference of
$0.001 per share; 20,000,000 shares authorized; 0 shares issued
and outstanding as of December 31, 2007 and 2008	-	-
Class E convertible preferred stock, $0.001 par value, no liquidation preference; 60,000 shares authorized; 55,000 shares issued and outstanding as of December 31, 2007 and 49,250 shares issued
and outstanding as of December 31, 2008	55	49
Class A Common Stock, $0.001 par value, 1,699,400,000 shares authorized; 546,174 shares issued and 126,347 shares
outstanding as of December 31, 2007; 99,408,963 shares issued
and 24,389,794 shares outstanding as of December 31, 2008	126	24,390
Class B Common Stock, $0.001 par value, 600,000 shares authorized,
issued and outstanding as of December 31, 2007 and 2008	600	600
Warrants subscribed	10,000	10,000
Additional paid-in-capital	301,474,553	367,125,759
Deficit accumulated during the development stage	(313,208,402)	(581,117,806)
Treasury stock ( 86 shares at cost at December 31,2007 and
24,635 shares at cost at December 31, 2008)	(93,133)	(8,274)

Total stockholders' deficit	(11,816,200)	(213,965,281)

	$2,425,280	$801,587

See notes to consolidated financial statements.

MATECH CORP
(Formerly known as Material Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From October 21, 1983
	For the Year		(Inception)
	Ended		through
	2007	2008	December 31, 2008

Revenues:
Research and development	$-	$-	$5,392,085
Revenue from bridge testing	201,917	92,622	411,246
Other	-	10,000	284,125

Total revenues	201,917	102,622	6,087,456

Costs and expenses:
Bridge testing costs	-	73,257	73,257
Research and development	3,701,966	527,833	21,090,822
General and administrative	98,557,941	27,582,716	331,077,957
Modification of research and development sponsorship agreement	-	-	5,963,120
Loss on settlement of lawsuits	-	-	1,267,244

Total costs and expenses	102,259,907	28,183,806	359,472,400

Loss from operations	(102,057,990)	(28,081,184)	(353,384,944)

Other income (expense):
Gain (Loss) on modification of convertible debt	-	(964,730)	(378,485)
Loss on subcription receivable		-	(1,368,555)
Interest expense	(2,374,032)	(2,905,684)	(14,645,877)
Other-than-temporary impairment of marketable securities available for sale	-	-	(9,785,947)
Loss on shareholder settlement relating to failure to register common shares	-	(39,407,195)	(39,407,195)
Net unrealized and realized loss of marketable securities	(3,986,553)	-	(9,398,218)
Change in fair value of investments derivative liability	-	-	(210,953)
Change in fair value of derivative and warrant liabilities	34,962,617	(196,565,985)	(152,978,896)
Interest income	60,179	16,174	483,056
Other	-	-	(25,992)

Other expense, net	28,662,211	(239,827,420)	(227,717,062)

Loss before provision for income taxes	(73,395,779)	(267,908,604)	(581,102,006)

Provision for income taxes	(800)	(800)	(15,800)

Net loss	$(73,396,579)	$(267,909,404)	$(581,117,806)

Per share data:
Basic and diluted net loss per share	$(681.44)	$(39.44)
Weighted average Class A common shares outstanding - basic and diluted	107,708	6,793,179

See notes to consolidated financial statements.

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

See notes to consolidated financial statements.

MATECH CORP
(Formerly known as Material Technologies, Inc.)
(A Development Stage Company)
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

MATECH CORP
(Formerly known as Material Technologies, Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' (DEFICIT))

Deficit
Accumulated
Class A Common		Class B Common		Class A Preferred Stock		Class B Preferred Stock		Class C Preferred Stock		Class D Preferred Stock		Class E Preferred Stock		Additional	During the
Shares		Shares		Shares		Shares		Shares		Shares		Shares		Paid-in	Development
Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Stage

Issuance of Common Stock
Sale of Stock	-	-	-	-	350	-	-	-	-	-	-	-	-	-	273,686	-
Services Rendered	-	-	-	-	-	-	-	-	-	-	-	-	-	-	64,884	-
Conversion of Warrants	-	-													-
Conversion of Stock	-	-	60,000	60	-	-	-	-	-	-	-	-	-	-	(6)	-
Net (Loss), Year Ended
December 31, 1991	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(346,316)

Balance December 31, 1991	-	-	60,000	60	350	-	-	-	-	-	-	-	-	-	904,897	(720,640)

Issuance of Common Stock
Sale of Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	16,000	-
Services Rendered	-	-	-	-	-	-	-	-	-	-	-	-	-	-	15,520	-
Conversion of Warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	15,000	-
Sale of Class B Stock	-	-	60,000	60	-	-	-	-	-	-	-	-	-	-	14,940	-
Issuance of Stock to
Unconsolidated Subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	-	-	71,664	-
Conversion of Stock	-	-	(60,000)	(60)	-	-	-	-	-	-	-	-	-	-	6	-
Cancellation of Shares	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net (Loss), Year Ended
December 31, 1992	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(154,986)

Balance December 31, 1992	-	-	60,000	60	350	-	-	-	-	-	-	-	-	-	1,038,027	(875,626)

Issuance of Common Stock
Licensing Agreement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,250	-
Services Rendered	-	-	-	-	-	-	-	-	-	-	-	-	-	-	13,913	-
Warrant Conversion	-	-	-	-	-	-	-	-	-	-	-	-	-	-	304,999	-
Cancellation of Shares	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(7,569)	-
Net (Loss) for Year Ended
December 31, 1993	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(929,900)

Balance December 31, 1993	-	-	60,000	60	350	-	-	-	-	-	-	-	-	-	1,355,620	(1,805,526)

Adjustment to Give Effect
to Recapitalization on
February 1, 1994	-	-	-	-	-	-	-	-	-	-	-	-	-	-	385,424	-
Issuance of Shares for
Services Rendered	-	-	-	-	-	-	-	-	-	-	-	-	-	-	223	-
Sale of Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	24,786	-
Issuance of Shares for
the Modification of Agreements	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net (Loss) for the Year
Ended December 31, 1994	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(377,063)

Balance December 31, 1994	-	-	60,000	60	350	-	-	-	-	-	-	-	-	-	1,766,053	(2,182,589)

Issuance of Common Stock
in Consideration for
Modification of Agreement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	153	-
Net (Loss) for the Year
Ended December 31, 1995	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(197,546)

Balance December 31, 1995	-	-	60,000	60	350	-	-	-	-	-	-	-	-	-	1,766,206	(2,380,135)

Issuance of Shares for
Services Rendered	-	-	-	-	-	-	-	-	-	-	-	-	-	-	16,466	-
Sale of Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	174,040	-
Issuance of Shares for
the Modification of Agreements	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Cancellation of Shares Held
in Treasury	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(154,600)	-
Net (Loss) for the Year
Ended December 31, 1996	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(450,734)

Balance December 31, 1996	-	-	60,000	60	350	-	-	-	-	-	-	-	-	-	1,802,112	(2,830,869)

Sale of Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	100,000	-
Conversion of Indebtedness	-	-	-	-	-	-	-	-	-	-	-	-	-	-	166,000	-

MATECH CORP
(Formerly known as Material Technologies, Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' (DEFICIT))

Deficit
Accumulated
Class A Common		Class B Common		Class A Preferred Stock		Class B Preferred Stock		Class C Preferred Stock		Class D Preferred Stock		Class E Preferred Stock		Additional	During the
Shares		Shares		Shares		Shares		Shares		Shares		Shares		Paid-in	Development
Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Stage
Class A Common Stock Issued
in Cancellation of $372,000
Accrued Wages Due Officer	-	-	-	-	-	-	-	-	-	-	-	-	-	-	372,000	-
Issuance of Shares for
Services Rendered	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,471	-
Adjustment to Give Effect
to Recapitalization on
9-Mar-97	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net (Loss) for the Year
Ended December 31, 1997	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(133,578)

Balance December 31, 1997	-	-	60,000	60	350	-	-	-	-	-	-	-	-	-	2,442,583	(2,964,447)

Shares Issued in Cancellation
of Indebtedness	-	-	-	-	-	-	-	-	-	-	-	-	-	-	170,000	-
Conversion of Options	-	-	-	-	-	-	-	-	-	-	-	-	-	-	125,000	-
Issuance of Shares for
Services Rendered	-	-	-	-	-	-	-	-	-	-	-	-	-	-	112,162	-
Shares Issued in Cancellation
of Redeemable Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	150,000	-
Shares Returned to Treasury
and Cancelled	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Modification of Royalty Agreement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	7,332	-
Issuance of Warrants to Officer	-	-	-	-	-	-	-	-	-	-	-	-	-	-	27,567	-
Net (Loss) for the Year
Ended December 31, 1998	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(549,187)

Balance December 31, 1998	-	-	60,000	60	350	-	-	-	-	-	-	-	-	-	3,034,644	(3,513,634)

Shares Issued in Cancellation
of Indebtedness	-	-	-	-	-	-	-	-	-	-	-	-	-	-	166,667	-
Issuance of Shares for
Services Rendered	-	-	-	-	-	-	-	-	-	-	-	-	-	-	95,099	-
Shares Issued in Modification
of Licensing Agreement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Sale of Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	173,540	-
Net (Loss) for the Year
Ended December 31, 1999	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(539,283)

Balance December 31, 1999	-	-	60,000	60	350	-	-	-	-	-	-	-	-	-	3,469,950	(4,052,917)

Issuance of Shares for
Services Rendered - as restated	-	-	-	-	-	-	-	-	-	-	-	-	-	-	824,516	-
Shares Issued to Investors
Pursuant to Settlement Agreement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Shares Issued for Cash
and Non-Recourse Promissory Notes	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,995,000	-
Shares Issued for Cash	-	-	-	-	-	-	-	-	-	-	-	-	-	-	281,694	-
Shares Issued in Cancellation
of Indebtedness	-	-	-	-	-	-	-	-	-	-	-	-	-	-	100,000	-
Shares Issued as Compensation
Pursuant to Escrow Agreement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,184	-
Shares Returned from Escrow	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Common Shares Converted
into Class B Common	-	-	40,000	40	-	-	-	-	-	-	-	-	-	-	(40)	-
Preferred Shares Converted
into Common	-	-	-	-	(13)	-	-	-	-	-	-	-	-	-	-
Net (Loss) for the Year															-	-
Ended December 31, 2000	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,199,695)

Balance December 31, 2000	-	-	100,000	100	337	-	-	-	-	-	-	-	-	-	6,675,304	(5,252,612)

Issuance of Shares for
Services Rendered	-	-	-	-	-	-	-	-	-	-	-	-	-	-	804,336	-
Shares Issued for Cash	-	-	-	-	-	-	-	-	-	-	-	-	-	-	286,567	-
Shares Issued in Connection
with Private Offering	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Shares Issued to Officer	0	-	-	-	-	-	-	-	-	-	-	-	-	-	1,128,000	-
Net (Loss) for the Year
Ended December 31, 2001	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,548,559)

MATECH CORP
(Formerly known as Material Technologies, Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' (DEFICIT))

Deficit
Accumulated
Class A Common		Class B Common		Class A Preferred Stock		Class B Preferred Stock		Class C Preferred Stock		Class D Preferred Stock		Class E Preferred Stock		Additional	During the
Shares		Shares		Shares		Shares		Shares		Shares		Shares		Paid-in	Development
Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Stage
Balance December 31, 2001	-	-	100,000	100	337	-	-	-	-	-	-	-	-	-	8,894,207	(8,801,171)

Issuance of Shares for
Services Rendered	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,185,631	-
Issuance of Shares to
University of Pennsylvania	-	-													-	-
Shares issued in settlement
of lawsuit	-	-	-	-	-	-	-	-	-	-	-	-	-	-	40,000	-
Shares Issued for Cash	-	-	-	-	-	-	143	-	-	-	-	-	-	-	1,153,736	-
Offering costs			-	-	-	-	-	-	-	-	-	-	-	-	(200,412)	-
Shares issued in cancellation of
President's interest in patents	-	-	200,000	200	-	-	-	-	-	-	-	-	-	-	-	-
Cancellation of shares in stock grant	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Shares issued to Company's president
for past compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	260,000	-
Shares Issued in Connection
with Private Offering	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net (Loss) for the Year
Ended December 31, 2002	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,852,296)

Balance - December 31, 2002	-	-	300,000	300	337	-	-	-	143	-	-	-	-	-	11,333,162	(12,653,467)

Issuance of Shares for
Services Rendered	26	-	-	-	-	-	-	-	-	-	-	-	-	-	484,334	-
Issuance of Shares to
University of Pennsylvania	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Shares purchased for cancellation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(24,432)	-
Shares issued in settlement
of lawsuit	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Shares issued for cash	-	-	-	-	-	-	-	-	4,074	4	-	-	-	-	235,194	-
Offering costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(81,975)	-
Shares issued in cancellation of
legal fee note payable	73	-	-	-	-	-	-	-	-	-	-	-	-	-	1,583,127	-
Shares issued to Company's president
for past compensation	107	-	-	-	-	-	-	-	-	-	-	-	-	-	320,000	-
Shares issued to Company's president
in consideration for note receivable	17	-	-	-	-	-	-	-	-	-	-	-	-	-	50,000	-
Officer's compensation relating to cancellation of Oct. 27, 2000 escrow
agreement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	19,617	-
Shares issued in cancellation of
indebtedness due on legal fees	-	-													10,000	-
Shares returned to treasury by Company officers in consideration for the cancellation of notes
due the Company by them on past stock purchases	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(769,823)	-
Exchange of Class A Common stock for Class B Common	-	-	300,000	300											(300)	-
Exchange of Class A Common stock for Class D Preferred	(25)	-	-	-	-	-	-	-	-	-	5,440,000	5,440	-	-	(5,440)	-
Shares Issued in Connection
with Private Offering	23	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Adjustment for equity in unconsolidated subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	-	-	37,597	-
Net (Loss) for the Year
Ended December 31, 2003	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,885,728)

Balance - December 31, 2003	221	$-	600,000	$600	337	$-	-	$-	4,217	$4	5,440,000	$5,440	-	$-	13,191,061	$(14,539,195)

Issuance of shares for
services rendered	22	-	-	-	-	-	-	-	-	-	-	-	-	-	14,252,195	-
Shares purchased and canceled	-	-													(4,167)	-
Issuance of shares for cancelation of legal and accounting fees payable	-	-	-	-	-	-	-	-	-	-	-	-	-	-	64,467	-
Exercise of Warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,550
Shares issued in exchange for shares in Langely Park Investments PLC	29	-	-	-	-	-	-	-	-	-	-	-	-	-	12,973,513	-
Beneficial conversion feature
of convertible debenture	-	-	-	-	-	-	-	-	-	-	-		-		1,125,000

MATECH CORP
(Formerly known as Material Technologies, Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' (DEFICIT))

Deficit
Accumulated
Class A Common		Class B Common		Class A Preferred Stock		Class B Preferred Stock		Class C Preferred Stock		Class D Preferred Stock		Class E Preferred Stock		Additional	During the
Shares		Shares		Shares		Shares		Shares		Shares		Shares		Paid-in	Development
Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Stage
Shares issued for cash	4	-	-	-	-	-	-	-	-	-	-	-	-	-	207,475	-
Offering costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(13,713)	-
Exchange of Class A Common shares for Class C Preferred shares	-	-	-	-	-	-	-	-	(2,700)	(3)	-	-	-	-	3	-
Exchange of Class A Common shares for Class D Preferred shares	12	-	-	-	-	-	-	-	-	-	(3,520,000)	(3,520)	-	-	3,520	-
Net (loss) for the year
ended December 31, 2004	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(25,495,291)

Balance - December 31, 2004	288	-	600,000	$600	337	-	-	-	1,517	1	1,920,000	1,920	-	-	41,803,904	(40,034,486)

Issuance of shares for
services rendered	112	-	-	-	-	-	-	-	-	-	-	-	-	-	4,105,434	-
Exercise of Options	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,100	-
Shares issued in exchange for shares in Birchington Investments PLC	40	-	-	-	-	-	-	-	-	-	-	-	-	-	3,582,600	-
Shares issued to University of Pennsylvania pursuant to agreement modification	15	-	-	-	-	-	-	-	-	-	-	-	-	-	5,963,120	-
Shares issued in connection with Birchington stock acquisition	4	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Shares issued for cash	7	-	-	-	-	-	-	-	-	-	-	-	-	-	313,139	-
Offering costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(19,140)	-
Shares issued on conversion of Class D Preferred Shares	2	-	-	-	-	-	-	-	-	-	(500,000)	(500)	-	-	2
Elimination of discount on converted Class D Preferred Shares	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,125,000)	-
Net (loss) for the year
ended December 31, 2005	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(21,893,236)
	468	-	$600,000	$600	$337	$-	$-	$-	$1,517	$1	$1,420,000	$1,420	-	$-	54,626,159	$(61,927,722)

Issuance of shares for
services rendered	35,199	36	-	-	-	-	-	-	-	-	-	-	-	-	126,199,097	-
Shares issued in exchange for Notes	22	-	-	-	-	-	-	-	-	-	-	-	-	-	258,000	-
Shares issued Beck settlement	3	-	-	-	-	-	-	-	-	-	-	-	-	-	173,066	-
Shares issued in cancellation of royalty obligation	3	-	-	-	-	-	-	-	-	-	-	-	-	-	40,000	-
Shares issued in cancellation of indebtedness	208	-	-	-	-	-	-	-	-	-	-	-	-	-	120,000	-
Shares issued for cash	50	-	-	-	-	-	-	-	-	-	-	-	-	-	379,696	-
Shares subscribed	83	-	-	-	-	-	-	-	-	-	-	-	-	-	1,649,600
Shares returned in cancellation of note payable	(6)	-	-	-	-	-	-	-	-	-	-	-	-	-	(62,581)
Shares issued in connection with various private offerings	20	-	-	-	-	-	-	-	-	-	-	-	-	-	384,816
Offering costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(410,952)	-
Shares issued for Class D Preferred shares	5	-	-	-	-	-	-	-	-	-	(1,420,000)	(1,420)	-	-	1,420	-
Shares purchased for cancellation	(1)	-	-	-	-	-	-	-	-	-	-	-	-	-	(45,643)	-
Shares issued in acquisition of Monitoring	119	-	-	-	-	-	-	-	-	-	-	-	-	-	2,502,445	-
Shares issued to Utek per agreement	6,246	6	-	-	-	-	-	-	-	-	-	-	-	-	(6)	-
Shares issued to Birchington per agreement	6	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Shares issued to Officer pursuant to settlement and employment agreement	30,000	30	-	-	-	-	-	-	-	-	-	-	-	-	(30)
Recognized officer's stock based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,575,342
Beneficial conversion feature
of convertible debenture	-	-	-	-	-	-	-	-	-	-	-	-	-	-	450,697
Recognized derivative liability	-	-	-	-	-	-	-	-	-	-	-	-	-	-	419,445
Net (loss) for the year			-	-	-	-	-	-	-	-	-	-	-	-	-
ended December 31, 2006		-	-	-	-	-	-	-	-	-	-	-	-	-	-	(177,884,101)
	72,425	72	600,000	600	337	-	-	-	1,517	1	-	-	-	-	193,260,571	(239,811,823)

Shares issued for cash	12,686	13	-	-	-	-	-	-	-	-	-	-	-	-	8,725,083	-
Preferred shares issued in acquisition of subsidiaries	-	-	-	-	-	-	-	-	-	-	-	-	55,000	55	1,072,445	-
Common shares issued in acquisition of subsidiaries	15,413	15	-	-	-	-	-	-	-	-	-	-	-	-	18,882,362	-
Common shares issued in purchase of shares in Rocket City Automotive	10,000	10	-	-	-	-	-	-	-	-	-	-	-	-	13,831,990	-
Shares issued in connection with various private offerings	1,570	1	-	-	-	-	-	-	-	-	-	-	-	-	1,814,209	-
Shares issued pursuant to anti-dilution provisions	2,583	3	-	-	-	-	-	-	-	-	-	-	-	-	(3)	-

MATECH CORP
(Formerly known as Material Technologies, Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' (DEFICIT))

Deficit
Accumulated
Class A Common		Class B Common		Class A Preferred Stock		Class B Preferred Stock		Class C Preferred Stock		Class D Preferred Stock		Class E Preferred Stock		Additional	During the
Shares		Shares		Shares		Shares		Shares		Shares		Shares		Paid-in	Development
Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Stage
Shares cancelled and returned to treasury	(418)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Shares issued for services	12,038	12	-	-	-	-	-	-	-	-	-	-	-	-	16,195,277	-
Shares returned in cancellation of note payable	10,050	10	-	-	-	-	-	-	-	-	-	-	-	-	1,004,990	-
Offering costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,861,793)	-
Reduction on contingent liability on settlement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	501,412	-
Return of shares in rescission of purchase of Rocket City Automotive shares	(10,000)	(10)	-	-	-	-	-	-	-	-	-	-	-	-	(6,999,990)	-
Recognized officer's stock based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	60,048,000	-
Net (loss) for the year
ended December 31, 2007	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(73,396,579)
	126,347	$126	600,000	$600	337	$-	-	$-	1,517	$1	-	$-	55,000	$55	$301,474,553	(313,208,402)

Shares issued for cash	77	-	-	-	-	-	-	-	-	-	-	-	-	-	18,624	-
Shares issued on conversion of debt	4,534,229	4,534	-	-	-	-	-	-	-	-	-	-	-	-	1,050,597	-
Shares issued pursuant to anti-dilution provisions	378	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Shares cancelled and returned to treasury	(30,700)	(31)	-	-	-	-	-	-	-	-	-	-	-	-	31	-
Cancellation of shares held in treasury	(93)	-	-	-	-	-	-	-	-	-	-	-	-	-	(94,399)	-
Fractional shares issued in reverse stock split	2,886	3	-	-	-	-	-	-	-	-	-	-	-	-	(3)
Shares issued for services	112,842	113	-	-	-	-	-	-	-	-	-	-	-	-	3,984,627	-
Conversion of Class E Preferred Stock	8,578	9	-	-	-	-	-	-	-	-	-	-	(5,750)	(6)	(3)	-
Shares issued on shareholder settlement on failure to effect registration statement	19,600,750	19,601	-	-	-	-	-	-	-	-	-	-	-	-	35,261,749	-
Options issued on shareholder settlement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,125,845	-
Reduction on contingent liability on settlement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	230,000	-
Cashless exercise of warrants	34,500	35	-	-	-	-	-	-	-	-	-	-	-	-	1,151,865	-
Options issued to management and employees	-	-	-	-	-	-	-	-	-	-	-	-	-	-	8,800	-
Recognized officer's stock based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	19,885,333	-
Beneficial conversion feature
of convertible debenture	-	-	-	-	-	-	-	-	-	-	-	-	-	-	28,140	-
Net (loss) for the year
ended December 31, 2008	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(267,909,404)
	24,389,794	24,390	600,000	600	337	-	-	-	1,517	1	-	-	49,250	49	367,125,759	(581,117,806)

MATECH CORP
(Formerly known as Material Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From October 21, 1983
	For the Year Ended		(Inception)
	December		through
	2007	2008	December 31, 2008

Cash flows from operating activities:
Net loss	$(73,396,579)	$(267,909,404)	$(581,117,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on modification of convertible debt	-	964,730	378,485
Impairment loss	19,257,375	-	21,391,528
Loss on charge off of subscription receivables			1,368,555
Stock based compensation	16,195,289	3,993,541	210,478,381
Increase in debt for services and fees	3,993,799	1,220,000	5,676,625
Officer's stock based compensation	60,000,000	19,885,333	86,460,675
Issuance of common stock for modification of research and development sponsorship agreement	-	-	7,738,400
Issuance of common stock in settlement for failure to register common shares	-	39,407,195	39,407,195
Change in fair value of derivative and warrant liabilities	(34,962,617)	196,565,985	155,214,096
Net realized and unrealized loss on marketable securities			7,895,705
Other-than-temporary impairment of marketable securities available for sale	-	-	9,785,946
Legal fees incurred for note payable	-	-	1,456,142
Accrued interest expense added to principal	328,891	422,489	1,917,494
Amortization of discount on convertible debentures	2,041,213	2,416,754	12,523,031
Change in fair value of investments derivative liability	-	-	3,223,323
Accrued interest income added to principal	(1,177)	(887)	(305,885)
Depreciation and amortization	7,581	22,187	249,971
Other non-cash adjustments	-		(114,730)
(Increase) decrease in trade receivables	8,046	66,701	(92,288)
(Increase) decrease in inventories	(62,216)	(79,125)	(141,341)
(Increase) decrease in prepaid expenses and other current assets	9,225	73,619	313,844
(Decrease) increase in accounts payable and accrued expenses	(69,660)	30,599	2,539,495
Increase in deferred revenue - related party	-	90,000	90,000

Net cash used in operating activities	(2,664,630)	(2,830,283)	(13,663,159)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	137,174	300,000	3,758,476
Purchase of marketable securities	(302,038)	-	(2,206,379)
Investment in certificate of deposits and commerical paper			(1,965,000)
Redemptions of certificate of deposits and commercial paper			1,965,000
Payment received on officer loans	-	-	876,255
Funds advanced to officers	-	-	(549,379)
Proceeds received in acquisition of consolidated subsidiaries			600,000
Purchase of property and equipment	(83,679)	(17,168)	(373,420)
Investment in joint ventures	-	-	(102,069)
Proceeds from foreclosure	-	-	44,450
Proceeds from the sale of property and equipment	-	-	19,250
Payment for license agreement	-	-	(6,250)

Net cash provided by investing activities	(648,543)	1,282,832	2,060,934

See notes to consolidated financial statements.

MATECH CORP
(Formerly known as Material Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From October 21, 1983
	For the Year Ended		(Inception)
	December		through
	2007	2008	December 31, 2008

Cash flow from financing activities:
Proceeds from the sale of common stock and warrants	$4,566,631	$18,624	$9,464,577
Proceeds from convertible debentures and other notes payable	200,000	1,305,000	3,352,766
Proceeds from the sale of preferred stock	-	-	473,005
Fees incurred in debt financing	(643,591)	(375,000)	(1,505,932)
Capital contributions	-	-	301,068
Purchase of treasury stock	(79,452)	(9,539)	(176,914)
Principal reduction on notes payable	(50,000)	(25,000)	(125,000)
Payment on proposed reorganization	-	-	(5,000)

Net cash provided by financing activities	3,993,588	914,085	11,778,570

Net change in cash and cash equivalents	680,415	(633,366)	176,345

Cash and cash equivalents, beginning of period	129,296	809,711	-

Cash and cash equivalents, end of period	$809,711	$176,345	$176,345

Supplemental disclosure of cash flow information:
Interest paid during the period	$3,838	$3,838
Income taxes paid during the period	$800	$800

Supplemental disclosures of non-cash investing and financing activities:

2008

Effective June 16, 2008, the Company entered into an agreement with Palisades to modify the terms of the convertible debt due them. In connection with the modification, the Company recorded a loss from the modification of the debt in the amount of $964,730. The Company also accrued a derivative liability in connection with the modification in the amount of $4,254,301. (See Note 10)

During the year ended December 31, 2008, the Company issued 4,535,229 shares of its Class A common shares in the conversion of $1,055,131 of convertible debt.

During the year ended December 31, 2008, the Company issued 111,250 shares of its Class A common stock for consulting services valued at $3,986,940.

During the year ended December 31, 2008, the Company issued 378 shares of its Class A common stock pursuant to the anti-dilution provisions of a settlement agreement.

During the year ended December 31, 2008. a former employee and consultant returned a total of 700 shares of the Company's Class A common stock to treasury which were subsequently cancelled.

During the year ended December 31, 2008. the Company's president returned 30,000 shares of the Company's
Class A common stock to treasury which were subsequently cancelled.

During the year ended December 31, 2008, the Company issued 34,500 shares of its Class A common stock in consideration of the exercise of cashless warrants. The Company accrued a derivative liability in connection with the granting of the warrants, which had a balance of $1,151,900 on the date of exercise. The liability balance was credited to equity.

During the year ended December 31, 2008, the Company issued 78 shares of its Class A common stock for $18,624.

During the year ended December 31, 2008, the Company returned 93 shares of its Class A common stock to treasury for cancellation. The Company purchased the 93 shares for $94,399.

During the year ended December 31, 2008, the Company issued 8,578 shares of the Company's common stock through the conversion of 5,750 shares of the Company's Class E preferred shares.

See notes to consolidated financial statements.

MATECH CORP
(Formerly known as Material Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosures of non-cash investing and financing activities:

2008

During the year ended December 31, 2008, the Company's contingent obligation to Mr. Beck under a settlement agreement was reduced to $0, therefore the Company reduced its legal settlement liability by the remaining accrued provision of $230,000, which was credited to equity.

During the year ended December 31, 2008, the Company issued its President 2,000 common shares of its common stock as compensation. The 2,000 shares were valued at $52,000.

During the year ended December 31, 2008, the Company issued 19,600,750 common shares to various shareholders in settlement for the Company's failure in registering shares previously issued to these shareholders. The 19,600,750 shares were valued at $35,281,350, which was charged to operations.

During the year ended December 31, 2008, the Company obtained $55,000 through the issuance of convertible debt. In connection with this debt, the Company recognized a beneficial conversion feature of $28,140 that was credited to equity.

During the year ended December 31, 2008, the Company obtained $1,000,000 through the issuance of convertible debt. In connection with this debt, the Company recognized a beneficial conversion feature of $715,266 that was credited to derivative and warrant liabilities.

During the year ended December 31, 2008, the Company recognized compensation expense of $8,800 on the grant of options to its employees and officers for the purchase of 800.000 shares of Class A common stock. In addition, during the year, the Company granted options to its
President for the purchase of 400,000,000 shares of its Class A common stock and granted options to a consultant to purchase 15,390,546 shares of its Class A common stock. The Company recognized a derivative liability of $6,400,000 on the granting of these options. Options for 370,000,000 shares were retuned by the Company's President during 2008 for cancellation. Also the options issued to the officers and employees for 800,000 shares were also returned in 2008 for cancellation.

As part of the shareholder settlement relating to the Company's failure to register certain common share issuances, the Company issued options to purchase a total of 26,750,200 shares at exercise prices ranging $0.10 to $0.20 per share. The Company valued the options at $4,125,845, and charged it to operations and is included in the loss on shareholder settlement (See Note ____)

In the agreement to modify the terms of the Company's convertible debt with GCH, it issued the note holders and a consultant warrants to purchase
40,000,000 shares of the Company's common stock at exercise prices ranging from $0.001 to $0.10 per share.. Due to the terms of the warrants,
EITF 00-19 require the warrants to be accounted for as liabilities. As of December 31, 2008, the Company valued the warrants at their respective market value of $11,461,318, which was classified as a long term liability and included in derivative and warrant liabilities.

2007

During the year ended December 31, 2007, the Company issued 12,038 shares of its Class A common stock for consulting and other services valued at $16,195,289. Included in the 12,038 shares issued, 2,970 shares were issued to current officers of the company which were valued at $4,398,500.

During 2007, the Company received $1,000,000 in consideration of issuing 2,500 units. Each unit consists of one share of the Company's Class A common stock and a warrant to purchase one share of the Company's common stock at a price of $.60 per share. In connection with the private offering the Company paid $239,065 in fees and issued warrants to purchase
2,118 shares of the Company's common stock at a price of $.60 per share. In other private offerings, the Company received $1,634,154 through the issuance of 5,686 shares of common stock and warrants.
Also during 2007, 4,500 of common stock were issued through the exercise of the 4,500 warrants. Through the exercise of the warrants, the Company received $2,171,542 net of $528,458 in closing costs.

In connection with the above indicated private offering and related exercise of the warrants, , the Company issued 1,570 shares of its
Class A common stock. The 1,570 shares were valued at $1,814,213 and charged against the proceeds received.

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

During 2007, the Company issued 13,912 shares its common stock in the acquisition of two subsidiaries.
The assets acquired included $500,000 cash and licenses originally valued at $18,380,875. The Company charged of the full costs assigned to the licenses as being impaired.

During 2007, the Company issued 10,000 shares its common stock in exchange for 3,000 shares in a company whose shares are traded on the OTO exchange. pink sheets). The Company valued the shares received at $10,986,000. In October2007, the Company and the other party to the share exchange decided to return the shares received. The Company received the 10,000 shares it originally issued and cancelled them.
The Company recognized a loss of $3,986,000 which was charged to operations on the return of the shares.

During 2007, the Company issued 10,800 shares in escrow pursuant to an agreement it has with its Convertible debenture holders. During 2007,
10,050 shares of Class A common stock was issued to certain debenture holders in the conversion of $1,005,000 of indebtedness.
In addition, for services rendered by certain debenture holders, the amount due on the debentures was increased by $1,100,000.

During 2007, the Company received 418,114 shares of prior issued common stock which was subsequently cancelled.

During 2007, the Company acquired all of the outstanding shares of Bridge Concept Inc, a corporation wholly owned by to its chief engineer.
In consideration for the shares received in Bridge, the Company issued 1,500 of its common stock and $37,500 which was paid in
October 2007. The Company treated the acquisition as a related party transaction and valued the entire acquisition at $39,000. The $39,000 was assigned to the intellectual property of Bridge which was charged off to operations as being impaired.

During 2007, the Company issued 2,583 shares of its common stock pursuant to anti-dilution provisions in two agreements.

See notes to consolidated financial statements.

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Matech Corp (formerly known as Material Technologies, Inc), (the “Company”) was organized on October 21, 1983, under the laws of the state of Delaware. On October 3, 2008, the Company filed an amendment to its Articles changing its name to Matech Corp.

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

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

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

On April 30, 2007, the Company acquired 100% of the issued and outstanding stock of Damage Assessment Technologies, Inc. (“DATI”), which was organized in the State of Florida on April 23, 2007.  On the acquisition date, DATI had $250,000 in cash, a license to utilize patented technology relating to the damage assessment, and has an agreement with a consultant to provide services associated with the development, application, and testing of the licensed technology through August 2007 (see Note 7).  As DATI had no customers, expenses, or operations, the acquisition of DATI was treated as an acquisition of assets of $250,000 in cash and $11,000,000 of intellectual property for 7,500,000 shares of common stock.  The $11,000,000 value assigned to the intellectual properties was deemed impaired by management and charged to operations. The Company abandoned the license in 2008 and filed articles to dissolve DATI on February 6, 2009.

On June 28, 2007, the Company acquired 100% of the issued and outstanding stock of Non-Destructive Assessment Technologies, Inc. (“NDATI”), which was organized in the State of Florida on May 24, 2007.  On the acquisition date, NDATI had $250,000 in cash, a license to utilize patented technology relating to the damage assessment, and  an agreement with a consultant to provide services associated with the development, application, and testing of the licensed technology through August 2007 (see Note 7).  As NDATI had no customers, expenses, or operations, the acquisition of NDATI was treated as an acquisition of assets of $250,000 in cash and $7,380,876 of intellectual property for 6,412,500 shares of common stock.  The $7,380,876 assigned to the intellectual properties was deemed impaired by management and charged to operations. The Company abandoned the license in 2008 and filed articles to dissolve NDATI on February 6, 2009.

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

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
Effective on November 8, 2006, the Company declared a 1-for-300 reverse split of the Company’s Class A common stock. In addition, effective on October 3, 2008, the Company declared a 1-for-1,000 reverse split of the Company’s Class A common stock. All share amounts and per share amounts have been adjusted throughout the financial statements for these two reverse stock splits.

Going Concern

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (October 21, 1983).  In addition, the Company has used substantial amounts of working capital in its operations.  Further, at December 31, 2008, deficit accumulated during the development stage amounted to $581,117,806.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the Company’s ability to meet its financing requirements and the success of its future operations.  During 2008, the Company received approximately $18,624 (net of offering costs) through the issuance of 77 shares of its common stock and received $1,305,000 through the issuance of convertible debt. The Company plans to continue raising funds through the sale of its common stock and issuance of debt through private offerings which management expects to continue in 2009. The Company’s has commenced marketing its current technologies and continues to develop new methods and applications.

Management believes that these sources of funds and current liquid assets will allow the Company to continue as a going concern through the end of 2009.  Management of the Company

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

will need to raise additional debt and/or equity capital to finance future activities beyond 2009.  However, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations.  In light of these circumstances, substantial doubt exists about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Investments

Marketable securities purchased with the intent of selling them in the near term are classified as

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

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

The allowance for doubtful accounts is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  As of December 31, 2007 and 2008, management believes all accounts receivable are collectible.  Accordingly, no allowance for doubtful accounts is included in the accompanying consolidated balance sheets.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 requires that long-lived

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2007 and 2008, the Company does not believe there has been any impairment of its long-lived assets.

Intangible Assets

Intangible assets consist of patents, license agreements and website design costs and are recorded at cost.  Patents and license agreements are amortized over 17 years and website design costs are amortized over five years.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the carrying values of intangible assets are evaluated for impairment annually or whenever events or changes in circumstances indicate that the historical cost carrying value may no longer be appropriate.  As of December 31, 2007, the Company deemed all of its acquired licenses in 2007 to be impaired and has charged the total cost assigned of $19,294,875 to operations.  As of December 31, 2008, The Company determined that none of its remaining intangible assets have been impaired.

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

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

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

Derivative Financial Instruments

In the case of non-conventional convertible debt, the Company bifurcates its embedded derivative instruments and records them under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.  The Company’s derivative financial instruments consist of embedded derivatives related to the non-conventional notes (“Notes”) entered into with Golden Gate Investors (“GGI”) and Palisades Capital, LLC or its registered assigns (“Palisades”) (see Note 10).  These embedded derivatives include the conversion features, liquidated damages related to registration rights, warrants issued and default provisions.  The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.  Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge.  If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

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

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

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

Basic & Diluted Net Loss per Share

The Company adopted the provisions of SFAS No. 128, Earnings Per Share (“EPS”).  SFAS No. 128 provides for the calculation of basic and diluted earnings per share.   Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the year December 31, 2007 and 2008, basic and diluted loss per share is the same.  Since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included.  If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 38,753,561 and 146,060,747 for 2007 and 2008, respectively. Such amounts include shares potentially issuable pursuant to convertible debentures (see Note10), and outstanding options and warrants (see Note 13).

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

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

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

Concentrations of Credit Risk

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  From time to time, the Company’s cash balances exceed the amount insured by the FDIC.  Management believes the risk of loss of cash balances in excess of the insured limit to be low.

During the year ended December 31, 2008, the Company’s revenues were generated from eight customers. As of December 31, 2008, the Company’s receivables are from three customers of which balances from two customers each exceed 10% of the total accounts receivable balance.

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

During the year ended December 31, 2007, the Company’s revenues were generated from three customers. As of December 31, 2007, the Company’s receivables are from three customers of which balances from all three customers each exceed 10% of the total accounts receivable balance.

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

This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS No 160 should not have a significant impact on our consolidated financial statements.

FASB issued Staff Position No. 142-3 - In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for the Company in the first quarter of 2009. The adoption of FSP 142-3 should not have a significant impact on our consolidated financial statements.

SFAS No. 162 - In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will become effective 60 days following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not anticipate the adoption of SFAS 162 to have a material impact on our results of operations, financial position, or cash flows.

FASB issued Staff Position No. EITF 03-6-1 - In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. EITF 03-6-1 is effective for the Company in the first quarter of 2009. We are currently assessing the impact of EITF 03-6-1, but do not expect that such adoption will have a material effect on our results of operations, financial position, or cash flows.

SFAS No. 157 - The Company plans to adopt in the first quarter of fiscal 2009, the Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS No. 157”) for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The adoption of  SFAS No. 157 should not have a significant impact on our consolidated financial statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance.

In October 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a significant impact on our consolidated financial statements or the fair values of our financial assets and liabilities.

In December 2008, the FASB issued Financial Staff Position (“FSP”) Financial Accounting Standard No. 140-4 and FASB Interpretation 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4” and “FIN 46(R)-8”). The document increases disclosure requirements for public companies and is effective for reporting periods

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

(interim and annual) that end after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 became effective for us on December 31, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a significant impact on our consolidated financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts.  The Company does not accrue interest on overdue accounts receivable.

The allowance for doubtful accounts is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  As of December 31, 2008, management believes all accounts receivable are collectible.  Accordingly, no allowance for doubtful accounts is included in the accompanying consolidated balance sheet.

NOTE 4 – INVESTMENTS

Mutual Funds

As of December 31, 2007, the Company’s investments in open-end mutual funds approximate their cost of $300,000.  The Company considers its investments in this account as being held for trading.  During 2007, the Company purchased $302,038 and sold $137,174 of this investment with no gain or loss.

Investments as of December 31, 2007 are as follows:

	Adjusted Cost	Unrealized Loss	Fair Value

Marketable trading securities	$300,000	$-	$300,000

In 2008, the marketable securities were sold and as of December 31, 2008, the Company did not have any investment in marketable securities.

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

Commercial Paper

As of December 31, 2007, the Company had investments in a bank’s commercial paper totaling $1,400,000, which accrue interest at rates ranging from 4.0% to 4.8% and mature on various dates through April 2008. As of December 31, 2007, accrued interest on these investments totaled $10,758 that was credited to operations. Of the $1,410,758 held at December 31, 2007, $401,491 is considered a cash equivalent and is included in cash and cash equivalents on the balance sheet.

During the year ended December 31, 2008, the Company received $1,565,000 on maturities of various investments in a bank’s commercial paper. Also during the year, the Company reinvested $565,000. The balance of the Company’s investment in commercial paper at December 31, 2008 was $0.

NOTE 5 - INVENTORIES

Inventories consist of the following:

	December 31,
	2007	2008
Finished goods	$62,616	$141,341

Inventories consist of sensors and other parts used in the Company’s bridge testing operations.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2007	2008
Office and computer equipment	$27,645	$27,645
Manufacturing and testing equipment	213,354	230,520
	240,999	258,165
Less accumulated depreciations	(158,453)	(179,564)
	$82,546	$78,601

Depreciation charged to operations for the year ended December 31, 2007 and 2008 amount to $6,505 and $21,111, respectively.

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	Period of	December 31,
	Amortization	2007	2008

Patent costs	17 years	$28,494	$28,494
License agreement (Note 8)	17 years	6,250	6,250
Website	5 years	5,200	5,200
		39,944	39,944
		(37,104)	(38,180)
		$2,840	$1,764

Amortization charged to operations for the year ended December 31, 2007 and 2008 was $1,076, and $1,076, respectively.

Estimated amortization expense for remaining life of the intangibles is as follows:

2009	$1,076

2010	$688

NOTE 8 – LICENSE AGREEMENTS

University of Pennsylvania

In 1993, the Company has entered into a license agreement with the University of Pennsylvania (the “University”) for the development and marketing of EFS.

Under the terms of the agreement, the Company is obligated to pay the University a 5% royalty on sales of products developed under the licensed technology.  The Company valued the license agreement at $6,250.  The license terminates upon the expiration of the underlying patents, unless sooner terminated as provided in the agreement.  The Company is amortizing the license over 17 years.

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

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

Interest expense charged to operations during the year ended December 31, 2007 and 2008 amounted $41,617 and $39,220, respectively. The balance of the obligation (including accrued interest) at December 31, 2007 and 2008 amounted to $785,650 and $803,549, respectively, and is reflected in research and development sponsorship payable in the accompanying consolidated balance sheet.  The current portion represents the minimum annual payment under the Workout Agreement, while the remaining balance is reflected as non-current as the Company does not expect to be required to make additional payments during the next twelve months.

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

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

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

Iowa State University Research Foundation (“ISURF”)

In the 2007 acquisition of DATI, the Company acquired a license to develop and market the patented process known as “Nondestructive evaluation and stimulate industrial innovation”. Under the terms of the non-exclusive license with ISURF, the Company is required to develop products for sale in the commercial market and to provide ISURF with a development plan and bi-annual development report until the first commercial product sale. The Company has the right to sublicense the patented process to third companies, but is required to pay a royalty fee of 25% of amounts earned by the Company under the sublicenses. For each product sold under the license, the Company is required to pay ISURF a royalty equal to 3% of the selling price with the following minimum royalty payments:

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

Year beginning
January 1, 2009	$10,000
January 1, 2010	$20,000
January 1, 2011 and each year thereafter	$30,000

The Company abandoned the license in October 2008.

NOTE 9 – NOTES PAYABLE

On May 27, 1994, the Company borrowed $25,000 from a shareholder.  The loan is evidenced by a promissory note bearing interest at 6.5 percent.  The note is secured by the Company’s patents and matured on May 31, 2002.  The loan has not been paid and is now in default.  As additional consideration for the loan, the Company granted to the shareholder a 1% royalty interest in the Fatigue Fuse and a 0.5% royalty interest in EFS (see Note 11).  The balance due on this loan as of December 31, 2007 and 2008 amounted to $56,761 and $58,384, respectively.  Interest charged to operations during the year ended December 31, 2007 and 2008 amounted to was $406 and $406, respectively.  Interest charged to operations during the year ended December 31, 2008 and 2007 was $1,623 and $1622, respectively.

On April 28, 2003, the Company borrowed $10,000 from an unrelated third party.  The loan is unsecured, non-interest bearing and due on demand.

On March 5, 2007, the Company borrowed $200,000 from a shareholder. The loan is evidenced by an unsecured promissory note which is assessed interest at an annual rate of 8%. The note matures on March 5, 2009 when the principal and accrued interest becomes fully due and payable. The balance of the loan including accrued interest at December 31, 2007 and 2008 amounted to $226,589, and $231,158, respectively.  Interest charged to operations during the year ended December 31, 2007 and 2008 was $13,508 and $17,650, respectively.

Maturities of notes payable are as follows:

2009	$299,542

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

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

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

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

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

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

•
The shareholder lockup provisions will not apply to up to any shares held by Mr. Robert Bernstein, and sold by him personally in a bona-fide sale to an unrelated, unaffiliated third party; provided, that (i) the number of shares sold shall not exceed Two Million Five Hundred Thousand Dollars ($2,500,000) worth of stock, calculated based on the number of shares sold multiplied by the closing price of the stock on the date such shares are sold (if a market trade) or transferred on the books of the transfer agent (if a private transfer).  Once Two Million Five Hundred Thousand Dollars ($2,500,000) worth of stock has been sold as calculated above, the lockup on whatever remains of the shares owned by Mr. Bernstein (if any) goes back into effect.  In this regard, if Mr. Bernstein sells any of his shares without legend, then he may only sell up to 1/20th of 5% of the previous month’s total trading volume in any single trading day, and he may not sell more than 1% of the issued and outstanding shares of Matech during any 90 day period.  Further, if Mr. Bernstein sells any of his shares, he must have such shares transferred on the books of the transfer agent within five business days of the sale.  Mr. Bernstein shall comply with all reporting requirements under Section 16 of the Securities Exchange Act of 1934, as amended.

As further consideration for the Note Holders to extend the maturity date of the debentures and to enter into the Settlement Agreement, the Company agreed to pay an extension fee and a settlement fee totaling $554,910, which was added to the outstanding balance of the debentures

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

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

In connection with the settlement agreement, the Company entered into a consulting agreement with an affiliate of the debenture holders for a term commencing on May 1, 2008 and terminating no earlier than May 1, 2010. For the duration of the agreement, the Consultant agrees to assist the Company with implementing the Company’s business plan, assist it in identifying, analyzing, structuring and negotiating acquisitions and related activities. Under the terms of the consulting agreement, the Company agreed to pay a fee of $20,000 per month and reimburse the Consultant for reasonable expenses it incurred relating to the Company’s business. As further consideration, the Company granted warrants to the consultant to purchase 5,000,000 shares of the Company’s Class A common stock at an exercise price of the lesser of (i) $0.10 per share, or (ii) 50% of market price.   The warrants expire on October 16, 2013. Payment of the warrant price may be in cash or cashless, at the option of the warrant holder. The warrant shares are stated after giving effect to a one for one-thousand reverse stock split completed in October 2008.

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

In November 2008, the holders advanced an additional $250,000 that was added to principal and increased principal for monthly consulting fees totaling $120,000. Also during the year ended December 31, 2008, the Company paid $20,000 and issued 2,834,000 shares of its Class A common stock through the conversion of $394,000 of indebtedness. The Company failed to pay the required interest payments due for the three months ended December 31, 2008.

The balance of the Debenture, including accrued interest, at December 31, 2007 and 2008 was $1,903,143 and (net of unamortized discount of $993,233), and $1,859,325 (net of unamortized discount of $2,587,292), respectively.  Interest charged to operation in on the face amount of the debentures for the year ended December 31, 2007 and 2008 was $274,998 and $319,331. Amortization expense of the discount also charged to operations as interest expense for the year ended December 31, 2007 and 2008 amounted to $1,427,880 and $2,250,421, respectively.

At December 31, 2008, the fair value of the derivative liabilities relating to the above indicated convertible debt amounted to $152,963,623.

GGI

During the year ended December 31, 2008, the Company issued 229 shares of its Class A common stock through the conversion of the total balance due on the convertible debt amounting to $91,384.  Interest charged to operations relating to this debt during the year ended December 31, 2007 and 2008 amounted to $4,761 and $281, respectively.

In addition, since the Debentures allow the holders to convert the outstanding principal amount into shares of the Company’s common stock at a discount to fair value, the Company recorded the fair value of the conversion feature of $40,000 in 2005.  Amortization expense of the discount also charged to operations as interest expense for the year ended December 31, 2007 and 2008 amounted to $13,333 and $13,333, respectively.

Mitchell

On April 25, 2008, the Company borrowed $55,000 from an individual in exchange for issuing a convertible promissory note. The note is assessed interest at an annual rate of 4.71%. Principal and accrued interest is fully due and payable on April 25, 2011. Until the note and accrued interest are fully paid, the lender has the right to convert the amount due him into shares of the Company’s Class A common stock equaling 3.5% of the shares outstanding on date of conversion.

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

As the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate, the convertible debenture must be bifurcated from the debt and shown as a separate derivative liability. The Company recognized a beneficial conversion feature of $28,140 and a derivative liability of $31,658 at June 30, 2008.

The balance of the Debenture, including accrued interest, at December 31, 2008 was $35,078 (net of unamortized discount of $21,715).  Interest charged to operations for the year ended December 31, 2008 amounted to $1,793. The beneficial conversion feature is treated as a discount against the face amount of the debt and is amortized into interest expense over the term of note. Amortization expense on the discount charged to operations for the year ended December 31, 2008 amounted to $6,425, respectively.

At December 31, 2008, the fair value of the derivative liabilities relating to the above indicated convertible debt amounted to $3,140,001.

Kruetzfield

In July 2008, the Company entered into a financing agreement to borrow a total of $1,000,000 through the issuance of a convertible note. Interest accrues on the outstanding loan balance at an annual rate of 10% per annum. Principal is due on the maturity date with accrued interest due quarter; however,  the Company has the right to defer interest payments until the maturity date so long as it does not have positive earnings  before interest, taxes, depreciation and amortization (“EBITDA”).  The maturity date of the note is December 31, 2011.  The balance owed on the note, including accrued interest, is convertible at the election of the holder into so many free trading shares of the Company’s common stock based upon a conversion price of the lesser of (i) 50% of the averaged ten closing prices for the Company’s common stock for the ten (10) trading days immediately preceding the conversion date or (ii) $0.10.  The Company is required to reserve the number of  free trading shares of Common Stock required pursuant to and upon the terms set forth in the Subscription Agreement (approximately 100,000,000 shares), to permit the conversion of this Debenture. The Company has pledged significantly all of its assets as collateral on this loan.

As the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate, the convertible debenture must be bifurcated from the debt and shown as a separate derivative liability. The Company recognized a beneficial conversion feature of $715,266 and a derivative liability of the same amount upon receipt of the loan.

The balance of the Debenture, including accrued interest, at December 31, 2008 was $300,756 (net of unamortized discount of $231,158).  Interest charged to operations on the debenture for the year ended December 31, 2008 amounted to $39,446, respectively. The beneficial conversion feature is treated as a discount against the face amount of the debt and is amortized into interest expense over the term of note. Amortization expense on the discount charged to operations for the year ended December 31, 2008 amounted to $146,575.

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

The Company incurred fees in connection with obtaining the loan totaling $375,000. The $375,000 is being amortized into interest expense over the term of the note. The amount charged to interest expense during the year ended December 31, 2008 amounted to $18,292. The unamortized balance of deferred loan fees is reflected on the balance sheet as an asset and its balance as of December 31, 2008 amounted to $356,708.

At December 31, 2008, the fair value of the derivative liability was $29,908,928.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Royalties

A summary of royalty interests that the Company has granted and are outstanding as of December 31, 2008 follows:

	Fatigue Fuse	EFS	Server Array System	X-Ray Diffraction Method	Nondestructive evaluation and stimulate industrial innovation
Variety Investments, Ltd.	5.00%	-	-	-	-
University of Pennsylvania (see Note 7)
Net sales of licensed products	-	7.00%	-	-	-
Net sales of services	-	2.50%	-	-	-
NCAT (see Note 7) **
Net sales of licensed products	-	-	3.50%	-	-
Sublicensing income	-	-	25.00%	-	-
ISIS (see Note 7) **
Net sales of licensed products	-	-	-	2.5%	-
Sublicensing income	-	-	-	25.00%	-
ISURF (see Note 7) **
Net sales of licensed products	-	-	-	-	3.0%
Sublicensing income	-	-	-	-	25.00%
Shareholder	1.00%	0.50%	-	-	-

** License cancelled in 2008

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

During 2008, the Company paid $11,255 in royalties.

Litigation

Beck

In December 2006, the Company entered into a settlement agreement and release agreement, as well as irrevocable escrow instructions, to settle the lawsuit filed on March 8, 2006.  As consideration under the settlement, the Company issued 5,000,000 shares of its common stock to Mr. Beck, with the shares to be held by an escrow agent and distributed to Mr. Beck monthly with a trading limit equal to 8% of the previous month’s trading volume of the Company’s common stock, until Mr. Beck has received a total of $800,000.  As the Company has guaranteed this debt to Mr. Beck in the amount of $800,000, the Company originally recorded a liability for this amount at the time of the settlement.  As Mr. Beck receives proceeds from the sale of his shares through the public market, the Company is reducing its guarantee by that amount.  The balance of the liability at December 31, 2007 and 2008 amounted to $230,000 and $0, respectively.

On February 3, 2009, Match Corp (“the Company”) entered into a settlement agreement with Stephen Forrest Beck (“Beck”). Under the terms of the settlement, Beck shall receive no less than $1,750,000 through, 1) the sale of Company shares issued to him, 2) $100,000 due him on the execution of the agreement and 3) 7.5% of the net proceeds received by the Company on sale of its equity

Upon the execution of the agreement, the Company agrees to pay Beck $100.000, which is due on or before August 1, 2009 or when the Company has at least $750,000 in cash, whichever is later. Also upon execution of the agreement, Beck will receive Company free-trading common shares equaling 2.67% of the Company’s total common shares outstanding as of the date of the agreement (“the 2.67% shares”). The proceeds from the sale of these shares will be attributable to the $1.75M. Of the shares issued, Beck is entitled to receive all proceeds received from the sale of 66.66% of the shares originally received.  The agreement contains anti-dilution provisions. If Beck receives $1.75M prior to selling all of the 2.67% shares originally received, he must return to the Company all original shares remaining in excess of 66.66%. He is also entitled to keep all shares issued pursuant to the anti-dilution provisions of the agreement.

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

The Company further agrees to pay Beck 7.5% of all net proceeds received from the sale of the Company’s equity, including net cash received from the exercise of warrants and options. The cash proceeds of which will also be attributable to the $1.75M.

The Company agrees to place 5 million shares of its common stock into escrow. If Beck does not receive a total of $1.75M through the sale of the original 2.67% shares issued to him and from the other indicated consideration, additional shares will be issued to him from escrow. These issued escrow shares will be freed trading and available for sale.  The Company is obligated to place back into escrow shares of its common stock so that the total shares held in escrow will be 5 million, until such time as the Beck receives the $1.75M.

No shares issued to Beck can be sold until four months after the execution of the agreement or until the Company has raised $7.5 million, whichever is earlier.

GEM

The Company has also been named as a defendant in a lawsuit alleging breach of contract due to the Company’s failure to pay certain amounts due to a consultant for services.  The Company settled with the plaintiff in October 2008. Under the terms of the settlement, the Company agreed to pay $250,000 with a down payment of $15,000 due by November 30, 2008. The remaining balance is payable in monthly installments of $5,000. In addition, the Company is required to pay the Plaintiff a percentage of any net sums/dollars received by the Company for any equity or debt instrument, including sale by Robert Bernstein of his stock, as follows to reduce the $250,000 settlement amount:

5% up to the first 2 million dollars
4% for $2,000,001 to $4,000,000
3% over $4,000,000

In the event the Company is determined to be in default under the settlement agreement, it is required to pay the plaintiff $250,000 less any amounts already paid, plus 10% interest on the remaining amount of the $250,000 settlement (commencing October 7, 2008 to the date of default), plus $36,000 as a penalty. As September 30, 2008, the Company valued the obligation at its fair value of $222,852, based upon the present value of the required future cash flows using an annual interest rate of 6%. The Company recorded a liability on this obligation and had balance at December 31, 2007 of $250,000. The balance of the obligation at December 31, 2008 amounted to $210,011. Interest charged to operations in 2007 and 2008 relating to this obligation amounted to $0 and $2,159, respectively.

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

Maturities of the obligation are as follows:

2009	$54,033
2010	52,058
2011	55,268
2012	48,652
$210,011

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

NOTE 12 – EMPLOYEE BENEFIT PLAN

On December 14, 2007, the Company adopted a 401k retirement plan for its employees. To be eligible to participate in the plan, an employee must be at least 21 years for age and work for the Company for six consecutive months. Company contributions and employee match are discretionary. During the year ended December 31, 2008, the Company did not contribute to the plan.

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

NOTE 13 – STOCKHOLDERS' DEFICIT

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

Class C Preferred Stock

Each shareholder of Class C preferred stock is entitled to receive a cumulative dividend of 8% per annum for a period of two years.  Dividends do not accrue or are payable except out of earnings before interest, taxes, depreciation and amortization.  At December 31, 2008, no dividends are payable to Class C preferred shareholders.  Holders of the Class C preferred stock

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

are junior to holders of the Company’s Class A and B preferred stock, but hold a higher position than common shareholders in terms of liquidation rights.  Holders of Class C preferred stock have no voting rights.  Holders of Class C preferred stock have the right to convert their shares to common stock on a 300-to-1 basis.

The Company requires an approval of at least two-thirds of the holders of Class C preferred shareholders to alter or change their rights or privileges by way of a reverse stock split, reclassification, merger, consolidation or otherwise, so as to adversely affect the manner by which the shares of Class C preferred stock are converted into common shares.

Class D Preferred Stock

Holders of Class D preferred stock have a $0.001 liquidation preference, no voting rights and are junior to holders of all classes of preferred stock but senior to common shareholders in terms of liquidation rights.  Class D preferred stockholders are entitled to dividends as declared by the Company’s Board of Directors, which have not been declared as of December 31, 2008.  Holders of Class D preferred stock have the right to convert their shares to common stock on a 300-to-1 basis. As of December 31, 2008, there were no Class D Preferred shares outstanding.

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

During the year ended December 31, 2008, 5,750 shares of Class E convertible preferred stock were converted into 8,578 shares of the Company’s Class A common stock.

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

Class A Common Stock

The holders of the Company's Class A common stock are entitled to one vote per share of common stock held.

From time to time, the Company issues its common shares and holds the shares in escrow on behalf of another party until consummation of certain transactions.  The following is a reconciliation of shares issued and outstanding as of December 31, 2008:

Issued shares	99,408,963
Less shares held in escrow:
Shares issued to the Company and held in escrow	(75,000,000)
Other	(19,169)
(75,019,169)

Outstanding shares (including shares committed)	24,389,794

Class B Common Stock

The holders of the Company's Class B common stock are not entitled to dividends, nor are they entitled to participate in any proceeds in the event of a liquidation of the Company.  However, the holders are entitled to 600,000 votes for each share of Class B common stock held.

Common Shares Issued

2007

On January 9, 2007, the Company issued 20 shares of its common stock for services rendered in connection with its bridge testing which were valued at $46,000. On January 9, 2007, the Company issued 5 shares of its common stock for legal services valued at $11,500. On January 10, 2007, the Company issued 1,800 shares in consideration for the cancellation of $180,000 of convertible debt. On January 16, 2007, the Company issued 20 shares of its common stock to two consultants for services rendered valued at $45,000.  On January 22, 2007, the Company issued 30 shares of its common stock to two consultants for services rendered valued at $58,500. On February 1, 2007, the Company issued 10 shares of its common stock to a consultant for services rendered valued at $20,500.   On February 2, 2007, the Company issued 4,000 shares

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

in consideration for the cancellation of $400,000 of convertible debt. On February 7, 2007, the Company issued 15 shares of its common stock for legal services in connection with its private offering valued at $33,750. On February 14, 2007, the Company issued 20 shares of its common stock for services rendered in connection with its bridge testing which were valued at $44,000. On February 28, 2007, the Company issued 350 shares of its common stock to two consultants for services rendered subject to three year lock up agreement which were valued at $507.500. Also on February 28, 2007, the Company issued 300 shares of its common stock for accounting services subject to a three year lockup agreement which were valued at $435,000. On March 2, 2007, the Company issued 26 shares of its common stock for services rendered in connection with its bridge testing which were valued at $41,600. On March 2, 2007, the Company issued 20 shares of its common stock to two consultants for services rendered valued at $32,000.  On March 6, 2007, the Company issued 1,002 shares of its common stock to two consultants subject to three year lockup agreements for services rendered valued at $641,280.  On March 9, 2007, the Company issued 57 shares of its common stock to two consultants subject to three year lockup agreements for services rendered valued at $71,967.  On March 12, 2007, the Company issued 150 shares of its common stock to a consultant subject to three year lockup agreement for services rendered valued at $217,500.  On March 16, 2007, the Company issued 3 shares of its common stock to a consultant subject to three year lockup agreement for services rendered valued at $4,963. On March 19, 2007, 50 shares of common stock were returned and subsequently cancelled.  On March 19, 2007, the Company issued 50 shares of its common stock to a consultant subject to three year lockup agreement for services rendered valued at $77,500.  On March 27, 2007, the Company issued 169 shares of its common stock to two consultants subject to three year lockup agreements for services rendered valued at $279,345.

On April 6, 2007, the Company issued Mr. Stephen Beck 1,446 shares of its common stock pursuant to the anti-dilution provision of his settlement agreement with the Company. On April 9, 2007, the Company cancelled 9,040 shares that it held in reserve for future financing. These shares were originally considered issued but not outstanding. On April 17, 2007, the Company issued 7 shares of its common stock subject to a three year lockup agreement and valued at $10,040. On April 20, 2007, the Company issued 405 shares of its common stock in connection with the exercise of warrants to purchase 2,250,000 shares of the Company’s common stock. The 405 shares were valued at $587,250 and charged against equity. On April 25, 2007, the Company issued 2 shares of its common stock subject to a three year lockup agreement and valued at $3,346. On April 27, 2007, the Company issued 30 of its common stock shares to a consultant subject to a 2 year lock up agreement and valued at $45,000. On April 27, 2007, the Company issued 10,000 of its common stock in exchange for 3,000,000 common shares of Rocket City Automotive Group, Inc which were valued at $13,832,000. On April 27, 2007, the Company issued 7,500 shares of its common stock in exchange for 100% of the outstanding stock in Damage Assessment Technologies, Inc. The 7,500 shares were valued at $11,250,000 of which $11,000,000 was expensed as an impairment loss. On May 3, 2007, the Company issued 1,250 shares

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

of its common stock to an officer for consultant on the Company’s technology subject to a three year lockup agreement and valued at $1,837. Also on May 3, 2007, the Company issued a total of 2,450 shares of its common stock to 3 consultants subject to three year lockup agreements and valued at $3,601,500. On May 3, 2007, the Company issued 750 shares of its common stock to a consultant involved in the Company’s acquisition of Damage Assessment Technologies, Inc. valued at $1,102,500 which was charged against equity. On May 11, 2007, the Company issued 304 shares of its common stock for investment relations services pursuant to the terms of the agreement with the consultant. The 304 were valued at $456,000.On May 14, 2007, 350 shares of the Company’s common stock were returned to treasury and cancelled. On May 21, 2007, the Company issued 644 shares of its common stock pursuant to the anti-dilution provision of an agreement the Company has with a consultant. On June 11, 2007, the Company issued 4 shares of its common stock pursuant to the terms of the agreement the Company has with an investment relations firm valued at $5,600. On June 11, 2007, the Company issued 250 shares of its common stock to a consultant valued at $350,000.  On June 19, 2007, the Company issued 2,250 shares of its common stock in exchange for the cancellation of $225,000 of debt owed on certain convertible notes. On June 21, 2007, the Company issued 1,000 shares to a consultant subject to a 3 year lockup agreement valued at $1,070,000. On June 26, 2007, the Company issued 100,000 shares of its common stock for future financing. On June 27, 2007, the Company issued 6,413 shares of its common stock in exchange for 100% of the outstanding stock of Non-Destructive Assessment Technologies, Inc (“NDTAI”). The 6,413 shares were valued at $7,630,875 of which $7,380,875 was charged to operations as an impairment loss. As part of the agreement to purchase NDATI, the Company issued 337 shares of its common stock to a consultant valued at $64,463, which was charged against equity.

On July 17, 2007, the Company issued 265 shares of its common stock to Mr. Stephen Beck pursuant to the anti-dilution provision of Mr. Beck’s settlement agreement. The 265 shares were valued at par. On July 17, 2007, the Company issued 4 shares of its common stock to an investment relations firm for services valued at $4,200. On July 20, 2007, the Company issued 107 shares of its common stock to a consultant valued at $106,500.  On July 27, 2007, the Company issued 100,000 shares in its name that it is holding for future financing. On July 30, 2007, the Company issued 250 shares of its common stock to a consultant valued at $260,000.  On July 30, 2007, the Company issued 4 shares of its common stock to an investment relations firm for services valued at $4,160. On August 24, 2007, the Company issued 950 shares of its common stock to two consultants valued at $988,000.  On August 27, 2007, the Company issued 9 shares of its common stock to a consultant for services valued at $8,583. On September 11, 2007, the Company issued 290 shares of its common stock for legal services valued at $208,800. On September 19, 2007, the Company issued 2,000 shares of its common stock in exchange for the cancellation of $200,000 of debt owed on certain convertible notes. On September 19, 2007, the Company issued 4 shares of its common stock to an investment relations firm for services valued at $2,680. On September 21, 2007, the Company issued 250 shares of its common stock

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

to two consultants valued at $167,500. On September 24, 2007, the Company issued 1,000 shares of its common stock to a consultant valued at $670,000. On September 26, 2007, the Company issued 240 shares of its common stock to a consultant valued at $165,600. On September 28, 2007, the Company issued 1,500 shares of its common stock to its chief engineer as part consideration in the acquisition of Bridge Testing Concepts, Inc., a corporation wholly owned by chief engineer. The Company deemed the acquisition as a related party transaction and valued the 1,500 shares at par. On September 28, 2007, the Company issued 675 shares of its common stock to a consultant valued at $540,000.

On October 1, 2007, the Company issued 400 shares of its common stock to an employee. The shares vest over three years and were valued at $288,000. The Company is charging the $288,000 to operations over the three year vesting period. On October 2, 2007, the Company issued 76 shares of its common stock to a consultant for services valued at $51,121. On October 4,  2007, certain shareholders returned 18 shares of the Company’s common stock which were subsequently cancelled. On October 12, 2007, the Rocket City Automotive returned the 10,000 shares of the Company’s common stock that was subsequently cancelled. On December 6, 2007, the Company issued 63 shares of its common stock in connection with a private offering. The 63 shares were valued at $26,250 and was charged against the proceeds received. On December 10, 2007, the Company issued 250 shares to one of its advisors for services valued at $155,000. On December 12, 2007, the Company issued 200,000 shares in its name for future financing. On December 27, 2007, the Company issued 231 shares of its common stock to Mr. Beck pursuant to the anti-dilution provision of his settlement agreement with the Company.

2008

On January 1, 2008, the Company issued 200 shares of its common stock to a consultant for services rendered valued at $104,000. On January 9, 2008, the Company issued 15 shares of its common stock in exchange for the cancellation of $5,000 of debt owed on certain convertible notes. On January 9, 2008, the Company issued 425 shares of its common stock to a consultant for services rendered subject to two-year lock up agreement valued at $187,000.  On January 14, 2008, the Company issued a total of 7,000 shares of common stock to a consultant for services rendered valued at $3,150,000. On January 16, 2008, the Company issued 46 shares of its common stock in exchange for the cancellation of $15,000 of debt owed on certain convertible notes. On January 17, 2008, the Company issued 4,000 shares of its common stock in exchange for the cancellation of $400,000 of debt owed on certain convertible notes. On January 21, 2008, the Company issued 8 shares of its common stock to a consultant for services rendered subject to three-year lock up agreement valued at $4,275.  On January 22, 2008, the Company issued 61 shares of its common stock in exchange for the cancellation of $20,000 of debt owed on certain convertible notes. On January 24, 2008, the Company issued 107 shares of its common stock

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

in exchange for the cancellation of $35,000 of debt owed on certain convertible notes. On January 30, 2008, the Company issued Mr. Stephen Beck 378 shares of its common stock pursuant to the anti-dilution provision of his settlement agreement with the Company valued at par. On February 19, 2008, the Company issued 200 shares of its common stock to a consultant for services rendered valued at $51,000. On February 25, 2008, the Company issued 150 shares of its common stock to a consultant for services rendered on the Companies technology valued at $34,500. On February 27, 2008, the Company issued a total of 225 shares of its common stock to two consultants for services rendered valued at $49,625. On March 10, 2008, a former employee returned 450 shares of unvested common stock to the Company for cancellation. On March 21, 2008, the Company returned 400,000 shares of common stock it held in escrow for cancellation. Prior to cancellation, these 400,000 shares were considered issued but not outstanding. On March 26, 2008, the Company issued 34,500 shares of its common stock through the cashless exercise of warrants. The Company reduced its derivative liability by the fair value of the warrants exercised totaling $1,151,900.

On April 9, 2008, the Company issued 2,000 shares of its common stock to its President as compensation valued at $52,000. On April 11, 2008, the Company issued 77 shares of its common stock for cash proceeds totaling $18,624. On April 15, 2008, the Company issued 1,040 shares of its common stock in exchange for the cancellation of 1,300 shares of the Company’s Class E Convertible Preferred Stock. On April 29, 2008, the Company’s President returned to the Company 30,000 shares of its common stock for cancellation. On May 12, 2008, the Company issued 1,500 shares of its common stock to a consultant for services rendered valued at $7,500. On June 12, 2008, the Company issued 1,500 shares of its common stock to a consultant for services rendered valued at $28,500.

On July 1, 2008, the Company issued 7,538 shares of its common stock in exchange for the cancellation of 4,450 shares of the Company’s Class E Convertible Preferred Stock. On July 9, 2008, a consultant returned 250 shares of the Company common stock that were subsequently cancelled. On July 9, 2008, the Company issued a total of 42 shares of its common stock to two consultants for services rendered valued at $625. On July 14, 2008, the Company issued 10,000 shares of its common stock in exchange for the cancellation of $70,000 of debt owed on certain convertible notes. On August 7, 2008, the Company cancelled 93 shares of common stock that it held in treasury previously purchased for $94,399. On August 14, 2008, the Company issued 20,000 shares of its common stock in exchange for the cancellation of $44,000 of debt owed on certain convertible notes.

During the fourth quarter of 2008, pursuant to a settlement with certain shareholders for failure to affect the registration of certain common shares, the Company issued a total of 19,600,750 shares of its common stock valued at $35,281,350. On October 22, 2008, the Company issued 500,000 shares of its common stock in exchange for the cancellation of $50,000 of debt owed

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

on certain convertible notes. On October 27, 2008, the Company issued 170,000 shares of its common stock in exchange for the cancellation of $170,000 of debt owed on certain convertible notes. On November 26, 2008, 75,000,000 shares were issued to the Company’s that were placed in escrow. These shares are considered issued but not outstanding. On December 23, 2008, the Company issued 900,000 shares of its common stock in exchange for the cancellation of $90,000 of debt owed on certain convertible notes. On December 31, 2008, the Company issued 1,400,000 shares of its common stock in exchange for the cancellation of $140,000 of debt owed on certain convertible notes. On December 31, 2008, the Company issued 100,000 shares of its common stock to a consultant for services rendered valued at $364,000.

Stock Options

The Company has the following stock option plans:  The 2003 Stock Option, SAR and Stock Bonus Consultant Plan (“the 2003 Plan”), the 2006 Non-Qualified Stock Grant and Option Plan (the “2006 Plan”), and the 2006/2007 Non-Qualified Stock Grant and Option Plan (the “2006/2007 Plan”), and the 2008 Incentive and Nonstatutory Stock Option Plan.

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

On April 22, 2008, the Board of Directors adopted the 2008 Incentive and Nonstatutory Stock Option Plan for its employees, directors, and consultants. The Company initially reserved 100,000,000 shares of its Class A common shares to be issued under the plan. The plan was later amended to increase the number of shares reserved to 400,000,000. On April 22, 2008, the Company granted Mr. Bernstein options under the plan to purchase 30,000,000 shares of the Company’s Class A common stock at a revised price of $.011 per share. The options expire ten years after grant. On April 23, 2008, the Company granted Mr. Bernstein options under the plan to purchase 300,000,000 shares of the Company’s Class A common stock at a price of $.00462 per share. These options were returned by Mr. Bernstein on September 4, 2008 for cancelation. On May 4, 2008, the Company granted Mr. Bernstein options under the plan to purchase 70,000,000 shares of the Company’s Class A common stock at a price of $.0077 per share. The options expire ten years after grant. These options were returned by Mr. Bernstein on November 19, 2008 for cancelation. The number of shares exercisable under the plan was amended on December 4, 2008 and was reduced to 30,400,000.

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

These option agreements allow for cashless exercises when the fair market value of the Company’s common stock exceeds the respective exercise price. The Company deemed the remaining options to purchase 30,000,000 shares to be derivatives based upon their terms pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”. At December 31, 2008, the Company recorded a derivative liability on these options totaling $8,595,989.

On April 30, 2008, the Company granted options under its 2006/2007 Non-Qualified Stock Grant and Option Plan to purchase a total of 800,000 shares of its common stock to three officers and its Corporate Secretary. The exercise price of the options is $.011 per share and they expire on April 30, 2016. The options were valued using the Black-Scholes option-pricing model using the following assumptions: term of 8 years, a risk-free interest rate of 3.29%, a dividend yield of 0% and volatility of 659%.  Compensation recognized on the above option grants was $8,800 and was charged to operations. These 800,000 options were cancelled on November 30, 2008.

On April 9, 2008, pursuant to a consulting agreement, the Company granted options to a consultant to purchase 15,390,546 shares of Class A common stock at a price of $.025 per share. The options expire on April 9, 2018. The terms of the grant allow for cashless exercises when the fair market value of the Company’s common stock exceeds the respective exercise price. The Company deemed these options to be derivatives based upon their terms and recorded a derivative liability on December 31, 2008 of $4,427,716.

Stock Warrants

During the year ended December 31, 2006 the Company issued 35,000,000 warrants to Palisades as part of the Company’s modification of Palisades’ convertible debentures (see Note 10).  The Company has valued these warrants using a market capitalization method in accordance with its established accounting policy.  The warrants are exercisable at a price of the lesser of: (a) $0.001 per share; (b) 50% of the market price on the date of exercise. 34,500,000 warrants were exercised during 2008.

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

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

Under the terms of its June 16, 2008 settlement agreement with Palisades, the Company granted warrants to the debenture holders to purchase a total of 35,000,000 shares of the Company’s common stock at a price per share of the lesser of (i) $0.001 per share, or (ii) 50% of market price   The Warrants expire on October 16, 2016. The Company also granted warrants to purchase 5,000,000 shares if its common stock to an affiliate of the debenture holders as part consideration for consultant services. The 5,000,000 warrants are exercisable at a price per share of the lesser of (i) $0.10 per share, or (ii) 50% of market price   The Warrants expire on October 16, 2015. The terms of the respective warrant agreements allow the warrant holder certain piggyback registration rights. The Company deemed these warrants to be derivatives based upon their terms and recorded a derivative liability on December 31, 2008 of $11,461,318.

The following table summarizes the warrants and options outstanding at December 31, 2008:

		Weighed
	Options/	Average
	Warrants	Exercise
	Outstanding	Price
Balance – December 31, 2007	40,118,334	$0.46
Granted	482,940,746	$.016
Exercised	(34,500,000)	$(.001)
Forfeited	(375,918,334)	$(.005)
Balance – December 31, 2008	112,640,746	$ . 050

NOTE 14 – RELATED PARTY TRANSACTIONS

As of December 31, 2007 and 2008, the Company was owed by its President $8,524 and $9,412, respectively. The loan is assessed interest at an annual rate of 10%.  Interest credited to operations relating to this loan during the year ended December 31, 2007 and 2008 was $802, and $887, respectively.

MATECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

On November 21, 2006, the Company entered into a stock grant and general release agreement with the Company’s CEO, for the purpose of showing the Company’s appreciation for the CEO’s work over the past several years.  Under the agreement, the CEO was issued 30,000,000 shares of the Company’s Class A common stock, restricted in accordance with Rule 144, and subject to forfeiture back to the Company in accordance with the terms of the agreement, if he is not employed by the Company for 3 years from the date of the agreement.  Additionally under the terms of the agreement, the CEO has released the Company from any and all claims he may have against the Company for any monies owed to him as of the date of the agreement.  The value assigned to the shares issued to the CEO has been determined to be $180,000,000 based on the Company’s trading price of the shares on date of issuance.  The value will be recorded as additional compensation expense over the 36 month term of the agreement.  On April 29, 2008, the President returned the 30,000,000 shares to the Company for cancellation. The Company ceased recognizing compensation when these shares were returned. During the year ended December 31, 2007 and 2008, the Company charged to operations $60,000,000 and $19,833,333, respectively.

On April 9, 2008, the Company issued 2000 shares of its common stock to its President as compensation valued at $52,000. During 2008, the Company granted options to its President to purchase a total of 400,000,000 shares of which options to purchase 370,000,000 shares were subsequently cancelled (See Note 13). On April 30, 2008, the Company issued options to other officers and an employee to purchase 800,000 shares of common stock. The options were valued at $8,800 and charged to operations as compensation. The options were subsequently cancelled on November 25, 2008.

In September 2008, the Company entered into an agreement with Fatigue Solutions Corp (“FSC”) to provide services on a contract between FSC and an unrelated third party. The service agreement between the Company and FSC is for five years and under the agreement, FSC required to pay the Company a total of $300,000 of which $100,000 has been paid. The remaining $200,000 is paid through a 10% royalty on all income derived from FSC intellectual properties. FSC is owned by certain officers and a consultant of the Company.

The Company is crediting the amounts received from FSC to income as the services are performed. As of December 31, 2008, the Company credited $10,000 to income. The remaining $90,000 received is included in liabilities as deferred income.

NOTE 15 – SUBSEQUENT EVENTS

In January 2009, the Company issued 274,000 shares of the Company’s common stock to its President on a cashless exercise of 274,347 options.

On February 5, 2009, the Company granted a consultant warrants to purchase 480,000 shares of the Company’s common stock at a price of $0.10 per share. The warrants are immediately exercisable and expire on February 5, 2010. The terms of the warrant allow for cashless exercises.

ITEM 9 – Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Effective March 13, 2008, Material Technologies, Inc. (the “Company”) and its independent auditor, Kabani & Company, Inc. (“Kabani”), mutually agreed to terminate their relationship for the fiscal year ended December 31, 2007.  The decision to change auditors was approved by the Company’s Board of Directors.  Kabani was engaged by the Company on November 5, 2007.  Kabani’s services for the Company were limited to a review of the Company’s Quarterly Reports on Form 10-QSB for the quarter ended September 30, 2007.  During their engagement, there were no disagreements with Kabani on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Kabani would have caused Kabani to make reference to the matter in their reports.

We then engaged Gruber & Co. LLC (hereinafter “Gruber”) of Encinitas, California, as the principal accountants to audit our financial statements effective as of March 13, 2008.  We, during our most recent fiscal year and any subsequent interim period to the date hereof, did not have discussions nor have we consulted with Gruber regarding the following: (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion to be rendered on the our financial statements, and neither a written report was provided to us nor oral advice was provided that Gruber concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matters that were the subject of a “disagreement,” as that term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a reportable event.

ITEM 9A(T) – Controls and Procedures

MANAGEMENT’S INTERNAL CONTROL OVER FINANCIAL REPORTING

99
Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are not adequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These matters persist despite our having developed and partially implemented a plan to ensure that all information will be recorded accurately, processed effectively, summarized promptly and reported on a timely basis. Our plan to date has involved, in part, reallocation of responsibilities among officers, including the hiring of a new accounting consultant who is a Certified Public Accountant. One of several specific additional steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our Chairman of the Board and committee chairs, who are charged with implementing and/or carrying out our plan. It should also be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

The Company’s internal control over financial reporting disclosure, financial controls, and reporting procedures are designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer. The Company’s Chief Executive Officer and Chief Financial Officer is solely involved in implementing the Company’s internal control over financial reporting disclosure, financial controls, and reporting procedures in an effort to provide reasonable assurance regarding the reliability of financial reporting, the preparation of financial statements, and the structural flexibility required to effectuate such procedures. The Company does not presently have any Board of Director members, management, or other personnel responsible for the Company’s internal control over financial reporting.

The Company’s internal control over financial reporting disclosure, financial controls, and reporting procedures are consistent with generally accepted accounting principles, and include policies and procedures that:

(1)	pertain to the maintenance of records in reasonable detail, and accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only with the authorization of the Company’s Chief Executive Officer and Chief Financial Officer; and

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets, and unauthorized transactions, that could have a material effect on the Company’s financial statements.

Management’s Report of Internal Control over Financial Reporting

Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Our independent registered public accounting firm has not issued an attestation report on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B – Other Information

Not applicable

PART III

ITEM 10 – Directors,  Executive Officers, Promoters and Corporate Governance

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

Name	Age	Position(s)

Robert M. Bernstein	75	Chief Executive Officer, President, Chief Financial Officer, Director Officer and Chairman of the Board (1988)
Marybeth Miceli Newton	32	Chief Operating Officer
Joel R. Freedman	48	Secretary and Director
William I. Berks	78	Vice President and Director
Brent Phares	37	Chief Engineer

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

On November 17, 2006, we entered into an indemnification agreement with each of our directors.  Under the terms of the indemnification agreements, we agreed to indemnify each director to the fullest extent permitted by law if the director was or is a party or threatened to be made a party to any action or lawsuit by reason of the fact that he is or was a director.  The indemnification shall cover all expenses, penalties, fines and amounts paid in settlement, including attorneys’ fees.  A director will not be indemnified for intentional misconduct for the I purpose of his own personal benefit.

ITEM 11 – Executive Compensation

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

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	All Other Compensation	Total

Robert M. Bernstein, CEO, President, CFO	2007	$250,000	$-0-	$52,000	$-0-	$-0-	$-0-	$302,000
	2008	$195,833	$-0-	$52,000	$-0-	$-0-	$-0-	$247,833
Marybeth Miceli Newton, COO	2007	$52,083.33	$-0-	$-0-	$-0-	$-0-	$-0-	$52,083.33
	2008	$240,333	$-0-	$-0-	$-0-	$-0-	$-0-	$240,333
Brent Phares, Chief Engineer	2007	$65,625	$-0-	$-0-	$-0-	$-0-	$-0-	$65,625
	2008	$171,937	$-0-	$-0-	$-0-	$-0-	$-0-	$171,937

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

Other Compensation

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of our Company in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2008 provided for or contributed to by our Company.

Director Compensation

Our directors are not compensated for their services, but are entitled for reimbursement of expenses incurred in attending board of directors meetings.

Grants of Plan Based Awards

There were no grants of plan based awards made in 2008.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards as of December 31, 2008.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth certain information regarding our shares of outstanding common stock beneficially owned as of the date hereof by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to own beneficially more than 5% of our common stock based upon 24,408,963 shares of Class A common stock issued and outstanding.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owners[1]	Amount and Nature of Beneficial Ownership	Percent Ownership of Class[2]	Amount and Nature of Beneficial Ownership	Percent Ownership of Class

Robert M. Bernstein, President, CEO, CFO, and Director	30,000,072[3]	55.1%	597,000[4]	99.5%

William Berks, Vice President and Director	202,520	.001%	0	0%

Joel R. Freedman, Secretary and Director	203,505	.001%	0	0%

Marybeth Miceli, Chief Operating Officer	202,040	.001%	0	0%

Brent Phares, Chief Engineer	3,313	.001%	0	0%

Discover Advisory Company Frohalpstrasse 20 Zurich 8038 Switzerland	6,100,000	24.9%	0	0%

Cede & Co PO Box 222 Bowling Green Station, NY 10274	2,312,005	9.5%	0	0%

Delana International Inc. 38 Ru De La Faiencerie L-1510 Luxembourg	1,500,000	6.1%	0	0%

Montalcino SA c/o Barry Mitchelll 32107 Linder Westlake Village, CA 91361	2,000,000	8.2%	0	0%

Picasso LLC 8930 Burton Way 304 Beverly Hills, CA 90211	1,500,000	6.1%	0	0%

RBC Dexia Investor Services Hohlstrasse 602 CH-B040 Zurich Switzerland	3,556,350	14.6%	0	0%

All executive officers and directors as a group (five persons)	30,011,450	55.1%	597,000	99.5%

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
3  Includes options to purchase 30,000,000 shares of Class A common stock at $0.011 per share expiring on April 22, 2018.
4  Each share of Class B common stock has 2,000 votes on any matter which is brought for shareholders for a vote.  As a result, Mr. Bernstein holds 1,194,000,000 votes represented by the Class B common stock, and approximately 69% of the overall votes.
5  Includes 1,000,000 shares of common stock issuable upon exercise of warrants expiring September 18, 2009 at an exercise price of $0.20 per share.

ITEM 13 – Certain Relationships and Related Transactions

None.

ITEM 14 – Principal Accounting Fees and Services

Gruber & Company LLC (the “Independent Auditor”) was our independent auditor and examined our financial statements for the years ended December 31, 2007 and 2008.  The Independent Auditor performed the services listed below and were as paid the aggregate fees listed below for the years ended December 31, 2007 and 2008.

Audit Fees

The Independent Auditor was paid aggregate fees of approximately $55,000 for the fiscal year ended December 31, 2008 and approximately $40,000 for the fiscal year ended December 31, 2007 for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB and Form 10-Q during these periods.

Audit Related Fees

The Independent Auditor was not paid additional fees for either the year ended December 31, 2008 or the fiscal year ended December 31, 2007 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The Independent Auditor was not paid fees for the year ended December 31, 2007 or the fiscal year ended December 31, 2008 for professional services rendered for tax compliance, tax advice and tax planning during this fiscal year period.

All Other Fees

The Independent Auditor was not paid any other fees for professional services during the year ended December 31, 2007 or the fiscal year ended December 31, 2008.

PART IV

ITEM 15 – Exhibits

3.1	Certificate of Incorporation of Material Technologies, Inc., dated March 4, 1997[1]

3.2	Certificate of Amendment to Articles of Incorporation, dated February 16, 2000[2]

3.3	Certificate of Amendment to Articles of Incorporation, dated July 12, 2000[2]

3.4	Certificate of Amendment to Articles of Incorporation, dated July 31, 2000[2]

3.5	Amended and Restated Articles of Incorporation, dated September 12, 2003[3]

3.6	Certificate of Amendment to Articles of Incorporation, dated May 31, 2006[4]

3.7	Certificate of Amendment to Articles of Incorporation, dated October 25, 2006[4]

1  Incorporated by reference from our registration statement on Form S-1 filed with the Commission on April 30, 1997.
2  Incorporated by reference from our Annual Report on Form 10-KSB filed with the Commission on March 30, 2001.
3  Incorporated by reference from our Annual Report on Form 10-KSB filed with the Commission on April 9, 2004.
4  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 8, 2006.

3.8
Certificate of Amendment of Certificate of Incorporation dated September 30, 2008 is hereby incorporated by reference to Exhibit 3.1 to the Form 10-Q quarterly report of the Company for the three month period ended September 30, 2008, filed on November 14, 2008.

3.9	Bylaws [1]

4.1	Class A Convertible Preferred Stock Certificate of Designation[1]

4.2	Class B Convertible Preferred Stock Certificate of Designation[1]

4.3	Class E Convertible Preferred Stock Certificate of Designation[5]

10.1	License Agreement between Tensiodyne Scientific Corporation and the Trustees of the University of Pennsylvania, dated August 26, 1993[1]

10.2	Sponsored Research Agreement between Tensiodyne Scientific Corporation and the Trustees of the University of Pennsylvania, dated August 31, 1993[1]

10.3	Amendment No. 1 to the License Agreement between Tensiodyne Scientific Corporation and the Trustees of the University of Pennsylvania, dated October 15, 1993[1]

10.4	Repayment Agreement between Tensiodyne Scientific Corporation and the Trustees of the University of Pennsylvania, dated October 15, 1993[1]

10.5	Teaming Agreement between Tensiodyne Scientific Corporation and Southwest Research Institute, dated August 23, 1996[1]

10.6	Letter Agreement between Tensiodyne Scientific Corporation, Robert M. Bernstein, and Stephen Forrest Beck and Handwritten modification, dated February 8, 1995[1]

10.7	Agreement between Tensiodyne Corporation and Tensiodyne 1985-1 R&D Partnership[6]

10.8	Amendment to Agreement between Material Technologies, Inc. and Tensiodyne 1985-1 R&D Partnership[6]

10.9	Agreement between Advanced Technology Center of Southeastern Pennsylvania and Material Technologies[6]

10.10	Addendum to Agreement between Advanced Technology Center of Southeastern Pennsylvania and Material Technologies, Inc. [6]

10.11	Class A Senior Preferred Convertible Debenture issued to Palisades Capital, LLC, dated September 23, 2003[3]

5  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on February 6, 2007.
6  Incorporated by reference from our registration statement on Form S-1 which became effective on January 19, 1996.

10.12	Stock Purchase Agreement, dated April 7, 2005, with Birchington Investments Ltd. [7]

10.13	Escrow Agreement with Birchington Investments Ltd, dated April 7, 2005[7]

10.14	Workout Agreement with the Trustees of the University of Pennsylvania, dated August 15, 2005[7]

10.15	Securities Purchase Agreement with Golden Gate Investors, Inc., dated December 16, 2005[8]

10.16	Convertible Debenture issued to Golden Gate Investors, Inc., dated December 16, 2005[8]

10.17	Common Stock Purchase Warrant issued to Golden Gate Investors, Inc., dated December 16, 2005[8]

10.18	Registration Rights Agreement for Golden Gate Investors, Inc., dated December 16, 2005[8]

10.19	Letter Agreement with Golden Gate Investors, Inc., dated December 16, 2005[8]

10.20	Letter Agreement with Golden Gate Investors, Inc., dated December 16, 2005[8]

10.21	Addendum to Convertible Debenture, Warrant to Purchase Common Stock and Securities Purchase Agreement with Golden Gate Investors, Inc., dated December 16, 2005[8]

10.22	Addendum to Convertible Debenture and Warrant to Purchase Common Stock with Golden Gate Investors, Inc., dated December 16, 2005[8]

10.23	Addendum to Convertible Debenture, Warrant to Purchase Common Stock and Securities Purchase Agreement, dated May 2, 2006, with Golden Gate Investors, Inc.[9]

10.24	Securities Purchase Agreement, dated May 30, 2006, with La Jolla Cove Investors, Inc.[10]

10.25	Warrant to Purchase Common Stock issued to La Jolla Cove Investors, Inc., dated May 30, 2006[10]

10.26	Addendum to Warrant to Purchase Common Stock, dated as of June 12, 2006, issued to La Jolla Cove Investors, Inc. [11]

10.27	Addendum to Convertible Debenture, Warrant to Purchase Common Stock and Securities Purchase Agreement dated as of May 2, 2006[12]

7  Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Commission on November 14, 2005.
8  Incorporated by reference from our Current Report on Form 8-K/A filed with the Commission on January 5, 2006.
9  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 17, 2006.
10  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 8, 2006.
11  Incorporated by reference from our Current Report on Form 8-K/A filed with the Commission on June 15, 2006.
12  Incorporated by reference from our registration statement on Form SB-2 filed with the Commission on June 15, 2006.

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

13  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 9, 2006.
14  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 24, 2006.
15  Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Commission on November 14, 2006.
16  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 2, 2006.
17  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 28, 2006.

10.45	Stock Grant and General Release Agreement with Robert M. Bernstein, dated November 21, 2006[17]

10.46	Settlement Agreement and Release with Stephen F. Beck, dated as of December 27, 2006[18]

10.47	Irrevocable Escrow Instructions with Stephen F. Beck, dated as of December 27, 2006[18]

10.48	Promissory Note, dated March 30, 2007, with Nathan J. Esformes[19]

10.49	Acquisition Agreement with UTEK Corporation and Damage Assessment Technologies, Inc., dated May 3, 2007[20]

10.50	Acquisition Agreement with UTEK Corporation and Non-Destructive Assessment Technologies, Inc., dated June 28, 2007[21]

10.51	Agreement with Livingston Investments, Ltd., dated as of July 3, 2007[22]

10.52	Amendment No. 2 to Class A Senior Secured Convertible Debenture, dated October 11, 2007, with Palisades Capital, LLC[22]

10.53	Acquisition Agreement with Brent Phares and Bridge Testing Concepts, Inc., dated September 28, 2007[23]

10.54	Amendment to Consulting Agreement with Strategic Advisors, Ltd., dated April 9, 2008[22]

10.55	Consulting Agreement with Bud Shuster, dated April 9, 2008[22]

10.56	Consulting Agreement with Kelly Shuster, dated April 9, 2008[22]

10.57	Class A Common Stock Option Agreement with Bud Shuster, dated April 9, 2008[22]

10.58	Class A Common Stock Option Agreement with Kelly Shuster, dated April 9, 2008[22]

10.59	Class B Common Stock Option Agreement with Bud Shuster, dated April 9, 2008[22]

10.60	Class B Common Stock Option Agreement with Kelly Shuster, dated April 9, 2008[22]

10.61	Settlement Agreement dated February 12, 2009 with Stephen F. Beck is hereby incorporated herein by reference to Exhibit 10.1 to the Form 8-K current report of the Company dated February 12, 2009

18  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 3, 2007.
19  Incorporated by reference from our Annual Report on Form 10-KSB filed with the Commission on April 3, 2007.
20  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 4, 2007.
21  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on July 3, 2007.
22  Incorporated by reference from our Annual Report on Form 10-KSB filed with the Commission on April 14, 2008.
23  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 29, 2007.

10.62	Settlement Agreement and Release with RCB Dexia Investor Services Bank Luxembourg, Anima S.G.R.P.A. Rubrica Anima America, and Kreuzfeld Ltd, dated August 19, 2008[24]

10.63	Amendment to Settlement Agreement and Release with Kreuzfeld Ltd., dated August 19, 2008[24]

10.64	Settlement Agreement and Release with Patrick Fischli, dated August 28, 2008[24]

10.65	Settlement Agreement and Release with Rubrica Anima Fondattivo, dated August 28, 2008[24]

10.66	Settlement Agreement and Release with Rubrica Anima Fondo Trading, dated August 28, 2008[24]

10.67	Settlement Agreement and Release with Bank Julius Baer & Co. Hong Kong, dated August 28, 2008[24]

10.68	Warrant Agreement with RBC Dexia Investor Services Bank Luxembourg, dated August 29, 2008[24]

10.69	Warrant Agreement with Kruezfeld Ltd., dated August 29, 2008[24]

10.70	Warrant Agreement with Patrick Fischli, dated August 29, 2008[24]

10.71	Warrant Agreement with Rubrica Anima Fondo Trading, dated August 29, 2008[24]

10.72	Warrant Agreement with Rubrica Anima Fondattivo, dated August 29, 2008[24]

10.73	Warrant Agreement with Bank Julius Baer & Co. Hong Kong, dated August 29, 2008[24]

10.74	Warrant Agreement with Anima S.G.R.P.A. Rubrica Anima America, dated August 29, 2008[24]

10.75	Warrant Agreement with Continental Advisors, dated August 29, 2008[24]

10.76	Amendment to Settlement Agreement with RBC Dexia Investor Services Bank Luxembourg, dated November 4, 2008[24]

10.77	License Agreement, Fatigue Solutions[25]

10.78	Incentive Stock Option Agreement[25]

10.79	Business Agreement, India-America Technology Agency[25]

10.80	Indemnification Agreement, Miceli Newton[25]

10.81	Teaming Agreement, E-Radlik, Inc.[25]

24  Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 14, 2008, for the three month period ended September 30, 2008.
25  Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on August 19, 2008 for the three month period ended June 30, 2008.

10.82	Convertible Debenture Kreuzfeld, Ltd.[25]

10.83	Security Agreement, Kreuzfeld, Ltd.[25]

10.84	Financing Escrow Agreement[25]

10.85	Registration Rights Agreement, Kruezfeld, Ltd[25]

14.1	Code of Ethics is incorporated herein by reference to Exhibit 14.1 to the Form 10-KSB/A of the Company filed on July 29, 2008

23.1	Consent of Gruber & Company, LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 13, 2009	MATECH Corp.

	By:	/s/ Robert M. Bernstein
Robert M. Bernstein
Its: Chief Executive Officer, President, and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)