Form 10-Q
period 2009-03-31
MATECH Corp.
filed 2009-05-20
CIK 1036668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

Commission file number: 000-23617

Matech Corp.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of
incorporation or organization)

95-4622822
(I.R.S. Employer
Identification No.)

11661 San Vicente Boulevard, Suite 707, Los Angeles, CA 90049
(Address of principal executive offices)

(310) 208-5589
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐      No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐     No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of May 19, 2009, there were 108,061,790 shares of our Class A common stock issued and 31,492,621 outstanding, and 600,000 shares of Class B common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):     Yes  ☐     No  ☒

MATECH CORP.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

MATECH CORP
(Formerly known as Material Technologies, Inc.)
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2008	2009
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$176,345	$219,810
Accounts receivable	41,961	97,977
Inventories	141,341	74,943
Prepaid expenses and other current assets	359,227	-

Total current assets	718,874	392,730

Property and equipment, net	78,601	71,552
Loan fee, net	-	144,880
Intangible assets, net	1,764	1,495
Deposit	2,348	2,348

	$801,587	$613,005

See notes to consolidated financial statements.

MATECH CORP
(Formerly known as Material Technologies, Inc.)
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2008	2009
		(Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$670,207	$924,170
Deferred revenue - related party	90,000	50,000
Loans payable - related party	-	12,768
Current portion of payable due on legal settlement	54,033	54,772
Current portion of research and development sponsorship payable	25,000	25,000
Current portion of Convertible debentures and accrued interest payable, net of discount	1,859,325	2,301,803
Notes payable	299,542	304,508
Total current liabilities	2,998,107	3,673,021

Legal settlement payable	155,978	143,254
Research and development sponsorship payable, net of current portion	778,549	787,956
Convertible debentures and accrued interest payable, net of discount	335,834	562,767
Derivative and warrant liabilities	210,497,575	329,442,548
	211,767,936	330,936,525

Total liabilities	214,766,043	334,609,546

Minority interest in consolidated subsidiary	825	825

Commitments and contingencies

Stockholders' deficit:
Class A preferred stock, $0.001 par value, liquidation preference of $720 per share; 350,000 shares authorized; 337 shares issued
and outstanding as of December 31, 2008 and March 31, 2009	-	-
Class B preferred stock, $0.001 par value, liquidation preference of
$10,000 per share; 15 shares authorized; 0 shares issued and
outstanding as of December 31, 2008 and March 31, 2009	-	-
Class C preferred stock, $0.001 par value, liquidation preference of
$0.001 per share; 25,000,000 shares authorized; 1,517 shares issued
and outstanding as of December 31, 2008 and March 31, 2009	1	1
Class D preferred stock, $0.001 par value, liquidation preference of
$0.001 per share; 20,000,000 shares authorized; 0 shares issued
and outstanding as of December 31, 2008 and March 31, 2009	-	-
Class E convertible preferred stock, $0.001 par value, no liquidation preference; 60,000 shares authorized; 49,250 shares issued and
outstanding as of December 31, 2008 and March 31, 2009	49	49
Class A Common Stock, $0.001 par value, 1,699,400,000 shares authorized; 99,408,963 shares issued and 24,389,794 shares
outstanding as of December 31, 2008; 107,416,290 shares issued
and 30,847,121 shares outstanding as of March 31, 2009	24,390	30,847
Class B Common Stock, $0.001 par value, 600,000 shares authorized,
issued and outstanding as of December 31, 2008 and March 31, 2009	600	600
Warrants subscribed	10,000	10,000
Additional paid-in-capital	367,125,759	368,287,619
Deficit accumulated during the development stage	(581,117,806)	(702,316,656)
Treasury stock ( 24,635 shares at cost at December 31,2008 and 25,448 shares at cost at March 31, 2009)	(8,274)	(9,826)

Total stockholders' deficit	(213,965,281)	(333,997,366)

	$801,587	$613,005
See notes to consolidated financial statements.

MATECH CORP
(Formerly known as Material Technologies, Inc.)
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			From October 21, 1983
	For the Three Months Ended		(Inception)
	March 31,		through
	2008	2009	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Research and development	$-	$-	$5,392,085
Revenue from bridge testing	1,090	64,181	475,427
Other	-	90,000	374,125

Total revenues	1,090	154,181	6,241,637

Costs and expenses:
Bridge testing costs	-	108,626	181,883
Research and development	158,993	84,566	21,175,388
General and administrative	20,328,325	1,046,075	332,124,032
Modification of research and development sponsorship agreement	-	-	5,963,120
Loss on settlement of lawsuits	-	-	1,267,244

Total costs and expenses	20,487,318	1,239,267	360,711,667

Loss from operations	(20,486,228)	(1,085,086)	(354,470,030)

Other income (expense):
Gain (Loss) on modification of convertible debt	-	-	(378,485)
Loss on subscription receivable		-	(1,368,555)
Interest expense	(370,991)	(1,166,188)	(15,812,065)
Other-than-temporary impairment of marketable securities available for sale	-	-	(9,785,947)
Loss on shareholder settlement relating to failure to register common shares	-	-	(39,407,195)
Net unrealized and realized loss of marketable securities	(8)	(1,803)	(9,400,021)
Change in fair value of investments derivative liability	-	-	(210,953)
Change in fair value of derivative and warrant liabilities	8,559,576	(118,944,973)	(271,923,869)
Interest income	12,443	-	483,056
Other	-	-	(25,992)

Other income (expense), net	8,201,020	(120,112,964)	(347,830,026)

Loss before provision for income taxes	(12,285,208)	(121,198,050)	(702,300,056)

Provision for income taxes	(800)	(800)	(16,600)

Net loss	$(12,286,008)	$(121,198,850)	$(702,316,656)

Per share data:
Basic and diluted net loss per share	$(88.67)	$(4.39)
Weighted average Class A common shares outstanding - basic and diluted	138,562	27,577,952

See notes to consolidated financial statements.

MATECH CORP
(Formerly known as Material Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From October 21, 1983
	For the Three Months Ended		(Inception)
	March 31,		through
	2008	2009	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(12,286,008)	$(121,198,850)	$(702,316,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on modification of convertible debt	-	-	378,485
Impairment loss	-	-	21,391,528
Loss on charge off of subscription receivables			1,368,555
Stock based compensation	4,580,400	568,317	211,046,698
Increase in debt for services and fees	-	60,000	5,736,625
Officer's stock based compensation	15,000,000	-	86,460,675
Issuance of common stock for modification of
research and development sponsorship agreement	-	-	7,738,400
Issuance of common stock in settlement for failure to
register common shares	-	-	39,407,195
Change in fair value of derivative and warrant liabilities	-	118,944,973	274,159,069
Net realized and unrealized loss on marketable securities	-	1,803	7,897,508
Other-than-temporary impairment of marketable
securities available for sale	-	-	9,785,946
Legal fees incurred for note payable	-	-	1,456,142
Accrued interest expense added to principal	130,984	139,641	2,057,135
Amortization of discount on convertible debentures	339,725	934,142	13,457,173
Change in fair value of investments derivative liability	(8,559,576)	-	3,223,323
Accrued interest income added to principal	(2,407)	-	(305,885)
Depreciation and amortization	5,310	19,919	269,890
Other non-cash adjustments	-	-	(114,730)
(Increase) decrease in trade receivables	84,371	(56,016)	(148,304)
(Increase) decrease in inventories	(14,790)	66,398	(74,943)
(Increase) decrease in prepaid expenses and other			-
current assets	32,500	109,935	423,779
(Decrease) increase in accounts payable and accrued			-
expenses	(161,759)	241,977	2,781,472
(Decrease) Increase in deferred revenue - related party	-	(40,000)	50,000

Net cash used in operating activities	(851,250)	(207,761)	(13,870,920)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	300,000	-	3,758,476
Purchase of marketable securities	-	-	(2,206,379)
Investment in certificate of deposits and commercial paper	(565,000)	-	(1,965,000)
Redemptions of certificate of deposits and commercial paper	858,922	-	1,965,000
Payment received on officer loans	-	-	876,255
Funds advanced to officers	-	-	(549,379)
Proceeds received in acquisition of consolidated subsidiaries	-	-	600,000
Purchase of property and equipment	(17,167)	(12,600)	(386,020)
Investment in joint ventures	-	-	(102,069)
Proceeds from foreclosure	-	-	44,450
Proceeds from the sale of property and equipment	-	-	19,250
Payment for license agreement	-	-	(6,250)

Net cash provided by (used in ) investing activities	576,755	(12,600)	2,048,334

See notes to consolidated financial statements.

MATECH CORP
(Formerly known as Material Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From October 21, 1983
	For the Three Months Ended		(Inception)
	March 31,		through
	2008	2009	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flow from financing activities:
Proceeds from the sale of common stock and warrants	$-	$671	$9,465,248
Proceeds from convertible debentures and other
notes payable	-	295,000	3,647,766
Proceeds from the sale of preferred stock	-	-	473,005
Fees incurred in debt financing	-	-	(1,505,932)
Capital contributions	-	-	301,068
Purchase of treasury stock	(1,590)	(4,025)	(180,939)
Principal reduction on notes payable	(252)	(27,820)	(152,820)
Payment on proposed reorganization	-	-	(5,000)

Net cash provided by (used in) financing activities	(1,842)	263,826	12,042,396

Net change in cash and cash equivalents	(276,337)	43,465	219,810

Cash and cash equivalents, beginning of period	809,710	176,345	-

Cash and cash equivalents, end of period	$533,373	$219,810	$219,810

Supplemental disclosure of cash flow information:
Interest paid during the period	$281	$-
Income taxes paid during the period	$800	$-

Supplemental disclosures of non-cash investing and financing activities:

2009

In January 2009, the Company issued its President 274,000 shares of its common stock in a cashless exercise of 274,347 options.

In February 2009, the Company issued 6,000,000 shares of its common stock in a conversion of
$600,000 of convertible debt.

2008

During the three months ended March 31, 2008, the Company issued 4,229 shares of its Class A common stock in the conversion of $491,132 of convertible debt.

During the three months ended March 31, 2008, the Company issued 8,208 shares of its Class A common stock for consulting services valued at $3,580,400.

During the three months ended March 31, 2008, the Company issued 378 shares of its Class A common stock pursuant to the anti-dilution provisions of a settlement agreement.

During the three months ended March 31, 2008. a former employee returned 450 shares of the Company's Class A common stock to treasury which were subsequently cancelled.

During the three months ended March 31, 2008, the Company issued 34,500 shares of its Class A common stock in consideration of the exercise of cashless warrants. The Company accrued derivative liability in connection with the granting of the warrants, which had a balance of $1,151,900 on the date of exercise. The liability balance was credited o equity.

During the three months ended March 31, 2008, the Company's contingent obligation to Mr. Beck under a settlement agreement was reduced to $0, therefore the Company reduced its legal settlement liability by the remaining accrued provision of $230,000, which was credited to equity.

See notes to consolidated financial statements.

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2009 and 2008

NOTE 1 - BASIS OF PRESENTATION

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 2009, and the results of its operations for the three months ended March 31, 2009 and 2008, and for the period from October 21, 1983 (inception) to March 31, 2009, and its cash flows for the three months ended March 31, 2009 and 2008, and for the period from October 21, 1983 (inception) to March 31, 2009. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Commission on April 15, 2009.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage and, at March 31, 2009, has an accumulated deficit of $702,316,656, continues to sustain operating losses on a monthly basis, and expects to incur operating losses for the foreseeable future.  Management of the Company will need to raise additional debt and/or equity capital to finance future activities.  However, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations.  In light of these circumstances, substantial doubt exists about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2009 and 2008

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

The adoption of SFAS No 160 has not had a significant impact on our financial statements.

FASB issued Staff Position No. 142-3 - In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for the Company in the first quarter of 2009. The adoption of FSP 142-3 has not had a significant impact on our financial statements.

FASB issued Staff Position No. EITF 03-6-1 - In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. EITF 03-6-1 is effective for the Company in the first quarter of 2009. The adoption of EITF 03-6-1 has not had a significant impact on our financial statements

SFAS No. 157 - The Company adopted in the first quarter of fiscal 2009, the Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS No. 157”) for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure.

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2009 and 2008

The effect on the Company’s periodic fair value measurements for financial and non-financial assets and liabilities was not material.

In October 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a significant impact on our financial statements or the fair values of our financial assets and liabilities.

In December 2008, the FASB issued Financial Staff Position (“FSP”) Financial Accounting Standard No. 140-4 and FASB Interpretation 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4” and “FIN 46(R)-8”). The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 became effective for us on December 31, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a significant impact on our financial statements.

December 2007, the Financial Accounting Standards Board issued Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaborative Arrangements, which applies to collaborative arrangements that are conducted by the participants without the creation of a separate legal entity for the arrangement and clarifies, among other things, how to determine whether a collaborative arrangement is within the scope of this issue. EITF Issue No. 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of EITF Issue No. 07-1 did not have a significant impact on our financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable as of March 31, 2009, consist of the following:

Trade receivables	$97,977

NOTE 4 - INVENTORIES

Inventories at March 31, 2009 consist of the following:

Finished goods	$74,943

Inventories consist of sensors and other parts used in the Company’s bridge testing operations.

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2009 and 2008

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2009 consisted of the following:

Office and computer equipment	$27,645
Manufacturing equipment	243,121
270,766
Less accumulated depreciation	(199,214)
$71,552

Depreciation charged to operations for the three months ended March 31, 2009 and 2008 amount to $19,650 and $5,041, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of the following at March 31, 2009:

	Period of Amortization

Patent costs	17 years	$28,494
License agreement (see Note 7)	17 years	6,250
Website	5 years	5,200
		39,944
Less accumulated amortization		(38,449)
		$1,495

Amortization charged to operations for the three months ended March 31, 2009 and 2008 was $269, and $269, respectively.

Estimated amortization expense for remaining life of the intangible assets is as follows:

2009	$1,076
2010	$419

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2009 and 2008

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

Interest expense charged to operations during the three months ended March 31, 2009 and 2008 amounted $9,407 and $3,679, respectively.  The balance of the obligation (including accrued interest) at March 31, 2009 was $$812,956and is reflected in research and development sponsorship payable in the accompanying condensed consolidated balance sheet.  The current portion represents the minimum annual payment under the Workout Agreement, while the remaining balance is reflected as non-current as the Company does not expect to be required to make additional payments during the next twelve months.

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

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2009 and 2008

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

The Company abandoned the license in early 2009 and dissolved Monitoring in March 2009.

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

The Company abandoned the license in early 2009 and dissolved SATI in March 2009.

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2009 and 2008

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

The Company abandoned the license in October 2008 and dissolved NATI in March 2009.

NOTE 8 – NOTES PAYABLE

On May 27, 1994, the Company borrowed $25,000 from a shareholder.  The loan is evidenced by a promissory note bearing interest at 6.5 percent.  The note is secured by the Company’s patents and matured on May 31, 2002.  The loan has not been paid and is now in default.  As additional consideration for the loan, the Company granted to the shareholder a 1% royalty interest in the Fatigue Fuse and a 0.5% royalty interest in EFS (see Note 10).  The balance due on this loan as of March 31, 2009 was $58,790.  Interest charged to operations during the three months ended March 31, 2009 and 2008 was $406 and $406, respectively.

On April 28, 2003, the Company borrowed $10,000 from an unrelated third party.  The loan is unsecured, non-interest bearing and due on demand.

On March 5, 2007, the Company borrowed $200,000 from a shareholder. The loan is evidenced by an unsecured promissory note which is assessed interest at an annual rate of 8%. The note

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2009 and 2008

matured on March 5, 2009 when the principal and accrued interest became fully due and payable. The loan and accrued interest was not paid by the due date and the Company is in default under the terms of the note. The balance of the loan including accrued interest at March 31, 2009 is $235,718.  Interest charged to operations during the three months ended March 31, 2009 and 2008 was $4,560 and $4,258, respectively.

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

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2009 and 2008

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

•
The Company will not file any Registration Statement on Form S-8 nor issue any shares registered on Form S-8, exclusive of shares currently registered on Form S-8.  However, when the total capital in the Company’s cash account drops below $500,000, the Company may issue up to $30,000 worth of securities registered on Form S-8, valued at

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2009 and 2008

•
the market price of the common stock on the date of issuance, per month, non-cumulative.  Any issuance of S-8 shares will be supported by an opinion of the Company’s counsel that such issuance complies in all respects with federal securities laws.  This opinion will be provided to the legal representative of the Holder upon request.  Further, the Company will ensure that every entity or individual that receives S-8 shares will be subject to a “dribble-out” restricting their sale to not more than 1/20th of 2% of the previous month’s total trading volume in any single trading day, non-cumulative.  The above described dribble-out is not an aggregate sale restriction for all entities and individuals receiving S-8 shares.

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

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2009 and 2008

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

During the three months ended March 31, 2009, the holders advanced an additional $150,000 that was added to principal and increased principal for monthly consulting fees totaling $60,000. Also during the three months period, the Company issued 6,000,000 shares of its Class A common stock through the conversion of $600,000 of indebtedness. The Company failed to pay the required interest payments due for the three months ended March 31, 2009.

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2009 and 2008

The balance of the Debenture, including accrued interest, at March 31, 2009 was $2,301,803 (net of unamortized discount of $1,684,078). Interest charged to operations on the face amount of the debentures for the three months ended March 31, 2009 and 2008 was $99,264 and $71,717. Amortization expense of the discount also charged to operations as interest expense for the three months ended March 31, 2009 and 2008 amounted to $903,214 and $326,392, respectively.

At March 31, 2009, the fair value of the derivative liabilities relating to the above indicated convertible debt amounted to $91,675,264.

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

The balance of the Debenture, including accrued interest, at March 31, 2009 was $38,051(net of unamortized discount of $19,402).  Interest charged to operations for the three months ended March 31, 2009 and 2008 amounted to $660 and $0, respectively. The beneficial conversion feature is treated as a discount against the face amount of the debt and is amortized into interest expense over the term of note. Amortization expense on the discount charged to operations for the three months ended March 31, 2009 and 2008 amounted to $2,313and $0, respectively

At March 31, 2009, the fair value of the derivative liabilities relating to the above indicated convertible debt amounted to $2,742,019.

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

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2009 and 2008

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

The balance of the Debenture, including accrued interest, at March 31, 2009 was $524,716 (net of unamortized discount of $540,075).  Interest charged to operations on the debenture for the three months ended March 31, 2009 and 2008 amounted to $25,345 and $0, respectively. The beneficial conversion feature is treated as a discount against the face amount of the debt and is amortized into interest expense over the term of note. Amortization expense on the discount charged to operations for the three months ended March 31, 2009 and 2008 amounted to $28,615 and $0, respectively.

The Company incurred loan fees in connection with obtaining the loan totaling $180,000 that is being amortized into interest expense over the term of the note. The amount charged to interest expense during the three months ended March 31, 2009 and 2008 amounted to $89,389 and $0. The unamortized balance of deferred loan fees is reflected on the balance sheet as an asset and its balance as of March 31, 2009 amounted to $144,880.

At March 31, 2009, the fair value of the derivative liability was $24,490,192.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Royalties

A summary of royalty interests that the Company has granted and are outstanding as of March 31, 2009 follows:

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2009 and 2008

	Fatigue Fuse	EFS

University of Pennsylvania (see Note 7)
Net sales of licensed products	-	7.00%
Net sales of services	-	2.50%
Shareholder	1.00%	0.50%

Litigation

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

5% up to the first 2 million dollars
4% for $2,000,001 to $4,000,000
3% over $4,000,000

In the event the Company is determined to be in default under the settlement agreement, it is required to pay the plaintiff $250,000 less any amounts already paid, plus 10% interest on the remaining amount of the $250,000 settlement (commencing October 7, 2008 to the date of default), plus $36,000 as a penalty. At September 30, 2008, the Company valued the obligation at its fair value of $222,852, based upon the present value of the required future cash flows using an annual interest rate of 6%. The balance of the obligation at March 31, 2009 amounted to $198,026. Interest charged to operations during the three months ended March 31, 2009 and 2008 relating to this obligation amounted to $3,015 and $0, respectively.

Maturities of the obligation are as follows:

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2009 and 2008

2010	$54,772
2011	52,842
2012	56,101
2013	34,311
$198,026

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

NOTE 11 – EMPLOYEE BENEFIT PLAN

On December 14, 2007, the Company adopted a 401k retirement plan for its employees. To be eligible to participate in the plan, an employee must be at least 21 years for age and work for the Company for six consecutive months. Company contributions and employee match are discretionary. During the three months ended March 31, 2009, the Company did not contribute to the plan.

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2009 and 2008

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

Class C Preferred Stock

Each shareholder of Class C preferred stock is entitled to receive a cumulative dividend of 8% per annum for a period of two years.  Dividends do not accrue or are payable except out of earnings before interest, taxes, depreciation and amortization.  At March 31, 2009, no dividends are payable to Class C preferred shareholders.  Holders of the Class C preferred stock are junior to holders of the Company’s Class A and B preferred stock, but hold a higher

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2009 and 2008

position than common shareholders in terms of liquidation rights.  Holders of Class C preferred stock have no voting rights.  Holders of Class C preferred stock have the right to convert their shares to common stock on a 300-to-1 basis.

The Company requires an approval of at least two-thirds of the holders of Class C preferred shareholders to alter or change their rights or privileges by way of a reverse stock split, reclassification, merger, consolidation or otherwise, so as to adversely affect the manner by which the shares of Class C preferred stock are converted into common shares. As of March 31, 2009, there were 1,517 shares of Class C Preferred Stock outstanding.

Class D Preferred Stock

Holders of Class D preferred stock have a $0.001 liquidation preference, no voting rights and are junior to holders of all classes of preferred stock but senior to common shareholders in terms of liquidation rights.  Class D preferred stockholders are entitled to dividends as declared by the Company’s Board of Directors, which have not been declared as of March 31, 2009.  Holders of Class D preferred stock have the right to convert their shares to common stock on a 300-to-1 basis. As of March 31, 2009, there were no Class D Preferred shares outstanding.

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

In connection with the acquisition of SATI, the Company issued 50,000 shares of Class E convertible preferred which were valued at the shares original purchase price of $19.50 per share. The Company also issued an additional 5,000 shares to a consultant in connection with the SATI acquisition, which were valued at $97,500 and charged to equity as costs of the offering. As of March 31, 2009, there were 49,250 shares of Class E Preferred Stock outstanding.

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2009 and 2008

Class A Common Stock

The holders of the Company's Class A common stock are entitled to one vote per share of common stock held.

During the three months ended March 31, 2009, the Company issued 8,007,327 shares of its common stock.

From time to time, the Company issues its common shares and holds the shares in escrow on behalf of another party until consummation of certain transactions.  The following is a reconciliation of shares issued and outstanding as of March 31, 2009:

Issued shares	107,416,290
Less shares held in escrow:
Shares issued to the Company and held in escrow	(76,569,169)

Outstanding shares	30,847,121

Class B Common Stock

The holders of the Company's Class B common stock are not entitled to dividends, nor are they entitled to participate in any proceeds in the event of a liquidation of the Company.  However, the holders are entitled to 600,000 votes for each share of Class B common stock held. As of March 31, 2009, there were 600,000 shares of Class B Common Stock outstanding

Common Shares Issued for Non Cash Consideration

The value assigned to shares issued for services were charged to operations in the period issued.

During the three months ended March 31, 2009, the Company issued 8,007,327 shares of its Class A common stock of which 1,550,000 were placed in escrow and considered issued but not outstanding.. Of the remaining 6,457,327, 6,000,000 shares were issued in the conversion of $600,000 convertible debt, 183,327 shares for consulting and other services valued at $568,317, and 274,000 shares issued to its President on the cashless exercise of 274,347 options.

Stock Options

During 2008, the Company granted options to two consultants to purchase 15,390,546 shares of the Company’s common stock at  an exercise price of $0.025 per share. The Consultants’ option agreement allow for cashless exercises. Also in 2008, the Company granted options to its President to purchase 30,000,000 shares at an exercise price of $.011 per share. The President’s option agreement also allows for cashless exercises and in 2009, the President

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2009 and 2008

exercised 274,347 options for the purchase of 270,000 shares. The Company deemed these options to purchase the remaining 45,116,199 shares to be derivatives based upon their terms pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”. At March 31, 2009, the Company recorded a derivative liability on these options totaling $111,585,059.

Stock Warrants

As discussed in Note 9. the Company issued warrants to purchase 35,000,000 shares of its common stock to Palisades at $0.001 per share and warrants to a consultant to purchase 5,000,000 shares a $0.10 per share. Warrant agreements on both grants allow for cashless exercises. The Company deemed these warrants to purchase the 40,000,000 shares to be derivatives based upon their terms pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”. At March 31, 2009, the Company recorded a derivative liability on these options totaling $98,950,014.

The following table summarizes the warrants and options outstanding at March 31, 2009:

		Weighed
	Options/	Average
	Warrants	Exercise
	Outstanding	Price
Balance – December 31, 2008	112,640,746	$0.05
Granted	-	-
Exercised	(274,347)	$(.011)
Forfeited	-	-
Balance – March 31, 2009	112,366,399	$0.05

NOTE 13 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2009, the Company’s President advanced the Company $50,000. The Company adjusted the President’s loan account for expenses incurred by

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2009 and 2008

the Company on behalf of the President totaling $27,820. As of March 31, 2009, the Company owed $12,768 to its President.

As indicated in Note 12, during the three months ended March 31, 2009, the Company issued 274,000 shares of its common stock to its President on the cashless exercise of 274,347 options.

On November 21, 2006, the Company entered into a stock grant and general release agreement with the Company’s CEO, for the purpose of showing the Company’s appreciation for the CEO’s work over the past several years.  Under the agreement, the CEO was issued 30,000,000 shares of the Company’s Class A common stock, restricted in accordance with Rule 144, and subject to forfeiture back to the Company in accordance with the terms of the agreement, if he is not employed by the Company for 3 years from the date of the agreement.  Additionally under the terms of the agreement, the CEO has released the Company from any and all claims he may have against the Company for any monies owed to him as of the date of the agreement.  The value assigned to the shares issued to the CEO has been determined to be $180,000,000 based on the Company’s trading price of the shares on date of issuance.  The value will be recorded as additional compensation expense over the 36 month term of the agreement.  During the three months ended March 31, 2008, the Company charged to operations $15,000,000. The 30,000,000 shares were returned to the Company for cancelation in April 2008.

NOTE 14 – FAIR VALUE

The Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), to measure the fair value of certain of its financial assets required to be measured on a recurring basis. The adoption of SFAS 157 did not impact the Company’s consolidated financial position or results of operations.  SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability. The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

The Company’s Level 1 assets include cash accounts payable and accrued expenses. Due to the short term maturity of these liabilities, the Company valued them at net book value.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2009 and 2008

The Company’s Level 2 assets consist of a derivative and warrant liability. The Company determines the fair value of its Level 2 assets based upon the trading prices of its common stock on the date of issuance and when applicable, on the last day of the quarter. The Company uses the Black-Sholes Option Model in valuing the fair value of level 2 assets.

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis.

	March 31, 2009 Fair Value Measurements*
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash	$219,810	$-	$-	$219,810
Liabilities
Accounts payable and accrued expenses	$924,170	$-	$-	$924,170
Derivative and warrant liability	$-	$329,442,548	$-	$329,442,548

Derivative and
Warrant Liability
Balance – January 1, 2009	$210,497,575
Total realized and unrealized losses included in operations	118,944,973

Balance – March 31, 2009	$329,442,548

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

Our condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have sustained operating losses since our inception (October 21, 1983).  In addition, we have used substantial amounts of working capital in our operations.  Further, at March 31, 2009, the deficit accumulated during the development stage amounted to approximately $702,316,656.

In view of these matters, realization of a major portion of the assets in the accompanying condensed consolidated balance sheet is dependent upon our ability to meet our financing requirements and the success of our future operations.  During 2007, we received approximately $4,000,000 in private financing, primarily from the sale of equity and debt securities.  In 2008, we received approximately $1,055,000 in private financing, also primarily from the sale of equity and debt securities.  We plan to continue to raise funds through the sale of our securities for the foreseeable future.  We have begun marketing our current technologies while continuing to develop new methods and applications.  We will need to raise additional capital to finance future activities and no assurances can be made that current or anticipated future sources of funds will enable us to finance future operations.  In light of these circumstances, substantial doubt exists about our ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Results of Operations for the three months ended March 31, 2009 as compared to the Three Months Ended March 31, 2008 (Unaudited)

Revenues increased from $1,090 during  2008 to $154,181 during 2009.  This increase was due primarily to an increase of $63,091 in bridge testing revenues and $90,000 in services fees earned on a contract with a related party. Management anticipates bridge testing revenues to continue to increase due to an existing agreement with the Pennsylvania Department of Transportation, our strategic alignment with Smith Energy Company and our expanding client base.

Bridge testing costs of $108,626 were incurred in 2009.   These costs are associated with the bridge testing revenues totaling $64,181.  No bride testing costs were incurred in 2008.  The gross loss from bridge testing was due to the Company providing discounts to its current customers and higher than projected testing costs. In the past, the Company’s marketing strategy was to focus on increasing its customer base to have a portfolio of successful tests to show to new customers. The proceeds received on each contract was secondary to the Company’s ability to prove its technology at a commercial level. Further, Management expects and has seen a reduction in the cost of testing, in part due to better methodology used in manufacturing sensors and other parts used in the testing process and from past experience in applying its technology.

Research and development costs decreased by $74,427 or 46% from $158,993 in 2008 to $84,566 in 2009.  This decrease was due primarily due to our nearing the end of the research and development stage on the Electrochemical Fatigue Sensor

General and administrative expenses decreased by $19,282,250  to $1,046,075 in 2009 as compared to $20,328,325 in 2008.  This decrease is due primarily to the following factors: (1) Officer salaries decreased by $15,051, 084 to $74,197 in 2009 as compared to $15,126,000 in 2008.  This decrease was due primarily to $15,000,000 in stock compensation granted to officers in 2008. (2) Consulting fees decreased by $4,031,092 to $711,566 in 2009 as compared to $$4,742,670 in 2008.  This was due primarily to stock valued at $4,480,400 granted to consultants during  2008 as compared to stock valued at $568,317 granted to consultants in 2009. (3) Marketing and promotion expense decreased from by $52,839 to $8,231 in 2009 compared to $61,070 in 2008.  This was due to a decrease in marketing activities in 2009 (4) Legal and accounting expenses decreased by $181,531 to $61,729 in 2009 as compared to $244,260 incurred in 2008.  This decrease was due to decreased audit and accounting fees incurred in the first quarter of 2009 compared to fees incurred during the same three months in 2008.

Interest expense increased by $795,197 to $1,166,188 in 2009 as compared to $370,991 in 2008.  This  increase was due primarily to amortization of discounts on convertible debt of $934,142 in 2009 as compared to $339,725 in 2008.

The change in fair value of derivative and warrant liability resulted in loss of $118,944,973 in 2009 as compared to a gain of $8,559,576 in 2008.  The derivative instruments were incurred in connection the issuance of convertible debt and warrants as described in more detail in Note 9 to the financial statements.  Since the convertible debt can be converted into common stock at a conversion price that is a percentage of market price, the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate.  Therefore, the convertible debt was considered to be “non conventional” requiring the conversion feature to be bifurcated from the debt and shown as a separate liability.   The warrants issued in connection with settlement agreement with the convertible debt holders can be exercised at the lesser of $.10 per share or 50% of market value and are thus considered to be derivative liabilities as well.  The change in fair values is a result of changes in the market value of the Company’s common stock during the first quarter of each year.

Liquidity and Capital Resources

During the quarter ended March 31, 2009 the company used $207,761 in operations as compared to $851.250 used in operations during the first quarter of 2008.  Operating during the first quarter of 2009 were funding primarily by $295,000 in loan proceeds.

We used $12,600 in investing activates in 2009 as compared to $576,577 provided by investing activates during 2008.  The cash provided by investing activates in 2008 was primarily due to proceeds from the sale of marketable securities and redemptions of certificates of deposit and commercial paper.

At March 31, 2009 we had $219,810 in cash, $97,977 in accounts receivable, $74,943 in inventory, and $3,673,021 in current Liabilities.  We do not have sufficient assets to continue operations and will be dependent on some combination of our ability to refinance existing debt obligations, raise additional funds through debt or equity financing, and obtain a profitable level of operations to sustain operations on an ongoing basis.  There is no assurance that we will be able to achieve any of these objectives.

At March 31, 2009 we had a derivative liability of $329,442,548 which we expect to settle by the issuance of common stock.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Certifying Officers have identified the following three material weaknesses which have caused the Certifying Officers to conclude that our disclosure controls and procedures were not effective at the reasonable assurance level:

1.     We do not yet have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2009. The Certifying Officers evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and have concluded that the control deficiency that resulted represented a material weakness.

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

None.

Item 1A.   Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In January 2009, 274,000 shares of the Company’s common stock was issued to its President on a cashless exercise of 274,347 options.

In January 2009, 183,327 shares of the Company’s common stock were issued for consulting and other services valued at $568,317.

In February 2009, 6,000,000 shares of the Company’s common stock issued in the conversion of $600,000 of convertible debt.

Item 3.   Defaults Upon Senior Securities.

There have been no events which are required to be reported under this item.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Matech Corp. includes by reference the following exhibits:

10.1	Settlement agreement with Stephen Beck Filed March 4, 2009, as exhibit 10.1 with the registrant’s Current Report on Form 8-K (SEC File No. 333-22617; which exhibit is incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Robert M. Bernstein
Dated: May 19, 2009	By:	Robert M. Bernstein
	Its:	President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)