Form 10-Q/A
period 2008-06-30
MATECH Corp.
filed 2009-08-11
CIK 1036668

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

Matech Corp
Formerly Material Technologies, Inc.
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

As of August 15, 2008, there were 194,459,421 shares of our Class A common stock issued and outstanding.

MATERIAL TECHNOLOGIES, INC.

i

PART I – FINANCIAL INFORMATION

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

June 30,
2008
(Unaudited)
(Restated)
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$470,017
Current portion of research and development sponsorship payable	25,000
Notes payable	67,573
Total current liabilities	562,590

Accrued legal settlement	250,000
Research and development sponsorship payable, net of current portion	784,100
Convertible debentures and accrued interest payable, net of discount	270,973
Notes payable, long-term	222,110
Derivative and warrant liabilities	75,760,425
77,287,608

Total liabilities	77,850,198

Minority interest in consolidated subsidiary	825

Commitments and contingencies

Stockholders' deficit:
Class A preferred stock, $0.001 par value, liquidation preference of $720 per share; 350,000 shares authorized; 337 shares issued
and outstanding as of June 30, 2008	-
Class B preferred stock, $0.001 par value, liquidation preference of
$10,000 per share; 15 shares authorized; none issued and
outstanding as of June 30, 2008	-
Class C preferred stock, $0.001 par value, liquidation preference of
$0.001 per share; 25,000,000 shares authorized; 1,517 shares issued
and outstanding as of June 30,2008	1
Class D preferred stock, $0.001 par value, liquidation preference of
$0.001 per share; 20,000,000 shares authorized; none shares issued
and outstanding as of June 30,2008	-
Class E convertible preferred stock, $0.001 par value, no liquidation preference; 60,000 shares authorized; 53,700 shares issued and
outstanding as of June 30,2008	54
Class A Common Stock, $0.001 par value, 600,000,000 shares
authorized; 168,499 shares issued and 149,330 shares outstanding
at June 30,2008	149
Class B Common Stock, $0.001 par value, 600,000 shares authorized,
issued and outstanding as of June 30,2008	600
Warrants subscribed	10,000
Additional paid-in-capital	326,904,859
Deficit accumulated during the development stage	(403,834,055)
Treasury stock ( 293 shares at cost at June 30, 2008)	(96,399)

Total stockholders' deficit	(77,014,791)

$836,232

See accompanying notes to the condensed consolidated financial statements.

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					From October 21, 1983
	For the Three Months Ended		For the Six Months Ended		(Inception)
	June 30,		June 30,		through
	2007	2008	2007	2008	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)		(Restated)	(Restated)
Revenues:
Research and development	$-	$-	$-	$-	$5,392,085
Revenue from bridge testing	22,778		66,745	1,090	319,714
Other	-	-	-	-	274,125

Total revenues	22,778	-	66,745	1,090	5,985,924

Costs and expenses:
Research and development	3,294,575	150,847	3,512,076	309,840	20,872,829
General and administrative	41,016,474	5,517,443	62,475,638	25,845,768	329,341,009
Modification of research and development sponsorship agreement	-	-	-	-	5,963,120
Loss on settlement of lawsuits	-	-	-	-	1,267,244

Total costs and expenses	44,311,049	5,668,290	65,987,714	26,155,608	357,444,202

Loss from operations	(44,288,271)	(5,668,290)	(65,920,969)	(26,154,518)	(351,458,278)

Other income (expense):
Loss on modification of convertible debt	-	(964,730)	-	(964,730)	(378,485)
Loss on subcription receivables					(1,368,555)
Interest expense	(612,416)	(606,028)	(1,590,651)	(977,019)	(12,717,212)
Other-than-temporary impairment of marketable securities available for sale		-			(9,785,947)
Net unrealized and realized loss of marketable securities	(8,556,211)		(8,556,219)	(8)	(9,398,226)
Change in fair value of investments derivative liability	-	-	-	-	(210,953)
Change in fair value of derivative and warrant liabilities	6,942,597	(71,103,676)	22,920,017	(62,544,101)	(18,957,012)
Interest income	12,594	3,080	15,966	15,523	482,405
Other	-	-	-	-	(25,992)

Other income (expense), net	(2,213,436)	(72,671,354)	12,789,113	(64,470,335)	(52,359,977)

Loss before provision for income taxes	(46,501,707)	(78,339,644)	(53,131,856)	(90,624,853)	(403,818,255)

Provision for income taxes	-	-	(800)	(800)	(15,800)

Net loss	$(46,501,707)	$(78,339,644)	$(53,132,656)	$(90,625,653)	$(403,834,055)

Per share data:
Basic and diluted net loss per share	$(448.38)	$(500.20)	$(580.45)	$(614.04)
Weighted average Class A common shares outstanding - basic and diluted	103,710	156,617	91,538	147,589

See accompanying notes to the condensed consolidated financial statements.

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			From October 21, 1983
	For the Six Months Ended		(Inception)
	June 30,		through
	2007	2008	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)	(Restated)

Cash flows from operating activities:
Net loss	$(53,132,656)	$(90,625,653)	$(403,834,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on modification of convertible debt	-	964,730	378,485
Impairment loss	19,255,875	-	21,391,528
Loss on charge off of subscription receivables	-		1,368,555
Issuance of common stock for services	15,558,944	3,625,200	210,110,040
Increase in debt for services and fees	-	1,100,000	5,556,625
Officer's stock based compensation	30,000,000	19,885,333	86,460,675
Issuance of common stock for modification of research and development sponsorship agreement	-		7,738,400
Change in fair value of derivative and warrant liabilities			(41,351,889)
Net realized and unrealized loss on marketable securities	8,556,200		7,895,705
Other-than-temporary impairment of marketable securities available for sale	-		9,785,946
Legal fees incurred for note payable			1,456,142
Accrued interest expense added to principal	156,901	135,816	1,630,821
Amortization of discount on convertible debentures	1,431,081	824,072	10,930,350
Change in fair value of investments derivative liability	(22,920,017)	62,544,101	65,767,423
Accrued interest income added to principal	(5,428)	25,433	(279,565)
Depreciation and amortization	1,951	10,621	238,405
Other non-cash adjustments	-		(114,730)
(Increase) decrease in trade receivables	91,787	108,661	(50,328)
(Increase) decrease in inventories	-	(86,748)	(148,964)
(Increase) decrease in prepaid expenses and other current assets	(22,500)	(17,257)	225,316
Increase in deposits	-		(2,348)
(Decrease) increase in accounts payable and accrued expenses	(141,766)	(130,968)	2,377,927

Net cash used in operating activities	(1,169,628)	(1,636,659)	(12,469,536)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	95,006	300,000	3,758,476
Purchase of marketable securities	(302,038)	-	(2,206,379)
Investment in certificate of deposits and commerical paper	(700,177)	(565,000)	(1,965,000)
Maturities of certificate of deposits and commercial paper	-	1,565,000	1,965,000
Payment received on officer loans	-	3,803	880,058
Funds advanced to officers	-	-	(549,379)
Proceeds received in acquisition of consolidated subsidiaries			600,000
Purchase of property and equipment	-	(17,167)	(373,419)
Investment in joint ventures	-	-	(102,069)
Proceeds from foreclosure	-	-	44,450
Proceeds from the sale of property and equipment	-	-	19,250
Payment for license agreement	-	-	(6,250)

Net cash provided by (used in) investing activities	(907,209)	1,286,636	2,064,738

Continued .. . .

MATERIAL TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

			From October 21, 1983
	For the Six Months Ended		(Inception)
	June 30,		through
	2007	2008	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)	(Restated)

Cash flow from financing activities:
Proceeds from the sale of common stock and warrants	$2,850,000	$18,624	$9,464,577
Proceeds from convertible debentures and other notes payable	200,000	55,000	2,102,766
Proceeds from the sale of preferred stock	100,000	-	473,005
Costs incurred in offerings	(773,779)	-	(1,130,932)
Capital contributions	-	-	301,068
Purchase of treasury stock	(17,381)	(3,266)	(170,641)
Principal reduction on notes payable	(26,671)		(100,000)
Payment on proposed reorganization	-	-	(5,000)

Net cash provided by (used in) financing activities	2,332,169	70,358	10,934,843

Net change in cash and cash equivalents	255,332	(279,665)	530,045

Cash and cash equivalents, beginning of period	129,296	809,710	-

Cash and cash equivalents, end of period	$384,628	$530,045	$530,045

Supplemental disclosure of cash flow information:
Interest paid during the period	$2,669	$281
Income taxes paid during the period	$800	$800

Supplemental disclosures of non-cash investing and financing activities:

2008

During the six months ended June 30, 2008, the Company issued 4,230 shares of its Class A common shares in the conversion of $491,132 of convertible debt.

During the six months ended June 30, 2008, the Company issued 13,207 shares of its Class A common stock for consulting services valued at $3,668,400.

During the six months ended June 30, 2008, the Company issued 378 shares of its Class A common stock pursuant to the anti-dilution provisions of a settlement agreement.

During the six months ended June 30, 2008. a former employee returned 450 shares of the Company's Class A common stock to treasury which were subsequently cancelled.

During the six months ended June 30, 2008. the Company's president returned 30,000 shares of the Company's
Class A common stock to treasury which were subsequently cancelled.

During the six months ended June 30, 2008, the Company issued 34,500 shares of its Class A common stock in consideration of the exercise of cashless warrants. The Company accrued derivative liability in connection with the granting of the warrants, which had a balance of $1,151,900 on the date of exercise. The liability balance was credited to equity.

During the six months ended June 30, 2008, the Company issued 78 shares of its Class A common stock for $18,624.

During the six months ended June 30, 2008, the Company issued 1,040 shares of the Company's common stock was issued through the conversion of 1,300 shares of the Company's Class E preferred shares.

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

2007

During the six months ended June 30, 2007, the Company issued 2,839 shares of its Class A common stock for consulting services valued at $13,158,944.

During the six months ended June 30, 2007, the Company received $1,000,000 in consideration of issuing 2,500 units.
Each unit consists of one share of the Company's Class A common stock and a warrant to purchase one share of the Company's common stock at a price of $.60 per share. In connection with the private offering the Company paid $239,065 in fees and issued warrants to purchase 2,118 shares of the Company's common stock at a price of $1.20 per share.

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

During the six months ended June 30, 2007, the Company issued 10,800 shares in escrow pursuant to an agreement it has with with its convertible debenture holders. During 2007, 5,800 shares of Class A common stock was issued to certain debenture holders in the conversion of $580,000 of indebtedness. In addition, for the redemption of 1,000 shares by certain debenture holders, the balance due on the debentures was increased by $600,000.

During the six months ended June 30, 2007, the Company received 50 shares of prior issued common stock which was subsequently cancelled.

See accompanying notes to the condensed consolidated financial statements.

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

In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in Material Technologies, Inc.’s (the Company’s) Form 10-KSB for the year ended December 31, 2007.

Reverse Stock Split

Effective on October 3, 2008, the Company declared a 1-for-1,000 reverse split of the Company’s Class A common stock. All share amounts and per share amounts have been adjusted throughout these financial statements for the reverse stock split.

Restatement of Financial Statements

The Company entered into an agreement with the Palisades convertible note holders to modify the terms of the convertible notes with an effective date of June 16, 2008 (See Note 9). In addition, effective on October 3, 2008, the Company declared a 1-for-1,000 reverse split of the Company’s Class A common stock. All share amounts and per share amounts have been adjusted throughout the financial statements for the reverse stock split.  Based upon these two reansactions. the Company has restated its financial statements for the three and six months ended June 30, 2008 as follows:

Statements of operations:

For the Three Months Ended
June 30, 2008
	As Originally Stated	Adjustments	As Corrected
Revenues:
Research and development	$-	$-	$-
Revenue from bridge testing	-		-
Other	-		-

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and six months ended June 30, 2008 and 2007

Total revenues	-		-	-

Costs and expenses:
Research and development	150,847			150,847
General and administrative	5,517,443			5,517,443

Total costs and expenses	5,668,290		-	5,668,290

Loss from operations	(5,668,290)		-	(5,668,290)

Other income (expense):
Interest expense	(397,973)	1)	(208,055)	(606,028)
Loss on modification of convertible debt	-	2)	(964,730)	(964,730)
Change in fair value of derivative liabilities	(6,036,711)	3)	(65,066,965)	(71,103,676)
Interest income	3,080			3,080
Other expense, net	(6,431,604)		(66,239,750)	(72,671,354)

Loss before provision for income taxes	(12,099,894)		(66,239,750)	(78,339,644)

Provision for income taxes	-		-	-

Net loss	$(12,099,894)		$(66,239,750)	$(78,339,644)

Per share data:
Basic and diluted net loss per share	$(77.26)		$(422.94)	$(500.20)

Weighted average Class A common shares outstanding - basic and diluted	156,617		156,617	156,617

1) To record additional interest of $16,597 on the increased balance of debt and amortization of increased discount totalling $191,458.
2) To record loss on modification of convertible debt.
3) To expense increase in derivative liability due to the reduction in conversion price of convertible debt and granting of warrants to purchase 35M shares of common stock.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and six months ended June 30, 2008 and 2007

	For the Six Months Ended
	June 30, 2008
	As Originally Stated		Adjustments	As Corrected
Revenues:
Research and development	$-		-	$-
Revenue from bridge testing	1,090		-	1,090
Other	-		-	-

Total revenues	1,090		-	1,090

Costs and expenses:
Research and development	309,840			309,840
General and administrative	25,845,768			25,845,768

Total costs and expenses	26,155,608		-	26,155,608

Loss from operations	(26,154,518)		-	(26,154,518)

Other income (expense):
Interest expense	(768,964)	1)	(208,055)	(977,019)
Loss on modification of convertible debt	-	2)	(964,730)	(964,730)
Change in fair value of derivative liabilities
Interest income				-
Other expense, net	-			-
Net unrealized and realized loss of marketable securities	(8)			(8)
Change in fair value of derivative liabilities	2,522,864	3)	(65,066,965)	(62,544,101)
Interest income	15,523			15,523
	1,769,415		(66,239,750)	(64,470,335)

Loss before provision for income taxes	(24,385,103)		(66,239,750)	(90,624,853)

Provision for income taxes	(800)		-	(800)

Net loss	$(28,200,501)		$(66,239,750)	$(90,625,653)

Per share data:
Basic and diluted net loss per share	$(0.31)		$(723.63)	$(990.04)

Weighted average Class A common shares outstanding - basic and diluted	91,538		91,538	91,538

1) To record additional interest of $16,597 on the increased balance of debt and amortization of increased discount totaling $191,458.
2) To record loss on modification of convertible debt.
3) To expense increase in derivative liability due to the reduction in conversion price of convertible debt and granting of warrants to purchase 35M shares of common stock.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and six months ended June 30, 2008 and 2007

Balance sheet:

	June 30, 2008
	As Originally Stated		Adjustments	As Corrected

Current liabilities:
Accounts payable and accrued expenses	$470,017		$-	$470,017
Current portion of research and development sponsorship payable	25,000		-	25,000
Notes payable	67,573		-	67,573
Convertible debentures and accrued interest payable, net of discount	3,323,466	1)	(3,289,571)	-
		2)	(33,895)

Total current liabilities	3,886,056		(3,323,466)	562,590
			-
Accrued legal settlement	250,000		-	250,000
Research and development sponsorship payable, net of current portion	784,100		-	784,100
Convertible debentures and accrued interest payable, net of discount	29,024	3)	4,254,301	270,973
		3)	(4,254,301)
		4)	241,949
Notes payable, long-term	222,110		-	222,110
Derivative and warrant liabilities	6,439,158	1)	4,254,301	75,760,425
		5)	65,066,966
	7,724,392		69,563,216	77,287,608

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and six months ended June 30, 2008 and 2007

Total liabilities	11,610,448		66,239,750	77,850,198

Minority interest in consolidated subsidiary	825			825

Commitments and contingencies

Stockholders' deficit:
Preferred Stock	55			55
Class A Common Stock,	149,330	6)	(149,181)	149
Class B Common Stock,	600		-	600
Warrants subscribed	10,000		-	10,000
Additional paid-in-capital	326,755,678	6)	149,181	326,904,859
Deficit accumulated during the development stage	(337,594,305)	1	(964,730)	(403,834,055)
		2)	33,895
		4)	(241,949)
		5)	(65,066,966)

Treasury stock	(96,399)		-	(96,399)
			-
Total stockholders' deficit	(10,775,041)		(66,239,750)	(77,014,791)
			-
	$836,232		$-	$836,232

1) To record gain on extinquishmment of balance of convertible debt prior to the modification of the debt and to record derivative warrant liability on the issuance of 35M warrants.
2) To adjust accrued interest on note balance at June 16, 2008.
3) To record balance of new convertible debt and related discount based upon the terms of the June 16, 2008 agreement.
4) To record accrued interest on the modified balance of convertible debt and amortization modified discount.
5) To adjust derivative warrant liability at June 30, 2008 to fair value.
6) To adjust common stock for October 2008 1000:1 reverse stock split.

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and six months ended June 30, 2008 and 2007

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying restated financial statements, the Company is in the development stage and, at June 30, 2008, has an accumulated deficit of $403,834,055, continues to sustain operating losses on a monthly basis, and expects to incur operating losses for the foreseeable future.  Management of the Company will need to raise additional debt and/or equity capital to finance future activities.  However, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations.  In light of these circumstances, substantial doubt exists about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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
		$2,302

Amortization charged to operations for the three months ended June 30, 2008 and 2007 was $269, and $267, respectively. Amortization charged to operations for the six months ended June 30, 2008 and 2007 was $538, and $538, respectively.

Estimated amortization expense for remaining life of the intangibles is as follows:

2008	$538
2009	$1,076
2010	$688

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

Effective June 16, 2008, the Company and Investor Group (“Palisades’) entered into Settlement Agreement and General Release whereby Palisades agreed to extend the maturity date of the convertible debentures to December 31, 2009. Under the modified terms of the underlying Notes,  the Company is required to make minimum monthly interest payments totaling $10,000, the first payment being made in August 2008.  Under the settlement and related escrow agreement, the Company is required to deposit a number of shares equal to 9.99% of its issued and outstanding Class A Common Stock into a brokerage account in the name of Agent at a firm to be determined from time to time by Agent.  The Company also agreed to modify the terms of the notes to include the following restrictions:

•
If an Event of Default occurs under the Notes, and, if such Event of Default is curable, such Event of Default continues for a period of 30 days without being cured, then the 10% interest rate set forth in the Notes will be increased to a Default Interest Rate of 18% per annum, and the total balance of principal and accrued interest of the debentures shall bear interest at the Default Interest Rate from the date of the occurrence of such Event of Default

•
In addition, the entry of any judgment against the Company in excess of $150,000, regardless of where, how, to whom or under what agreement such liability arises, shall be an Event of Default under the Debentures, unless (i) the Company pays such judgment within 60 days, or (ii) the Company duly files an appeal of such judgment and execution of such judgment is stayed.  Finally, the entry of any order or judgment in favor of any judgment creditor or other creditor attaching the assets of the Company shall be an Event of Default under these debentures.  The conversion price of the debentures shall not be at any time more than $0.10 per share, regardless of any combination of shares of the Common Stock of the Company by reverse split or otherwise.

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

The balance of the Debenture, including accrued interest, at June 30, 2008 was $241,950 (net of unamortized discount of $4,028,669).  Interest charged to operation in on the face amount of the debentures for the three months ended June 30, 2008 and 2007 was $106,578 and $64,614, respectively.  Interest charged to operation on the face amount of the debentures for the six  months ended June 30, 2008 and 2007 was $226,909 and $101,302,

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and six months ended June 30, 2008 and 2007 respectively.  Amortization expense of the discount also charged to operations as interest expense for the three months ended June 30, 2008 and 2007 amounted to $482,651 and $528,617, respectively. Amortization expense of the discount charged to operations as interest expense for the six months ended June 30, 2008 and 2007 amounted to $809,044 and $1,424,414, respectively.

At June 30, 2008, the fair value of the derivative liabilities relating to the above-indicated convertible debt and warrants amounted to $68,753,699 and $567,567, respectively.

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

NOTE 11 – EMPLOYEE BENEFIT PLAN

On December 14, 2007, the Company adopted a 401k retirement plan for its employees. To be eligible to participate in the plan, an employee must be at least 21 years for age and work for the Company for six consecutive months. Company contributions and employee match are discretionary. During the six months ended June  30, 2008, the Company did not contribution to the plan.

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

During the six months ended June 30, 2008, the Company issued 53,433 and cancelled 30,450 shares of its common stock.

From time to time, the Company issues its common shares and holds the shares in escrow on behalf of another party until consummation of certain transactions.  The following is a reconciliation of shares issued and outstanding as of June 30, 2008:

Issued shares	168,499
Less shares held in escrow:
Shares issued to the Company and held in escrow	(3,357)
Shares held in escrow pursuant to agreement debenture holders	(8,000)
Contingent shares held related to the Beck settlement for antidilution purposes (see Note 10)	(7,806)
Other	(6)
(19,169)

Outstanding shares (including shares committed)	149,330

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

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and six months ended June 30, 2008 and 2007

2008

During the six months ended June 30, 2008, the Company issued 53,434 shares of its Class A common stock, of which 4,230 shares were issued in the conversion of $491,131 of convertible debt, 13,207 shares for consulting and other services valued at $3,668,400, 378 shares issued pursuant to an anti-dilutive provision of a settlement agreement, valued at par, and 34,500 shares issued on the exercise of 34,500,000 warrants. Upon the issuing of the 34.500 shares, the Company credited its related derivative warrant liability of $1,151,900 to equity. In addition, during the six-month period, the Company issued 1,040 shares of common stock on the conversion of 1,300 shares of Class E preferred shares.

During the six-months ended June 30, 2008, the Company’s President returned 30,000 shares of common stock for cancellation. Also during the same six-month period, another 450 common shares were returned for cancellation.

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

On April 22, 2008, the Board of Directors adopted the 2008 Incentive and Nonstatutory Stock Option Plan for its employees, directors, and consultants. The Company initially reserved 100,000,000 shares of its Class A common shares to be issued under the plan. The plan was later amended to increase the number of shares reserved to 400,000,000. On April 22, 2008, the Company granted Mr. Bernstein options under the plan to purchase 30,000,000 shares of the Company’s Class A common stock at a price of $.04 per share. The options expire ten years after grant. On April 23, 2008, the Company granted Mr. Bernstein options under the plan to purchase 300,000,000 shares of the Company’s Class A common stock at a price of $.00462 per share. The options expire ten years after grant. On May 4, 2008, the Company granted Mr. Bernstein options under the plan to purchase 70,000,000 shares of the Company’s Class A common stock at a price of $.0077 per share. The options expire ten years after grant.

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

On April 9, 2008, pursuant to a consulting agreement, the Company granted options to a consultant to purchase 15.390.546 shares of Class A common stock at a price of $.025 per share. The options expire on April 9, 2018. The terms of the grant allow for cashless exercises when the fair market value of the Company’s common stock exceeds the respective exercise price. The Company deemed these options to be derivatives based upon their terms and as of June 30, 2008, the Company recognized a derivative liability of $400,154 that was charged to operations.

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

Under the terms of its June 16, 2008 settlement agreement with Palisades, the Company granted warrants to the debenture holders to purchase a total of 35,000,000 shares of the Company’s common stock at a price per share of the lesser of (i) $0.001 per share, or (ii) 50% of market price. The Warrants expire on October 16, 2016. The Company also granted warrants to purchase 5,000,000 shares if its common stock to an affiliate of the debenture holders as part consideration for consultant services. The 5,000,000 warrants are exercisable at a price per share of the lesser of (i) $0.10 per share, or (ii) 50% of market price   The Warrants expire on October 16, 2013. The terms of the respective warrant agreements allow the warrant holder certain piggyback registration rights.

The following table summarizes the warrants and options outstanding at June 30, 2008:

		Weighed
	Options/	Average
	Warrants	Exercise
	Outstanding	Price
Balance – December 31, 2007	35,131,667	$0.003
Granted	456,190,546	$0.007
Exercised	(34,500,000)	$(0.001)
Forfeited	(13,333)	$(0.001)

Balance – June 30, 2008	456,808,880	$0.007

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and six months ended June 30, 2008 and 2007

NOTE 13 – RELATED PARTY TRANSACTIONS

For additional related party transactions, see Note 8.

As of June 30, 2008, the Company was owed $5,151 from its President.  The loan is assessed interest at an annual rate of 10%.  Interest credited to operations relating to this loan during the three months ended June 30, 2008 and 2007 amounted to $218 and $197, respectively  Interest credited to operations relating to this loan during the six months ended June 30, 2008 and 2007 amounted to $430 and $887, respectively

On November 21, 2006, the Company entered into a stock grant and general release agreement with the Company’s CEO, for the purpose of showing the Company’s appreciation for the CEO’s work over the past several years.  Under the agreement, the CEO was issued 30,000,000 shares of the Company’s Class A common stock, restricted in accordance with Rule 144, and subject to forfeiture back to the Company in accordance with the terms of the agreement, if he is not employed by the Company for 3 years from the date of the agreement.  Additionally under the terms of the agreement, the CEO has released the Company from any and all claims he may have against the Company for any monies owed to him as of the date of the agreement.  The value assigned to the shares issued to the CEO has been determined to be $180,000,000 based on the Company’s trading price of the shares on date of issuance.  The value will be recorded as additional compensation expense over the 36 month term of the agreement.  On April 29, 2008, the President returned the 30,000,000 shares to the Company for cancellation. The Company ceased recognizing compensation when these shares were returned. During the three months ended June 30, 2008 and 2007, the Company charged to operations $4,833,333 and $15,000,000, respectively. During the six months ended June 30, 2008 and 2007, the Company charged to operations $19,833,333 and $30,000,000, respectively.

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

The Company had no level 3 assets as of June 30, 2008.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis.

		June 30, 2008
		Fair Value Measurements*
	Level 1	Level 2	Level 3	Fair Value

Assets
Cash	$530,045	$-	$-	$530,045
Liabilities
Accounts payable and accrued expenses	$470,017	$-	$-	$470,017
Derivative and warrant liability	$-	$75,760,425	$-	$75,760,425

Derivative and
Warrant Liability

Balance – January 1, 2008	$10,113,923
Total realized and unrealized losses
Included in operations	62,544,101
Liability accrued on issuance of
convertible long-term debt	4,254,301
Liability credited to equity on
exercise of 34,500 warrants	(1,151,900)
Balance – June 30, 2008	$75,760,425

MATERIAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and six months ended June 30, 2008 and 2007

NOTE 15 – SUBSEQUENT EVENTS

In July 2008, the Company issued 7,538 shares of its common stock through a conversion of 4,450 shares of its Class E preferred stock.

In July 2008, a consultant returned to the Company 208 shares of its common stock for cancellation.

In July 2008, the Company issued 10,000 shares of its common stock in cancellation of $20,000 of convertible debt.

In July 2008, the Company entered into a financing agreement to borrow a total of $1,000,000 through the issuance of a convertible note. Interest accrue on the outstanding loan balance at an annual rate of 10% per annum. Prinicipal is due on the maturity date with accrued interest due quarter; however,  the Company has the right to defer interest payments until the maturity date so long as it does not have positive earnings  before interest, taxes, depreciation and amortization (“EBITDA”).  The maturity date of the note is December 31, 2011.  The balance owed on the note, including accrued interest, is convertible at the election of the holder into do many free trading shares of the Company’s common stock based upon a conversion price of the lesser of (i) 50% of the averaged ten closing prices for the Company’s common stock for the ten (10) trading days immediately preceding the conversion date or (ii) $0.10.  The Company is required to reserve the number of  free trading shares of Common Stock required pursuant to and upon the terms set forth in the Subscription Agreement (approximately 100,000,000 shares), to permit the conversion of this Debenture. The Company has pledged significantly all of its assets as collateral on this loan.

In August 2008, the Company issued 20,000 shares of its common stock in cancellation of $40,000 of convertible debt.

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

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have sustained operating losses since our inception (October 21, 1983).  In addition, we have used substantial amounts of working capital in our operations.  Further, at June 30, 2008, the deficit accumulated during the development stage amounted to approximately $403,834,055.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon our ability to meet our financing requirements and the success of our future operations.  During 2007, we received approximately $4,000,000 in private financing, primarily from the sale of equity and debt securities.  Thus far in 2008, we have received approximately $1,073,600 in private financing, also primarily from the sale of equity and debt securities.  We plan to continue to raise funds through the sale of our securities for the foreseeable future. In addition in 2007, we received contracts to inspect certain bridges with nine states which generated gross revenue of approximately $201,917.  Thus far in 2008, we have received contracts to inspect certain bridges with nine states which will generated gross revenue of approximately $55,000.  We have begun marketing our current technologies while continuing to develop new methods and applications.  We will need to raise additional capital to finance future activities and no assurances can be made that current or anticipated future sources of funds will enable us to finance future operations.  In light of these circumstances, substantial doubt exists about our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Results of Operations for the Six Months Ended June 30, 2008 as Compared to the Six Months Ended June 30, 2007

As discussed further in Notes 1 and 9 to the accompanying financial statements, effective June 18, 2008, the Company entered into an agreement with the Palisades convertible  note holders to modify the terms of the convertible debt. The Company has restated its 2008 financial statements to include the effect of this modification agreement. Further in October 2008, the Company authorized a 1000:1 reverse stock split. Reference to all stock issuances in 2008 has been restated to consider this reverse stock split.

Revenues and Loss from Operations

Our revenue, research and development costs, general and administrative expenses, and loss from operations for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 are as follows:

	Six months Ended June 30, 2008	Six months Ended June 30, 2007	Percentage Change

Revenue	$1,090	$66,745	(98.36)%
Research and development costs	$309,840	$3,512,076	(91.17)%
General and administrative expenses	$25,845,768	$62,475,638	(58.63)%
Loss from operations	$(26,154,518)	$(65,920,969)	(60.32)%

Our revenues were derived exclusively from bridge testing.

Of the $309,840 in research and development costs for the six months ended June 30, 2008, $159,355 was incurred in salaries to our in-house engineering staff which included an officer and director, $115,985 was paid to outside consultants and for related expense reimbursements, and we valued the issuance of 150 shares of our common stock that were issued to one consultant at $34,500. Of the $159,355 is R&D salaries, $4,400 was compensation expense recognized on the granting of options to our staff to purchase a total of 400 shares of our common stock.

Of the $3,512,076 in research and development costs for the six months ended June 30, 2007, $66,625 was incurred in salaries to our in-house engineering staff which included an officer and director, $300,351 was paid to outside consultants and for related expense reimbursements, and we valued the issuance of 2,116 shares of our common stock that were issued to various consultants at $3,145,100.

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

Of the $4,790,293 in consulting expense for the six months ended June 30, 2008, $3,581,900  relates to the issuance of 11,057  shares of common stock.  In addition, we charged $1,100,000 in consulting fees through an increase in convertible debt by the same amount. Of the $12,177,839 in consulting expense for the six months ended June 30, 2007, $11,967,345 was related to the issuance of 5,715 shares of common stock.  Of the $535,782 in professional fees for the six months ended June 30, 2007, $435,000 relates to the issuance of 300 shares of common stock.

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

	Six months Ended June 30, 2008	Six months Ended June 30, 2007	Percentage Change

Interest expense	$(977,019)	$(1,590,651)	(38.58)%
Loss on modification of convertible debt	(964,730)	--	100.00%
Net unrealized and realized loss of marketable securities	$(8)	$(8,556,219)	(100.00)%
Change in fair value of derivative and warrant liabilities	$(62,544,101)	$22,920,017	(372.88)%
Interest income	$15,523	$15,966	(2.77)%
Provision for income taxes	(800)	(800)	0%
Net loss	$(90,625,653)	$(53,132,656)	(70,56)%

Our interest expense includes amortization of debt discounts totaling $824,073 during the six months ended June 30, 2008 and $1,431,081 during the six months ended June 30, 2007.  The change in fair value of derivative and warrant liabilities represents the change in derivative values related to warrants and convertible debt with Palisades Capital, LLC and Golden Gate Investors.

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

Negative operating cash flows during the six months ended June 30, 2008 were primarily created by a net loss from operations of $90,625,653, offset by the loss on the modification of the Palisades convertible debt of $964,730, issuance of stock for services of $3,625,200, amortization of discount on convertible debentures of $824,073 increase in officer stock based compensation of $19,885,333 and increase in derivative liabilities of $62,544,100.  There was also a decrease in accrued interest on debt of $135,816, net decrease in assets of $104,005 and net decrease in liabilities of $130,968.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

On April 11, 2008, we issued a total of 1,040  shares of common stock pursuant to a conversion of Series E Convertible Preferred Stock.  We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Securities Act of 1933 (the “Act”) and/or Rule 506 of Regulation D of the Act.  We believe that the investor had adequate access to information about us through the investor’s relationship with us.

On July 11, 2008, we issued a total of 7,538 shares of common stock to two entities pursuant to their conversion of Series E Convertible Preferred Stock.  We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Securities Act of 1933 (the “Act”) and/or Rule 506 of Regulation D of the Act.  We believe that each investor had adequate access to information about us through the investor’s relationship with us.

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

Item 5.       Other Information.

None.

Item 6.       Exhibits.

10.1 *	License Agreement with Fatigue Solutions Corp., dated May 21, 2008

10.2 *	Business Agreement with The India-America Technology Agency, dated May 25, 2008

10.3 *	Indemnification Agreement with Marybeth Miceli Newton, dated June 5, 2008

10.4 *	Teaming Agreement with e-RADLIK, Inc., dated June 6, 2008

10.5 *	Convertible Debenture issued to Kreuzfeld, Ltd., dated July 31, 2008

10.6 *	Security Agreement with Kreuzfeld, Ltd., dated July 31, 2008

10.7 *	Financing Escrow Agreement with Continental Advisors, SA and Corporate Legal Services, LLP, dated July 31, 2008

10.8 *	Registration Rights Agreement with Kreuzfeld, Ltd., dated August 6, 2008

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed.
SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Dated: August 3, 2009	/s/ Robert M. Bernstein
	By:	Robert M. Bernstein
	Its:	President, Chief Executive Officer,
and Chief Financial Officer (Principal
Executive Officer, Principal Financial
Officer and Principal Accounting Officer)