Form 10-Q
period 2009-06-30
MATECH Corp.
filed 2009-08-19
CIK 1036668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

Commission file number: 333-23617

Matech Corp.
(Exact name of registrant as specified in its charter)

Delaware	95-4622822
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11661 San Vicente Boulevard, Suite 707, Los Angeles, CA 90049
(Address of principal executive offices)

(310) 208-5589
(Registrant’s telephone number, including area code)

n/a
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  as of August 17, 2009, there were 73,965,739 shares of our Class A common stock issued and 72,396,570 common shares outstanding, and 600,000 shares of Class B common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):     Yes  ☐     No  ☒

MATECH CORP.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

MATECH CORP
(Formerly known as Material Technologies, Inc.)
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2008	2009
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$176,345	$114,474
Accounts receivable	41,961	40,434
Inventories	141,341	74,319
Prepaid expenses and other current assets	359,227	62,000

Total current assets	718,874	291,227

Property and equipment, net	78,601	105,570
Loan fee, net	-	131,710
Intangible assets, net	1,764	1,226
Deposit	2,348	2,348

	$801,587	$532,081

See notes to consolidated financial statements.

MATECH CORP
(Formerly known as Material Technologies, Inc.)
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2008	2009
		(Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$670,207	$865,936
Deferred revenue - related party	90,000	-
Loans payable - related party	-	2,611
Current portion of payable due on legal settlement	54,033	55,523
Current portion of research and development sponsorship payable	25,000	25,000
Current portion of Convertible debentures and accrued interest payable, net of discount	1,859,325	3,440,861
Notes payable	299,542	309,614
Total current liabilities	2,998,107	4,699,545

Legal settlement payable	155,978	130,338
Research and development sponsorship payable, net of current portion	778,549	797,468
Convertible debentures and accrued interest payable, net of discount	335,834	606,697
Derivative and warrant liabilities	210,497,575	304,973,847
	211,767,936	306,508,350

Total liabilities	214,766,043	311,207,895

Minority interest in consolidated subsidiary	825	825

Commitments and contingencies

Stockholders' deficit:
Class A preferred stock, $0.001 par value, liquidation preference of $720 per share; 350,000 shares authorized; 337 shares issued
and outstanding as of December 31, 2008 and June 30, 2009	-	-
Class B preferred stock, $0.001 par value, liquidation preference of
$10,000 per share; 15 shares authorized; 0 shares issued and
outstanding as of December 31, 2008 and June 30, 2009	-	-
Class C preferred stock, $0.001 par value, liquidation preference of
$0.001 per share; 25,000,000 shares authorized; 1,517 shares issued
and outstanding as of December 31, 2008 and June 30, 2009	1	1
Class D preferred stock, $0.001 par value, liquidation preference of
$0.001 per share; 20,000,000 shares authorized; 0 shares issued
and outstanding as of December 31, 2008 and June 30, 2009	-	-
Class E convertible preferred stock, $0.001 par value, no liquidation preference; 60,000 shares authorized; 49,250 shares issued and outstanding as of December 31, 2008 and 0 shares issued and
outstanding as of June 30, 2009	49	-
Class A Common Stock, $0.001 par value, 1,699,400,000 shares authorized; 99,408,963 shares issued and 24,389,794 shares
outstanding as of December 31, 2008; 107,416,290 shares issued
and 31,934,351 shares outstanding as of June 30, 2009	24,390	31,935
Class B Common Stock, $0.001 par value, 600,000 shares authorized,
issued and outstanding as of December 31, 2008 and June 30, 2009	600	600
Warrants subscribed	10,000	10,000
Additional paid-in-capital	367,125,759	369,583,095
Deficit accumulated during the development stage	(581,117,806)	(680,292,371)
Treasury stock ( 24,635 shares at cost at December 31,2008 and
25,448 shares at cost at June 30, 2009)	(8,274)	(9,899)

Total stockholders' deficit	(213,965,281)	(310,676,639)

	$801,587	$532,081

See notes to consolidated financial statements.

MATECH CORP
(Formerly known as Material Technologies, Inc.)
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					From October 21, 1983
	For the Three Months Ended		For the Six Months Ended		(Inception)
	June 30,		June 30,		through
	2008	2009	2008	2009	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Research and development	$-	$-	$-	$-	$5,392,085
Revenue from bridge testing	-	1,543	1,090	65,724	476,970
Other	-	50,000	-	140,000	424,125

Total revenues	-	51,543	1,090	205,724	6,293,180

Costs and expenses:
Bridge testing costs	-	625	-	109,252	182,509
Research and development	150,847	126,897	309,840	211,463	21,302,285
General and administrative	5,517,443	1,602,077	25,845,768	2,648,153	333,726,110
Modification of research and development sponsorship agreement	-	-	-	-	5,963,120
(Gain) loss on settlement of lawsuits	-	(45,223)	-	(45,223)	1,222,021

Total costs and expenses	5,668,290	1,684,376	26,155,608	2,923,645	362,396,045

Loss from operations	(5,668,290)	(1,632,833)	(26,154,518)	(2,717,921)	(356,102,865)

Other income (expense):
Gain (Loss) on modification of convertible debt	(964,730)	2,722,195	(964,730)	2,722,195	2,343,710
Loss on subscription receivable		-		-	(1,368,555)
Interest expense	(606,028)	(811,591)	(977,019)	(1,977,779)	(16,623,656)
Other-than-temporary impairment of marketable securities available for sale	-	-	-	-	(9,785,947)
Loss on shareholder settlement relating to failure to register common shares	-	-	-	-	(39,407,195)
Net unrealized and realized loss of marketable securities	-	(22)	(8)	(1,825)	(9,400,043)
Change in fair value of investments derivative liability		-	-	-	(210,953)
Change in fair value of derivative and warrant liabilities	(71,103,676)	21,746,506	(62,544,101)	(97,198,467)	(250,177,363)
Interest income	3,080	32	15,523	32	483,088
Other	-	-	-	-	(25,992)

Other income (expense), net	(72,671,354)	23,657,120	(64,470,335)	(96,455,844)	(324,172,906)

Loss before provision for income taxes	(78,339,644)	22,024,287	(90,624,853)	(99,173,765)	(680,275,771)

Provision for income taxes	-	-	(800)	(800)	(16,600)

Net loss	$(78,339,644)	$22,024,287	$(90,625,653)	$(99,174,565)	$(680,292,371)

Per share data:
Basic and diluted net loss per share	$(500.20)	$0.70	$(614.04)	$(3.36)
Weighted average Class A common shares
outstanding - basic and diluted	156,617	31,465,322	147,589	29,532,376

See notes to consolidated financial statements.

MATECH CORP
(Formerly known as Material Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From October 21, 1983
	For the Six Months Ended		(Inception)
	June 30,		through
	2008	2009	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(90,625,653)	$(99,174,565)	$(680,292,371)
Adjustments to reconcile net loss to net cash used in in operating activities:
Loss (gain) on modification of convertible debt	964,730	(2,722,195)	(2,343,710)
Impairment loss	-	-	21,391,528
Loss on charge off of subscription receivables			1,368,555
Stock based compensation	3,625,200	1,745,247	212,223,628
Increase in debt for services and fees	1,100,000	120,000	5,796,625
Officer's stock based compensation	19,885,333	-	86,460,675
Issuance of common stock for modification of
research and development sponsorship agreement	-	-	7,738,400
Issuance of common stock in settlement for failure to
register common shares	-	-	39,407,195
Change in fair value of derivative and warrant liabilities	-		155,214,096
Net realized and unrealized loss on marketable securities	-	1,825	7,897,530
Other-than-temporary impairment of marketable
securities available for sale	-	-	9,785,946
Legal fees incurred for note payable	-	-	1,456,142
Accrued interest expense added to principal	135,816	286,978	2,204,472
Amortization of discount on convertible debentures	824,072	1,582,392	14,105,423
Change in fair value of investments derivative liability	62,544,101	97,198,467	100,421,790
Accrued interest income added to principal	25,433	-	(305,885)
Depreciation and amortization	10,621	25,230	275,201
Other non-cash adjustments	-	(45,224)	(159,954)
(Increase) decrease in trade receivables	108,661	1,527	(90,761)
(Increase) decrease in inventories	(86,748)	67,023	(74,318)
(Increase) decrease in prepaid expenses and other			-
current assets	(17,257)	197,559	511,403
(Decrease) increase in accounts payable and accrued			-
expenses	(130,968)	240,952	2,780,447
(Decrease) Increase in deferred revenue - related party	-	(90,000)	-

Net cash used in operating activities	(1,636,659)	(564,784)	(14,227,943)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	300,000	848	3,759,324
Purchase of marketable securities	-	-	(2,206,379)
Investment in certificate of deposits and commercial paper	(565,000)	-	(1,965,000)
Redemptions of certificate of deposits and commercial paper	1,565,000	-	1,965,000
Payment received on officer loans	3,803	-	876,255
Funds advanced to officers	-	-	(549,379)
Proceeds received in acquisition of consolidated subsidiaries	-	-	600,000
Purchase of property and equipment	(17,167)	(51,660)	(425,080)
Investment in joint ventures	-	-	(102,069)
Proceeds from foreclosure	-	-	44,450
Proceeds from the sale of property and equipment	-	-	19,250
Payment for license agreement	-	-	(6,250)

Net cash provided by (used in ) investing activities	1,286,636	(50,812)	2,010,122

See notes to consolidated financial statements.

MATECH CORP
(Formerly known as Material Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From October 21, 1983
	For the Three Months Ended		(Inception)
	June 30,		through
	2008	2009	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flow from financing activities:
Proceeds from the sale of common stock and warrants	18,624	$-	$9,464,577
Proceeds from convertible debentures and other notes payable	55,000	600,000	3,952,766
Proceeds from the sale of preferred stock	-	-	473,005
Fees incurred in debt financing	-	-	(1,505,932)
Capital contributions	-	-	301,068
Purchase of treasury stock	(3,266)	(4,298)	(181,212)
Principal reduction on notes payable	-	(41,977)	(166,977)
Payment on proposed reorganization	-	-	(5,000)

Net cash provided by (used in) financing activities	70,358	553,725	12,332,295

Net change in cash and cash equivalents	(279,665)	(61,871)	114,474

Cash and cash equivalents, beginning of period	809,710	176,345	-

Cash and cash equivalents, end of period	$530,045	$114,474	$114,474

Supplemental disclosure of cash flow information:
Interest paid during the period	$281	$-
Income taxes paid during the period	$800	$800

Supplemental disclosures of non-cash investing and financing activities:

2009

In January 2009, the Company issued its President 274,000 shares of its common stock in a cashless exercise of 274,347 options.

In February 2009, the Company issued 6,000,000 shares of its common stock in a conversion of
$600,000 of convertible debt.

In April 2009, the Company issued 100,000 shares of its common stock in conversion of $57,584 of indebtedness. Under the original terms of the loan, the lender had the right to convert the amount due into 3.5% of the total number of Company shares outstanding on the date of conversion. The Company considered the shares that would have been issued under the original terms of the loan and the actual
100,000 shares issued as a modification of a loan and recognized a gain on the transaction of
$2,722,195.

In May 2009, the Company settled a fee dispute with its former legal counsel and recognized a
$45,224 gain on the settlement that was credited to operations.

In May 2009, the Company issued 449,730 shares of its common stock in conversion of 49,250 shares of its Class E Convertible Preferred Stock.

During the six months ended June 30, 2009, the Company issued 720,828 shares of its common stock for consulting services valued at $1,807,247 of which $62,000 has been recorded as prepaid as of June 30, 2009.

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

During the six months ended June 30, 2008, a former employee returned 450 shares of the Company's Class A common stock to treasury which were subsequently cancelled.

See notes to consolidated financial statements.

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

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three  and six months ended June 30, 2009 and 2008

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 2009, and the results of its operations for the three and six months ended June 30, 2009 and 2008, and for the period from October 21, 1983 (inception) to June 30, 2009, and its cash flows for the six months ended June 30,  2009 and 2008, and for the period from October 21, 1983 (inception) to June 30, 2009. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Commission on April 15, 2009.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage and, at June 30, 2009, has an accumulated deficit of $680,292,371, continues to sustain operating losses on a monthly basis, and expects to incur operating losses for the foreseeable future.  Management of the Company will need to raise additional debt and/or equity capital to finance future activities.  However, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations.  In light of these circumstances, substantial doubt exists about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the three  and six months ended June 30, 2009 and 2008

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

For the three  and six months ended June 30, 2009 and 2008

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value measurements in accordance with FASB Statement No. 157 when there is not an active market or where the price inputs being used represent distressed sales. FSP FAS 157-4 provides additional guidance on the major categories for which equity and debt securities disclosures are to be presented and amends the disclosure requirements of FASB Statement No. 157 to require disclosure in interim and annual periods of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP FAS 157-4 shall be applied prospectively and is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP FAS 115-2 and FAS 124-2”). The adoption of FSP FAS 157-4 did not have an impact on the Company’s financial position, results of operations and cash flows.

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

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment models of FAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three  and six months ended June 30, 2009 and 2008

other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP.  The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP FAS 107-1 and APB 28-1 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The FSP shall be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4 as well as FSP FAS 115-2 and FAS 124-2. The Company will adopt the disclosure requirements of this pronouncement for the quarter ended June 30, 2009, in conjunction with the adoption of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2.

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three  and six months ended June 30, 2009 and 2008

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual periods ending after June 15, 2009 and will be applied prospectively. The Company has adopted the requirements of this pronouncement for the quarter ended June 30, 2009.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets” (“SFAS 166”). Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.   SFAS 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.

SFAS 166 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company does not anticipate the adoption of SFAS 166 will have an impact on its consolidated results of operations or consolidated financial position.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is currently evaluating the impact, if any, of adoption of SFAS 167 on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” (“SFAS 168”). Statement 168 establishes the FASB Accounting Standards Codification TM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three  and six months ended June 30, 2009 and 2008

registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: ( a ) update the Codification; ( b ) provide background information about the guidance; and ( c ) provide the bases for conclusions on the change(s) in the Codification. The adoption of SFAS 168 will not have an impact on the Company’s consolidated financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable as of June 30, 2009, consist of the following:

Trade receivables	$40,434

NOTE 4 – INVENTORIES

Inventories at June 30, 2009 consist of the following:

Finished goods	$74,319

Inventories consist of sensors and other parts used in the Company’s bridge testing operations.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2009 consisted of the following:

Office and computer equipment	$27,645
Manufacturing equipment	282,181
309,826
Less accumulated depreciation	(204,256)
$105,570

Depreciation charged to operations for the three months ended June 30, 2009 and 2008 amount to $5,041 and $5,041, respectively.  Depreciation charged to operations for the six months ended June 30, 2009 and 2008 amount to $24,691 and $10,083, respectively.

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three  and six months ended June 30, 2009 and 2008

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2009:

	Period of
	Amortization
Patent costs	17 years	$28,494
License agreement (see Note 7)	17 years	6,250
Website	5 years	5,200
		39,944
Less accumulated amortization		(38,718)
		$1,226

Amortization charged to operations for the three months ended June 30, 2009 and 2008 was $269, and $269, respectively. Amortization charged to operations for the six months ended June 30, 2009 and 2008 was $538, and $539, respectively.

Estimated amortization expense for remaining life of the intangibles is as follows:

2009	$807

2010	$419

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

For the three  and six months ended June 30, 2009 and 2008

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

Interest expense charged to operations during the three months ended June 30, 2009 and 2008 amounted $9,511 and $9,885, respectively.  Interest expense charged to operations during the six months ended June 30, 2009 and 2008 amounted $18,918 and $19,770, respectively.  The balance of the obligation (including accrued interest) at June 30, 2009 was $822,468 and is reflected in research and development sponsorship payable in the accompanying condensed consolidated balance sheet.  The current portion represents the minimum annual payment under the Workout Agreement, while the remaining balance is reflected as non-current as the Company does not expect to be required to make additional payments during the next twelve months.

NOTE 8 – NOTES PAYABLE

On May 27, 1994, the Company borrowed $25,000 from a shareholder.  The loan is evidenced by a promissory note bearing interest at 6.5 percent.  The note is secured by the Company’s patents and matured on May 31, 2002.  The loan has not been paid and is now in default.  As additional consideration for the loan, the Company granted to the shareholder a 1% royalty interest in the Fatigue Fuse and a 0.5% royalty interest in EFS (see Note 10).  The balance due on this loan as of June 30, 2009 was $59,195.  Interest charged to operations during the three months ended June 30, 2009 and 2008 was $406 and $406, respectively.  Interest charged to operations during the six months ended June 30, 2009 and 2008 was $812 and $812, respectively.

On April 28, 2003, the Company borrowed $10,000 from an unrelated third party.  The loan is unsecured, non-interest bearing and due on demand.

On March 5, 2007, the Company borrowed $200,000 from a shareholder. The loan is evidenced by an unsecured promissory note that is assessed interest at an annual rate of 8%. The note matured on March 5, 2009 when the principal and accrued interest became fully due and payable. The loan and accrued interest was not paid by the due date and the Company is in default under the terms of the note. The balance of the loan including accrued interest at June 30, 2009 is $240,419.  Interest charged to operations during the three months ended June 30, 2009 and 2008 was $4,701 and $4,343, respectively.  Interest charged to operations during the three months ended June 30, 2009 and 2008 was $9,261 and $8,602, respectively.

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three  and six months ended June 30, 2009 and 2008

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

For the three  and six months ended June 30, 2009 and 2008

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

•
The Company will not file any Registration Statement on Form S-8 nor issue any shares registered on Form S-8, exclusive of shares currently registered on Form S-8.  However, when the total capital in the Company’s cash account drops below $500,000, the

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three  and six months ended June 30, 2009 and 2008

Company may issue up to $30,000 worth of securities registered on Form S-8, valued at the market price of the common stock on the date of issuance, per month, non-cumulative. Any issuance of S-8 shares will be supported by an opinion of the Company’s counsel that such issuance complies in all respects with federal securities laws. This opinion will be provided to the legal representative of the Holder upon request. Further, the Company will ensure that every entity or individual that receives S-8 shares will be subject to a “dribble-out” restricting their sale to not more than 1/20th of 2% of the previous month’s total trading volume in any single trading day, non-cumulative. The above-described dribble-out is not an aggregate sale restriction for all entities and individuals receiving S-8 shares.

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

For the three  and six months ended June 30, 2009 and 2008

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

During the six months ended June 30, 2009, the holders advanced an additional $700,000 that was added to principal and increased principal for monthly consulting fees totaling $120,000. Also during the six months period, the Company issued 6,000,000 shares of its Class A common stock through the conversion of $600,000 of indebtedness. The Company failed to pay the required interest payments due for the six months ended June 30, 2009.

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three  and six months ended June 30, 2009 and 2008

The balance of the Debenture, including accrued interest, at June 30, 2009 was $3,440,861 (net of unamortized discount of $1,110,665). Interest charged to operation in on the face amount of the debentures for the three months ended June 30, 2009 and 2008 was $105,645 and $106,578, respectively. Interest charged to operation in on the face amount of the debentures for the six months ended June 30, 2009 and 2008 was $204,909 and $226,909, respectively. Amortization expense of the discount also charged to operations as interest expense for the three months ended June 30, 2009 and 2008 amounted to $573,413 and $482,651, respectively. Amortization expense of the discount also charged to operations as interest expense for the six months ended June 30, 2009 and 2008 amounted to $1,476,627 and $809,044, respectively.

At June 30, 2009, the fair value of the derivative liabilities relating to the above indicated convertible debt amounted to $93,306,280.

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

On April 24, 2009, the principal balance and accrued interest totaling $57,584 were fully converted into 100,000 shares of the Company’s common stock. The Company considered the change in the number of shares that should have been issued under the conversion feature of the original loan agreement and the actual shares issued to be a modification under the provisions of the EITF 86-18 “Debtor’s Accounting for Modification of Debt Terms” and recognized a gain of $2.722,195, the difference between the value of the 1,134,603 shares that would have been issued under the conversion terms of the original agreement and $57,584.

Interest charged to operations for the three months ended June 30, 2009 and 2008 amounted to $131 and $468, respectively. Interest charged to operations for the six months ended June 30, 2009 and 2008 amounted to $791 and $468, respectively. The beneficial conversion feature is treated as a discount against the face amount of the debt and is amortized into interest expense over the term of note. Amortization expense on the discount charged to operations for the three months ended June 30, 2009 and 2008 amounted to $19,402 and $1,696, respectively. Amortization expense on the discount charged to operations for the six months ended June 30, 2009 and 2008 amounted to $21,715 and $1,696, respectively.

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three  and six months ended June 30, 2009 and 2008

Kruetzfeld

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

The balance of the Debenture, including accrued interest, at June 30, 2009 was $606,697 (net of unamortized discount of $484,641).  Interest charged to operations on the debenture for the three months ended June 30, 2009 and 2008 amounted to $26,547 and $0, respectively. Interest charged to operations on the debenture for the six months ended June 30, 2009 and 2008 amounted to $51,892 and $0, respectively. The beneficial conversion feature is treated as a discount against the face amount of the debt and is amortized into interest expense over the term of note. Amortization expense on the discount charged to operations for the three months ended June 30, 2009 and 2008 amounted to $55,434 and $0, respectively. Amortization expense on the discount charged to operations for the six months ended June 30, 2009 and 2008 amounted to $84,050 and $0, respectively.

The Company incurred loan fees in connection with obtaining the loan totaling $180,000 that is being amortized into interest expense over the term of the note. The amount charged to interest expense during the three months ended June 30, 2009 and 2008 amounted to $13,170 and $0, respectively. The amount charged to interest expense during the six months ended June 30, 2009 and 2008 amounted to $102,559 and $0, respectively. The unamortized balance of deferred loan fees is reflected on the balance sheet as an asset and its balance as of June 30, 2009 amounted to $131,710.

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three  and six months ended June 30, 2009 and 2008

At June 30, 2009, the fair value of the derivative liability was $22,372,425.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Royalties

A summary of royalty interests that the Company has granted and are outstanding as of June 30, 2009 follows:
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
3% over $4,000,000

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three  and six months ended June 30, 2009 and 2008

In the event the Company is determined to be in default under the settlement agreement, it is required to pay the plaintiff $250,000 less any amounts already paid, plus 10% interest on the remaining amount of the $250,000 settlement (commencing October 7, 2008 to the date of default), plus $36,000 as a penalty. At September 30, 2008, the Company valued the obligation at its fair value of $222,852, based upon the present value of the required future cash flows using an annual interest rate of 6%. The balance of the obligation at June 30, 2009 amounted to $185,861. Interest charged to operations during the three months ended June 30, 2009 and 2008 relating to this obligation amounted to $2,835 and $0, respectively. Interest charged to operations during the three months ended June 30, 2009 and 2008 relating to this obligation amounted to $5,850 and $0, respectively.

Maturities of the obligation are as follows:

2010	$55,523
2011	53,639
2012	56,947
2013	19,752
$185,861

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

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three  and six months ended June 30, 2009 and 2008

NOTE 11 – EMPLOYEE BENEFIT PLAN

On December 14, 2007, the Company adopted a 401k retirement plan for its employees. To be eligible to participate in the plan, an employee must be at least 21 years for age and work for the Company for six consecutive months. Company contributions and employee match are discretionary. During the six months ended June 31, 2009, the Company did not contribute to the plan.

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

These shares are convertible to shares of the Company's common stock at a conversion price of $0.72 (“initial conversion price”) per share of Class A preferred stock that will be adjusted depending upon the occurrence of certain events.  The holders of these preferred shares shall have the right to vote and cast that number of votes that the holder would have been entitled to cast had such holder converted the shares immediately prior to the record date for such vote.  The holders of these shares shall participate in all dividends declared and paid with respect to the common stock to the same extent had such holder converted the shares immediately prior to the record date for such dividend.

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

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three  and six months ended June 30, 2009 and 2008

Class C Preferred Stock

Each shareholder of Class C preferred stock is entitled to receive a cumulative dividend of 8% per annum for a period of two years.  Dividends do not accrue or are payable except out of earnings before interest, taxes, depreciation and amortization.  At June 30, 2009, no dividends are payable to Class C preferred shareholders.  Holders of the Class C preferred stock are junior to holders of the Company’s Class A and B preferred stock, but hold a higher position than common shareholders in terms of liquidation rights.  Holders of Class C preferred stock have no voting rights.  Holders of Class C preferred stock have the right to convert their shares to common stock on a 300-to-1 basis.

The Company requires an approval of at least two-thirds of the holders of Class C preferred shareholders to alter or change their rights or privileges by way of a reverse stock split, reclassification, merger, consolidation or otherwise, so as to adversely affect the manner by which the shares of Class C preferred stock are converted into common shares. As of June 30, 2009, there were 1,517 shares of Class C Preferred Stock outstanding.

Class D Preferred Stock

Holders of Class D preferred stock have a $0.001 liquidation preference, no voting rights and are junior to holders of all classes of preferred stock but senior to common shareholders in terms of liquidation rights.  Class D preferred stockholders are entitled to dividends as declared by the Company’s Board of Directors, which have not been declared as of June 30, 2009.  Holders of Class D preferred stock have the right to convert their shares to common stock on a 300-to-1 basis. As of June 30, 2009, there were no Class D Preferred shares outstanding.

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

For the three  and six months ended June 30, 2009 and 2008

In connection with the acquisition of SATI, the Company issued 50,000 shares of Class E convertible preferred which were valued at the shares original purchase price of $19.50 per share. The Company also issued an additional 5,000 shares to a consultant in connection with the SATI acquisition, which were valued at $97,500 and charged to equity as costs of the offering.
In May 2009, the Company issued 449,730 shares of its common stock in the conversion of 49,250 shares of Class E Preferred Stock.

As of June 30, 2009, there were no shares of Class E Preferred Stock outstanding.

Class A Common Stock

The holders of the Company's Class A common stock are entitled to one vote per share of common stock held.

During the three months ended June 30, 2009, the Company issued 1,087,230 shares of its common stock And cancelled 75,000,000 shares that were held in reserve.

From time to time, the Company issues its common shares and holds the shares in escrow on behalf of another party until consummation of certain transactions.  The following is a reconciliation of shares issued and outstanding as of June 30, 2009:

Issued shares	33,503,520
Less shares held in escrow:
Shares issued to the Company and held in escrow	(1,569,169)

Outstanding shares	31,934,351

Class B Common Stock

The holders of the Company's Class B common stock are not entitled to dividends, nor are they entitled to participate in any proceeds in the event of a liquidation of the Company.  However, the holders are entitled to 600,000 votes for each share of Class B common stock held. As of June 30, 2009, there were 600,000 shares of Class B Common Stock outstanding.

Common Shares Issued for Non Cash Consideration

The value assigned to shares issued for services were charged to operations in the period issued.

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three  and six months ended June 30, 2009 and 2008

During the three months ended June 30, 2009, the Company issued 1,087,230 shares of its Class A common stock of which 449,730 shares were issued in conversion of 49,250 shares of the Company’s Class E Preferred Stock, 100,000 shares were issued in the conversion of $57,584 of convertible debt, 537,500 shares for consulting and other services valued at $1,238,930 of which $62,000 was considered prepaid at June 30, 2009.

Stock Options

During 2008, the Company granted options to two consultants to purchase 15,390,546 shares of the Company’s common stock at  an exercise price of $0.025 per share. The Consultants’ option agreement allow for cashless exercises. Also in 2008, the Company granted options to its President to purchase 30,000,000 shares at an exercise price of $.011 per share. The President’s option agreement also allows for cashless exercises and in 2009, the President exercised 274,347 options for the purchase of 270,000 shares. The Company deemed these options to purchase the remaining 45,116,199 shares to be derivatives based upon their terms pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”. At June 30, 2009, the Company recorded a derivative liability on these options totaling $100,306,903.

Stock Warrants

As discussed in Note 9. the Company issued warrants to purchase 35,000,000 shares of its common stock to Palisades at $0.001 per share and warrants to a consultant to purchase 5,000,000 shares a $0.10 per share. Warrant agreements on both grants allow for cashless exercises. The Company deemed these warrants to purchase the 40,000,000 shares to be derivatives based upon their terms pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”. At June 30, 2009, the Company recorded a derivative liability on these options totaling $88,952,238.

The following table summarizes the warrants and options outstanding at June 30, 2009:

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three  and six months ended June 30, 2009 and 2008

		Weighed
	Options/	Average
	Warrants	Exercise
	Outstanding	Price
Balance – December 31, 2008	112,640,746	$0.05
Granted	-	-
Exercised	(274,347)	$(.011)
Forfeited	-	-
Balance – June 30, 2009	112,366,399	$ . 0.05

NOTE 13 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2009, the Company’s President advanced the Company $50,000. The Company adjusted the President’s loan account for expenses incurred by the Company on behalf of the President. As of June 30, 2009, the Company owed $2,611 to its President.

As indicated in Note 12, in January 2009, the Company issued 274,000 shares of its common stock to its President on the cashless exercise of 274,347 options.

On November 21, 2006, the Company entered into a stock grant and general release agreement with the Company’s CEO, for the purpose of showing the Company’s appreciation for the CEO’s work over the past several years.  Under the agreement, the CEO was issued 30,000,000 shares of the Company’s Class A common stock, restricted in accordance with Rule 144, and subject to forfeiture back to the Company in accordance with the terms of the agreement, if he is not employed by the Company for 3 years from the date of the agreement.  Additionally under the terms of the agreement, the CEO has released the Company from any and all claims he may have against the Company for any monies owed to him as of the date of the agreement.  The value assigned to the shares issued to the CEO has been determined to be $180,000,000 based on the Company’s trading price of the shares on date of issuance.  The value will be recorded as additional compensation expense over the 36 month term of the agreement.  During the six months ended June 30, 2008, the Company charged to operations $19,885,333. The 30,000,000 shares were returned to the Company for cancelation in April 2008.

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three  and six months ended June 30, 2009 and 2008

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

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis.

June 30, 2009
Fair Value Measurements*
	Level 1	Level 2	Level 3	Fair Value
Liabilities

Derivative and warrant liability	$ -	$ 304,973,847	$ -	$ 304,973,847

Warrant Liability
Balance – January 1, 2009	$210,497,575
Total realized and unrealized losses
included in operations	97,198,467
Derivative liability adjusted in
connection with conversion of
Mitchell debt	(2,722,195)
Balance – June 30, 2009	$304,973,847

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three  and six months ended June 30, 2009 and 2008

NOTE 15 – SUBSEQUENT EVENTS

In July 2009, Mr. Robert Bernstein, the Company’s President was issued 500,000 shares of the Company common stock through a cashless exercise of 500,750 options.

Also in July 2009, the Company issued 39,762,119 shares of the Company common stock through cashless exercises of 40,000,000 warrants.

In August 2009. the Company issued 200,000 shares of the Company’s common stock for past and ongoing legal services.

Also in August 2009, the Company entered into an agreement with the University of Pennsylvania to defer the upcoming $25,000 payment. The deferred payment is evidence by a promissory note bearing interest an annual rate of 18%. The $25,000 and accrued interest are fully due on August 1, 2010.

In addition, the Company and Kruetzfeld Ltd. (“Kruetzfeld”) agreed to extend and modify the terms of the Secured Loan Agreement as discussed in Note 9. The agreed upon modified terms increases the amount that Kruetzfeld will advance the Company to a maximum of $1,000,000 under the same terms and conditions of the existing secured debenture.

In addition, Kreutzfeld agreed to suspend the Company’s obligation to register the shares underlying the Secured Convertible Debenture for a period of ninety days in consideration for the Company guaranteeing Kruetzfeld 1,700,000 shares of its common stock if Palisades makes a valid claim for the 1,700,000 shares it issued Kruezfeld in a separate transaction. In addition, the Company agreed to employee Anthony Cataldo as Co-Chief Executive Officer at a monthly salary of $18,000.  Under the modified terms, all future contracts entered into by the Company and all Company checks will require joint signatures from Messrs. Bernstein and Cataldo.

During the period that any portion of the Convertible Debenture is outstanding, Kruezfeld has ant-dilution rights protection. The Company is required to file an S-1 registering the underlying shares pertaining to the Secured Debenture. Cataldo has the right to retained on behalf of the Company an independent financial consultant to assist the Company in its preparation of the S-1 filing and a review of the Company’s underlying capitalization. Kruezfeld has the right to designate an additional member of the Company’s Board.

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

Our condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have sustained operating losses since our inception (October 21, 1983).  In addition, we have used substantial amounts of working capital in our operations.  Further, at June 30, 2009, the deficit accumulated during the development stage amounted to approximately $310,676,639.

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

Results of Operations for the Six Months Ended June 30, 2009 as Compared to the Six Months Ended June 30, 2008

Revenues and Loss from Operations

Our revenue, research and development costs, general and administrative expenses, and loss from operations for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 are as follows:

	Six months Ended June 30, 2009	Six months Ended June 30, 2008	Percentage Change

Revenue	$205,724	$1,090	18,773.76%
Research and Development costs	(211,463)	(309,840)	(31.75)%
General and Administrative expenses	(2,648,153)	(25,845,768)	(89.75)%
Loss on legal settlement	(45,223)	--	n/a
Loss from operations	$(2,717,921)	$(26,154,518)	(89.61%)

Revenue for 2009 consisted of $65,724 from bridge testing and $140,000 from services fees earned on a contract with a related party. Revenues for 2008 was derived exclusively from bridge testing.

Of the $211,463 in research and development costs for the six months ended June 30, 2008, $146,745 was incurred in salaries to our in-house engineering staff which included an officer and director, $64,718 was paid to outside consultants and for related expense reimbursements,

Of the $309,840 in research and development costs for the six months ended June 30, 2008, $159,355 was incurred in salaries to our in-house engineering staff which included an officer and director, $115,985 was paid to outside consultants and for related expense reimbursements, and we valued the issuance of 150 shares of our common stock that were issued to one consultant at $34,500. Of the $159,355 is R&D salaries, $4,400 was compensation expense recognized on the granting of options to our staff to purchase a total of 400 shares of our common stock. These options were cancelled in November 2008.

General and administrative expenses were $2,648,153 and $25,845,768, respectively, for the six months ended June 30, 2009 and 2008.  The major expenses incurred during each of the quarters were:

	Six months Ended June 30, 2009	Six months Ended June 30, 2008
Consulting services	$1,919,547	$4,790,293
Officer’s salary	163,917	251,000
Officer’s stock based compensation	--	19,887,533
Secretarial salaries	101,083	65,497
Office expense	27,089	36,865
Professional fees	159,407	444,936
Rent	16,902	16,197
Marketing & Promo	70,554	111,214
Payroll taxes	34,761	35,008
Travel	16,950	67,830
Insurance	45,461	33,777
Telephone	10,130	10,617

Of the $1,919,547 in consulting expense for the six months ended June 30, 2009, $1,745,247  relates to the issuance of 658,828  shares of common stock.  In addition, we charged $120,000 in consulting fees through an increase in convertible debt by the same amount.

Of the $4,790,293 in consulting expense for the six months ended June 30, 2008, $3,581,900  relates to the issuance of 11,057 shares of common stock.  In addition, we charged $1,100,000 in consulting fees through an increase in convertible debt by the same amount.

Other Income and Expenses and Net Loss

Our gain on modification of convertible debt, modification of research and development sponsorship agreement, loss on subscription receivables, interest expense, other-than-temporary impairment of marketable securities, change in fair value of derivative and warrant liabilities, loss on settlement of lawsuits, and net loss for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 are as follows:

	Six months Ended June 30, 2009	Six months Ended June 30, 2008	Percentage Change

Interest expense	$(1,977,779)	$(977,019)	(102.43%
Gain (loss) on modification of convertible debt	2,722,195	(964,730)	(382.17)%
Net unrealized and realized loss of marketable securities	(1,825)	(8)	(22,712.50)%
Change in fair value of derivative and warrant liabilities	(97,198,467)	(62,544,101)	55.41%
Interest income	32	15,523	(99.79)%
Provision for income taxes	(800)	(800)	0%
Net loss	$(96,455,844)	$(90,625,653)	6.43%

Our interest expense includes amortization of debt discounts totaling $1,582,392 during the six months ended June 30, 2009 and $824,073 during the six months ended June 30, 2008.  The change in fair value of derivative and warrant liabilities represents the change in derivative values related to warrants and convertible debt with Palisades Capital, LLC and Kreutzfeld and Mitchell (See Note 8 to the financial statements).

Liquidity and Capital Resources

Introduction

During the six months ended June 30, 2009, as with the six months ended June 30, 2008, we did not generate positive cash flow.  As a result, we funded our operations through the private sale of equity and debt securities, the issuance of our securities in exchange for services, and loans.

Our cash, investments in marketable securities held for trading, investments in marketable securities available for sale, accounts receivable, prepaid services, prepaid expenses and other current assets, total current assets, total assets, total current liabilities, and total liabilities as of June 30, 2009, as compared to June 30, 2008, were as follows:

	June 30, 2009	June 30, 2008

Cash	$114,474	$530,045
Accounts receivable	$40,434	$--
Inventories	$74,319	$148,964
Prepaid expenses and other	$62,000	$62,941
Total current assets	$291,227	$741,950
Total assets	$532,081	$836,232
Total current liabilities	$4,699,545	$3,886,056
Total liabilities	$311,207,595	$11,610,448

Cash Requirements

For the six months ended June 30, 2009, our net cash used in operations was $564,784 compared to $1,636,659 for the six months ended June 30, 2008.

Negative operating cash flows during the six months ended June 30, 2009 were primarily created by a net loss from operations of $99,174,565, offset by the issuance of stock for services of $1,745,247, increase in debt for services of $120,000, realized loss on sale of the Company’s common stock held in treasury of $1,825, amortization of discount on convertible debentures of $1,582,392, increase in accrued interest on debt of $286,978,  an increase in our derivative liability of $97,198,467 and a decrease on the gain from the modification of the Mitchell convertible debt of $2,722,195.  There was also a net increase in assets of $246,115 and net increase in liabilities of $150,952.

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

Sources and Uses of Cash

Net cash provided by (used in) investing activities for the six months ended June 30, 2009 and 2008 were $(50,812) and $1,286,636, respectively.  For the six months ended June 30, 2009, net cash came from the proceeds on the sale of 587 shares of the Company’s common stock that was held in treasury totaling $848 offset by the purchase of equipment totaling $51,660. For the six months ended June 30, 2008 and, the net cash came primarily from the sale of securities and maturities of other investments in the amount of $1,865,000, offset by the amount for purchase of securities of $(565,000).  Net cash from investment activities during the quarter ended June 30, 2008 was further decreased by the $17,167 on the purchase of property and equipment and increased by an officer loan repayment of $3,803.

Net cash provided by financing activities for the six months ended June 30, 2009 and 2008, was $553,725 and 70,358, respectively.  For the six months ended June 30, 2009, the net cash provided was from advances on our convertible debt totaling $600,000 of which $4,298 was used to purchase 1,400 shares of our common stock held in treasury and debt payments totaling $41,977. For the six months ended June 30, 2008, the net cash used pertained to the purchase of 200,000 shares of our common stock still held in treasury totaling $3,266 and an increase in the amount of indebtedness of $55,000. In addition, during the six month ended June 30, 2008, the Company received $18,624 through the issuance of 77,600 of its common stock.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

Stephen Beck

On February 3, 2009, Match Corp (“the Company”) entered into a settlement agreement with Stephen Forrest Beck (“Beck”). Under the terms of the settlement, Beck shall receive no less than $1,750,000 through 1) the sale of Company shares issued to him, 2) $100,000 due him on the execution of the agreement and 3) 7.5% of the net proceeds received by the Company on sale of its equity

Upon the execution of the agreement, the Company agrees to pay Beck $100.000, which is due on or before August 1, 2009 or when the Company has at least $750,000 in cash, whichever is later. Also upon execution of the agreement, Beck will receive Company free-trading common shares equaling 2.67% of the Company’s total common shares outstanding as of the date of the agreement (“the 2.67% shares”). The proceeds from the sale of these shares will be attributable to the $1.75M. Of the shares issued, Beck is entitled to receive all proceeds received from the sale of 66.66% of the shares originally received.  The agreement contains anti-dilution provisions. If Beck receives $1.75M prior to selling all of the 2.67% shares originally received, he must return to the Company all original shares remaining in excess of 66.66%.. He is also entitled to keep all shares issued pursuant to the anti-dilution provisions of the agreement.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2009, the Company issued 48,500 shares of restricted common stock to Dian Griesel for consulting services in reliance upon Section 4(2) under the Securities Act of 1933.

On April 9, 2009, the Company issued 75,000 shares of restricted common stock to Horst Danning for consulting services in reliance upon Section 4(2) under the Securities Act of 1933.

On April 21, 2009, the Company issued 80,000 shares of restricted common stock to Barry E. Mitchell for consulting services in reliance upon Section 4(2) under the Securities Act of 1933.

On April 23, 2009, the Company issued 62,000 shares of restricted common stock to The Investor Relations Group for consulting services in reliance upon Section 4(2) under the Securities Act of 1933.

On April 23, 2009, the Company issued 250,000 shares of restricted common stock to David Bernard for consulting services in reliance upon Section 4(2) under the Securities Act of 1933.

On May 1, 2009, the Company issued 10,000 shares of restricted common stock to Barry E. Mitchell for consulting services in reliance upon Section 4(2) under the Securities Act of 1933.

On May 1, 2009, the Company issued 100,000 shares of restricted common stock to John Moran for consulting services in reliance upon Section 4(2) under the Securities Act of 1933.

On May 21, 2009, the Company issued 13,500 shares of restricted common stock to The Investor Relations Group for consulting services in reliance upon Section 4(2) under the Securities Act of 1933.

On May 27, 2009, the Company issued 5,000,000 shares of restricted common stock to AJR Leonard Consulting Inc. for consulting services in reliance upon Section 4(2) under the Securities Act of 1933.

On May 28, 2009, the Company issued 40,000 shares of restricted common stock to Mesut Pervizpour for consulting services in reliance upon Section 4(2) under the Securities Act of 1933.

On May 28, 2009, the Company issued 449,730 shares of restricted common stock to UTEK Corporation for the acquisition of technology in reliance upon Section 4(2) under the Securities Act of 1933.

On June 17, 2009, the Company issued 13,500 shares of restricted common stock to The Investor Relations Group for consulting services in reliance upon Section 4(2) under the Securities Act of 1933.

On June 19, 2009, the Company issued 5,000,000 shares of restricted common stock to MATECH Corp. Treasury Stock reserved for the payment of consulting services to Stephen F. Beck in reliance upon Section 4(2) under the Securities Act of 1933.

On July 10, 2009, sixteen holders of warrants to purchase 39,762,219 shares of common stock of the Company exercised their warrants and were issued 39,762,119 shares of the common stock of the Company in reliance upon Rule 144 under the Securities Act of 1933.

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

/s/ Robert M. Bernstein
Dated: August 18, 2009	By:	Robert M. Bernstein
	Its:	President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)