Form 10-Q
period 2009-09-30
MATECH Corp.
filed 2009-11-20
CIK 1036668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 000-23617

Matech Corp.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of
incorporation or organization)

95-4622822
(I.R.S. Employer
Identification No.)

11661 San Vicente Boulevard, Suite 707, Los Angeles, CA  90049
(Address of principal executive offices)

(310) 208-5589
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of large accelerated filer,” accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of November 13, 2009, there were 121,027,909 shares of our Class A common stock issued and 119,458,740 shares outstanding.

MATECH CORP.

i

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

MATECH CORP
(Formerly known as Material Technologies, Inc.)
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2008	2009
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$176,345	$178,778
Accounts receivable	41,961	24,023
Inventories	141,341	82,279
Prepaid expenses and other current assets	359,227	34,947

Total current assets	718,874	320,027

Property and equipment, net	78,601	138,618
Loan fee, net	-	118,540
Intangible assets, net	1,764	957
Deposit	2,348	2,348

	$801,587	$580,490

See notes to condensed consolidated financial statements.

MATECH CORP
(Formerly known as Material Technologies, Inc.)
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2008	2009
		(Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$670,207	$605,892
Accrued compensation	-	347,011
Deferred revenue - related party	90,000	-
Loans payable - related party	-	2,611
Current portion of payable due on legal settlement	54,033	56,284
Current portion of research and development sponsorship payable	25,000	50,000
Current portion of convertible debentures and accrued interest payable,
net of discount	1,859,325	4,181,699
Notes payable	299,542	314,868
Total current liabilities	2,998,107	5,558,365

Legal settlement payable	155,978	117,229
Research and development sponsorship payable, net of current portion	778,549	782,083
Convertible debentures and accrued interest payable, net of discount	335,834	735,041
Derivative and warrant liabilities	210,497,575	3,991,681
	211,767,936	5,626,034

Total liabilities	214,766,043	11,184,399

Minority interest in consolidated subsidiary	825	825

Commitments and contingencies

Stockholders' deficit:
Class A preferred stock, $0.001 par value, liquidation preference of $720 per share; 350,000 shares authorized; 337 shares issued
and outstanding as of December 31, 2008 and September 30, 2009	-	-
Class B preferred stock, $0.001 par value, liquidation preference of
$10,000 per share; 15 shares authorized; 0 shares issued and
outstanding as of December 31, 2008 and September 30, 2009	-	-
Class C preferred stock, $0.001 par value, liquidation preference of
$0.001 per share; 25,000,000 shares authorized; 1,517 shares issued
and outstanding as of December 31, 2008 and September 30, 2009	1	1
Class D preferred stock, $0.001 par value, liquidation preference of
$0.001 per share; 20,000,000 shares authorized; 0 shares issued
and outstanding as of December 31, 2008 and September 30, 2009	-	-
Class E convertible preferred stock, $0.001 par value, no liquidation preference; 60,000 shares authorized; 49,250 shares issued and outstanding as of December 31, 2008 and 0 shares issued and
outstanding as of September 30, 2009	49	-
Class A Common Stock, $0.001 par value, 600,000,000 shares
authorized; 99,408,963 shares issued and 24,389,794 shares
outstanding as of December 31, 2008; 73,898,132 shares issued
and 72,328,963 shares outstanding as of September 30, 2009	24,390	72,329
Class B Common Stock, $0.001 par value, 600,000 shares authorized,
issued and outstanding as of December 31, 2008 and September 30, 2009	600	600
Warrants subscribed	10,000	10,000
Additional paid-in-capital	367,125,759	369,577,198
Deficit accumulated during the development stage	(581,117,806)	(380,252,598)
Common stock subscription receivable	-	(2,365)
Treasury stock (24,635 shares at cost at December 31, 2008 and
25,448 shares at cost at September 30, 2009)	(8,274)	(9,899)

Total stockholders' deficit	(213,965,281)	(10,604,734)

	$801,587	$580,490

See notes to condensed consolidated financial statements.

MATECH CORP
(Formerly known as Material Technologies, Inc.)
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					From October 21,
					1983
	For the Three Months Ended		For the Nine Months Ended		(Inception) through
	September 30,		September 30,		September 30,
	2008	2009	2008	2009	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Research and development	$-	$-	$-	$-	$5,392,085
Revenue from bridge testing	29,269	6,860	30,359	72,585	483,831
Other	-	45,000	-	185,000	469,125

Total revenues	29,269	51,860	30,359	257,585	6,345,041

Costs and expenses:
Bridge testing costs	-	1,990	-	111,241	184,498
Research and development	113,588	75,931	423,428	287,394	21,378,216
General and administrative	773,334	576,361	26,619,102	3,224,514	334,302,471
Modification of research and development sponsorship agreement	-	-	-	-	5,963,120
(Gain) loss on settlement of lawsuits	-	-	-	(45,223)	1,222,021

Total costs and expenses	886,922	654,282	27,042,530	3,577,926	363,050,326

Loss from operations	(857,653)	(602,422)	(27,012,171)	(3,320,341)	(356,705,285)

Other income (expense):
Gain (loss) on modification of convertible debt	-	-	(964,730)	2,722,195	2,343,710
Loss on subscription receivable	-	-	-	-	(1,368,555)
Interest expense	(831,678)	(839,972)	(1,808,697)	(2,817,752)	(17,463,629)
Other-than-temporary impairment of
marketable securities available for sale	-	-	-	-	(9,785,947)
Loss on shareholder settlement relating to
failure to register common shares	-	-	-	-	(39,407,195)
Net unrealized and realized loss of marketable securities	-	-	(8)	(1,825)	(9,400,043)
Change in fair value of investments derivative liability		-	-	-	(210,953)
Change in fair value of derivative and warrant liabilities	72,975,655	301,482,166	10,431,555	204,283,699	51,304,803
Interest income	356	-	15,879	32	483,088
Other	-	-	-	-	(25,992)

Other income (expense), net	72,144,333	300,642,194	7,673,999	204,186,349	(23,530,713)

Income (loss) before provision for income taxes	71,286,680	300,039,772	(19,338,172)	200,866,008	(380,235,998)

Provision for income taxes	-	-	(800)	(800)	(16,600)

Net income (loss)	$71,286,680	$300,039,772	$(19,338,972)	$200,865,208	$(380,252,598)

Per share data:
Basic and diluted net earnings (loss) per share	$406.80	$4.21	$(123.28)	$4.62
Weighted average Class A common shares
outstanding - basic and diluted	175,240	71,324,896	156,873	43,515,569

See notes to condensed consolidated financial statements.

MATECH CORP
(Formerly known as Material Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From
			October 21, 1983
	For the Nine Months Ended		(Inception) through
	September 30,		September 30,
	2008	2009	2009
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$(19,338,972)	$200,865,208	$(380,252,598)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Loss (gain) on modification of convertible debt	964,730	(2,722,195)	(2,343,710)
Impairment loss	-	-	21,391,528
Loss on charge off of subscription receivables	-	-	1,368,555
Stock based compensation	4,729,541	1,772,277	212,250,658
Increase in debt for services and fees	-	180,000	5,856,625
Officer's stock based compensation	19,885,333	-	86,460,675
Issuance of common stock for modification of
research and development sponsorship agreement	-	-	7,738,400
Issuance of common stock in settlement for failure to
register common shares	-	-	39,407,195
Change in fair value of derivative and warrant liabilities	(10,431,555)	(204,283,699)	(49,069,603)
Net realized and unrealized loss on marketable securities	-	1,825	7,897,530
Other-than-temporary impairment of marketable
securities available for sale	-	-	9,785,946
Legal fees incurred for note payable	-	-	1,456,142
Accrued interest expense added to principal	272,077	455,725	2,373,219
Amortization of discount on convertible debentures	1,497,617	2,237,697	14,760,728
Change in fair value of investments derivative liability	-	-	3,223,323
Accrued interest income added to principal	(656)	-	(305,885)
Depreciation and amortization	15,931	33,033	283,004
Other non-cash adjustments	-	(45,224)	(159,954)
(Increase) decrease in trade receivables	93,041	17,937	(74,351)
(Increase) decrease in inventories	(93,838)	59,063	(82,278)
(Increase) decrease in prepaid expenses and other assets	5,483	237,782	551,626
(Decrease) increase in accounts payable and accrued			-
expenses	19,443	327,919	2,867,414
(Decrease) Increase in deferred revenue - related party	-	(90,000)	-

Net cash used in operating activities	(2,381,825)	(952,652)	(14,615,811)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	300,000	848	3,759,324
Purchase of marketable securities	-	-	(2,206,379)
Investment in certificate of deposits and commercial paper	(565,000)	-	(1,965,000)
Redemptions of certificate of deposits and commercial paper	1,565,000	-	1,965,000
Payment received on officer loans	-	-	876,255
Funds advanced to officers	-	-	(549,379)
Proceeds received in acquisition of consolidated subsidiaries	-	-	600,000
Purchase of property and equipment	(17,167)	(92,243)	(465,663)
Investment in joint ventures	-	-	(102,069)
Proceeds from foreclosure	-	-	44,450
Proceeds from the sale of property and equipment	-	-	19,250
Payment for license agreement	-	-	(6,250)

Net cash provided by (used in) investing activities	1,282,833	(91,395)	1,969,539

See notes to condensed consolidated financial statements.

MATECH CORP
(Formerly known as Material Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From
			October 21, 1983
	For the Nine Months Ended		(Inception) through
	September 30,		September 30,
	2008	2009	2009
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from financing activities:
Proceeds from the sale of common stock and warrants	$18,624	$5,103	$9,469,680
Proceeds from convertible debentures and other
notes payable	1,115,000	1,082,173	4,434,939
Proceeds from the sale of preferred stock	-	-	473,005
Fees incurred in debt financing	(375,000)	-	(1,505,932)
Capital contributions	-	-	301,068
Purchase of treasury stock	(3,266)	(4,298)	(181,212)
Principal reduction on notes payable	(25,000)	(36,498)	(161,498)
Payment on proposed reorganization	-	-	(5,000)

Net cash provided by financing activities	730,358	1,046,480	12,825,050

Net change in cash and cash equivalents	(368,634)	2,433	178,778

Cash and cash equivalents, beginning of period	809,710	176,345	-

Cash and cash equivalents, end of period	$441,076	$178,778	$178,778

Supplemental disclosure of cash flow information:

Interest paid during the period	$20,281	$-
Income taxes paid during the period	$800	$800

Supplemental disclosures of non-cash investing and financing activities:

Nine months ended September 30, 2009

All references to common stock refer to the Class A common unless specifically indicated to the contrary.

In January 2009, the Company issued its President 274,000 shares of its common stock in a cashless exercise of 274,347 options. (See Notes 11 & 12)

In February 2009, the Company issued 6,000,000 shares of its common stock in a conversion of $600,000 of convertible debt. (See Note 9)

In April 2009, the Company issued 100,000 shares of its common stock in conversion of $57,584 of indebtedness. Under the original terms of the loan, the lender had the right to convert the amount due into 3.5% of the total number of Company shares outstanding on the date of conversion. The Company considered the shares that would have been issued under the original terms of the loan and the actual 100,000 shares issued as a modification of a loan and recognized a gain on the transaction of $2,722,195. (See Note 9)

In May 2009, the Company settled a fee dispute with its former legal counsel and recognized a $45,224 gain on the settlement that was credited to operations.

In May 2009, the Company issued 449,730 shares of its common stock in conversion of 49,250 shares of its Class E Convertible Preferred Stock.

In July 2009, the Company issued its President 500,000 shares of its common stock in a cashless exercise of 500,750 options.

In July 2009, the Company issued 39,762,216 common stock to Palisades in a cashless exercise of 40,000,000 options. (See Note 9 & 12)

In September 2009, the Company issued 28,292 sharers is a Regulation S offering for $2,365. The proceeds from the sale were received in October 2009.

During the three months ended September 30, 2009, the Company increased the discount on the Kreuzfeld convertible debenture and increased its derivative liability for the $500,000 received during the period (see note 9).

During the nine months ended September 30, 2009, the Company issued 773,828 shares of its common stock for consulting services valued at $1,834,277 of which $62,000 was recorded as prepaid during the period ended September 30, 2009.

During the nine months ended September 30, 2009, Palisades paid $180,000 on behalf of the Company to a consultant. The $180,000 was added to the outstanding balance owed the Company to Palisades.

See notes to condensed consolidated financial statements.

MATECH CORP
(Formerly known as Material Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2008

Effective June 16, 2008, the Company entered into an agreement with Palisades to modify the terms of the convertible debt due them. In connection with the modification, the Company recorded a loss from the modification of the debt in the amount of $964,730. The Company also accrued a derivative liability in connection with the modification in the amount of $4,254,301.

During the nine months ended September 30, 2008, the Company issued 34,230 shares of its Class A common stock in the conversion of $633,271 of convertible debt.

During the nine months ended September 30, 2008, the Company issued 13,249 shares of its Class A common stock for consulting services valued at $3,674,940.

During the nine months ended September 30, 2008, the Company issued 378 shares of its Class A common stock pursuant to the anti-dilution provisions of a settlement agreement.

During the nine months ended September 30, 2008. a former employee and consultant returned a total of 700 shares of the Company's Class A common stock to treasury which were subsequently cancelled.

During the nine months ended September 30, 2008. the Company's president returned 30,000 shares of the Company's Class A common stock to treasury which were subsequently cancelled.

During the nine months ended September 30, 2008, the Company issued 34,500 shares of its Class A common stock in consideration of the exercise of cashless warrants. The Company accrued a derivative liability in connection with the granting of the warrants, which had a balance of $1,151,900 on the date of exercise. The liability balance was credited to equity.

During the nine months ended September 30, 2008, the Company issued 78 shares of its Class A common stock for $18,624.

During the nine months ended September 30, 2008, the Company issued 8,578 shares of the Company's common stock through the conversion of 5,750 shares of the Company's Class E preferred shares.

During the nine months ended September 30, 2008, the Company's contingent obligation to Mr. Beck under a settlement agreement was reduced to $0, therefore the Company reduced its legal settlement liability by the remaining accrued provision of $230,000, which was credited to equity.

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

During the nine months ended September 30, 2008, the Company recognized compensation expense of $8,800 on the grant of options to its employees and officers for the purchase of 800 shares of Class A common stock. In addition, during the nine months the Company granted options to its President for the purchase of 30,370,000 shares of its Class A common stock and granted options to a consultant to purchase 15,391 shares of its Class A common stock. The Company recognized a derivative liability of $6,400,000 on the granting of these options. Subsequently, the Company's President returned options for 370,000 shares for cancellation.

During the nine months ended September 30, 2008, Palisades paid $60,000 on behalf of the Company to a consultant. The $60,000 was added to the outstanding balance owed the Company to Palisades.

See notes to condensed consolidated financial statements.

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2009 and 2008

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2009, and the results of its operations for the three and nine months ended September 30, 2009 and 2008, and for the period from October 21, 1983 (inception) to September 30, 2009, and its cash flows for the nine months ended September 30,  2009 and 2008, and for the period from October 21, 1983 (inception) to September 30, 2009. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Commission on April 15, 2009.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage and, at September 30, 2009, has an accumulated deficit of $380,252,598, continues to sustain operating losses on a monthly basis, and expects to incur operating losses for the foreseeable future.  Management of the Company will need to raise additional debt and/or equity capital to finance future activities.  However, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations.  In light of these circumstances, substantial doubt exists about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective in this period ending September 30, 2009.  SFAS No. 159 provides an option to elect fair value as an alternative measurement basis for selected financial assets and financial liabilities. As a result of adopting SFAS No. 159, the Company did not elect fair value accounting for any other assets and liabilities not previously carried at fair value.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of its financial statements.  The statement established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 is effective for interim or annual financial periods ending after June

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2009 and 2008

15, 2009, and shall be applied prospectively.  The adoption of SFAS No. 165 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”). Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.   SFAS 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.

SFAS 166 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company does not anticipate the adoption of SFAS 166 will have an impact on its consolidated results of operations or consolidated financial position.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is currently evaluating the impact, if any, of adoption of SFAS 167 on its financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”).  SFAS 168 is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accounts (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS 168 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  The Company adopted the Codification during the current period ending September 30, 2009.  There was no impact upon adoption.

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2009 and 2008

FAS 157-4 - In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 Fair Value Measurements. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company adopted this FSP for its quarter ending June 30, 2009. There was no impact upon adoption.

FSP FAS 115-2 and FAS 124-2 - In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company adopted this FSP for its quarter ending June 30, 2009. There was no impact upon adoption.

FSP FAS 107-1 and APB 28-1 - In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107 Disclosures about Fair Value of Financial Instruments to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company included the required disclosures in its quarter ending June 30, 2009.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable as of September 30, 2009, consisted of the following:

Trade receivables	$24,023

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2009 and 2008

NOTE 4 - INVENTORIES

Inventories at September 30, 2009 consisted of the following:

Finished goods	$82,279

Inventories consist of sensors and other parts used in the Company’s bridge testing operations.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2009 consisted of the following:

Office and computer equipment	$27,645
Manufacturing equipment	322,763
350,408
Less accumulated depreciation	(211,790)
$138,618

Depreciation charged to operations for the three months ended September 30, 2009 and 2008 amount to $7,534 and $5,041, respectively.  Depreciation charged to operations for the nine months ended September 30, 2009 and 2008 amount to $32,226 and $15,124, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2009:

	Period of
	Amortization

Patent costs	17 years	$28,494
License agreement (see Note 7)	17 years	6,250
Website	5 years	5,200
		39,944
Less accumulated amortization		(38,987)
		$957

Amortization charged to operations for the three months ended September 30, 2009 and 2008 was $269, and $269, respectively. Amortization charged to operations for the nine months ended September 30, 2009 and 2008 was $807, and $807, respectively.

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2009 and 2008

Estimated amortization expense for remaining life of the intangibles is as follows:

2009	$807

2010	$150

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

In addition to the license agreement, the Company also agreed under a modified workout agreement relating to a prior sponsorship agreement to pay the University, retroactive to January 1, 2005, the balance of $760,831, which accrues interest at a monthly rate of 0.5% simple interest.  The Company is obligated to pay $25,000 annually due on the anniversary date of the Workout Agreement, however the University agreed to defer the payment for 2009 until 2010. Further, the Company is also obligated to pay within ten days following the filing of the Company’s Forms 10-QSB or 10-KSB an amount equal to 10% of the Company’s operating income (as defined) as reflected in the quarterly and annual filings.  Under the revised terms of the Workout Agreement, the Company’s CEO’s annual cash salary is capped at $250,000.  The Company agreed to pay the University an amount equal to any cash salary paid to Mr. Bernstein in excess of the $250,000, which will be credited against the balance of the amounts due under the agreement.

Interest expense charged to operations during the three months ended September 30, 2009 and 2008 amounted $9,616 and $9,885, respectively.  Interest expense charged to operations during the nine months ended September 30, 2009 and 2008 amounted $28,534 and $29,603, respectively.  The balance of the obligation (including accrued interest) at September 30, 2009 was $832,083 and is reflected in research and development sponsorship payable in the accompanying condensed consolidated balance sheet.  The current portion represents the minimum annual payment under the Workout Agreement, while the remaining balance is reflected as non-current as the Company does not expect to be required to make additional payments during the next twelve months.

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2009 and 2008

NOTE 8 – NOTES PAYABLE

On May 27, 1994, the Company borrowed $25,000 from a shareholder.  The loan is evidenced by a promissory note bearing interest at 6.5 percent.  The note is secured by the Company’s patents and matured on May 31, 2002.  The loan has not been paid and is now in default.  As additional consideration for the loan, the Company granted to the shareholder a 1% royalty interest in the Fatigue Fuse and a 0.5% royalty interest in EFS (see Note 10).  The balance due on this loan as of September 30, 2009 was $59,601.  Interest charged to operations during the three months ended September 30, 2009 and 2008 was $406 and $406, respectively.  Interest charged to operations during the nine months ended September 30, 2009 and 2008 was $1,217 and $1,217, respectively.

On April 28, 2003, the Company borrowed $10,000 from an unrelated third party.  The loan is unsecured, non-interest bearing and due on demand.

On March 5, 2007, the Company borrowed $200,000 from a shareholder. The loan is evidenced by an unsecured promissory note that is assessed interest at an annual rate of 8%. The note matured on March 5, 2009 when the principal and accrued interest became fully due and payable. The loan and accrued interest was not paid by the due date and the Company is in default under the terms of the note. The balance of the loan including accrued interest at September 30, 2009 is $245,267.  Interest charged to operations during the three months ended September 30, 2009 and 2008 was $4,848 and $4,478, respectively.  Interest charged to operations during the nine months ended September 30, 2009 and 2008 was $14,110 and $13,080, respectively.

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

For the three and nine months ended September 30, 2009 and 2008 account in the name of Agent at a firm to be determined from time to time by Agent.  The Company also agreed to modify the terms of the notes to include the following restrictions:

●
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

●
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

●
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

●
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

●
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

For the three and nine months ended September 30, 2009 and 2008

●
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

●
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

●
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

●
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

●
If the Company fails to pay the full amount due under the Palisades debenture by its December 31, 2009 maturity date, Mr. Bernstein is required to transfer all of his Class B common share voting rights to Palisades, thus providing Palisades with control of the Company

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2009 and 2008

●	The debenture is collateralized by significantly all of the Company’s assets.

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

During the nine months ended September 30, 2009, the holders advanced an additional $550,000 that was added to principal and increased principal for monthly consulting fees totaling $180,000. Also during the nine months period, the Company issued 6,000,000 shares of its Class A common stock through the conversion of $600,000 of indebtedness. The Company failed to pay the required interest payments due

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2009 and 2008 for the nine months ended September 30, 2009. In July 2009, the Company issued 39,762,219 shares of its common stock to Palisades and London under cashless exercises of their 40,000,000 warrants.

The balance of the Debenture, including accrued interest, at September 30, 2009 was $4,181,699 (net of unamortized discount of $548,420). Interest charged to operations on the face amount of the debentures for the three months ended September 30, 2009 and 2008 was $118,593 and $107,576, respectively. Interest charged to operations on the face amount of the debentures for the nine months ended September 30, 2009 and 2008 was $323,502 and $334,485, respectively. Amortization expense of the discount also charged to operations as interest expense for the three months ended September 30, 2009 and 2008 amounted to $562,245 and $630,357, respectively. Amortization expense of the discount also charged to operations as interest expense for the nine months ended September 30, 2009 and 2008 amounted to $2,038,872 and $1,439,401, respectively.

At September 30, 2009, the fair value of the derivative liabilities relating to the above indicated convertible debt amounted to $1,626,621.

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

On April 24, 2009, the principal balance and accrued interest totaling $57,584 were fully converted into 100,000 shares of the Company’s common stock. The Company considered the change in the number of shares that should have been issued under the conversion feature of the original loan agreement and the actual shares issued to be a modification under the provisions of the EITF 86-18 “Debtor’s Accounting for Modification of Debt Terms” and recognized a gain of $2,722,195, the difference between the value of the 1,134,603 shares that would have been issued under the conversion terms of the original agreement and $57,584.

Interest charged to operations for the three months ended September 30, 2009 and 2008 amounted to $0 and $659, respectively. Interest charged to operations for the nine months ended September 30, 2009 and 2008 amounted to $791 and $1,127, respectively. The beneficial conversion feature is treated as a discount against the face amount of the debt and is amortized into interest expense over the term of note. Amortization expense on the discount charged to operations for the three months ended September 30, 2009 and 2008 amounted to $0 and $2,364, respectively. Amortization expense on the discount charged to operations for the nine months ended September 30, 2009 and 2008 amounted to $21,715 and $1,696, respectively.

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2009 and 2008

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

As the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate, the convertible debenture must be bifurcated from the debt and shown as a separate derivative liability. The Company recognized a beneficial conversion feature (“BCF”) of $715,266 and a derivative liability of the same amount upon receipt of the loan.

During the three months ended September 30, 2009, Kreuzfeld advanced the Company an additional $500,000 under the same terms and conditions as the above-indicated financing agreement. Due to the favorable conversion feature, the entire $500,000 was added to the discount against the face amount of the debenture with the same amount being recorded as an addition to the Company‘s derivative liability. The $500,000 discount is being amortized over the remaining life of the note.

The balance of the Debenture, including accrued interest, at September 30, 2009 was $735,041 (net of unamortized discount of $891,580).  Interest charged to operations on the debenture for the three months ended September 30, 2009 and 2008 amounted to $35,283 and $0, respectively. Interest charged to operations on the debenture for the nine months ended September 30, 2009 and 2008 amounted to $87,176 and $0, respectively. The beneficial conversion feature is treated as a discount against the face amount of the debt and is amortized into interest expense over the term of note. Amortization expense on the discount charged to operations for the three months ended September 30, 2009 and 2008 amounted to $93,060 and $0, respectively. Amortization expense on the discount charged to operations for the nine months ended September 30, 2009 and 2008 amounted to $177,110 and $0, respectively.

The Company incurred loan fees in connection with obtaining the loan totaling $180,000 that are being amortized into interest expense over the term of the note. The amount charged to interest expense during the three months ended September 30, 2009 and 2008 amounted to $13,170 and $0, respectively. The amount charged to interest expense during the nine months ended September 30, 2009 and 2008 amounted to $115,729 and $0, respectively. The unamortized balance of deferred loan fees is reflected on the balance sheet as an asset and its balance as of September 30, 2009 amounted to $118,540.

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2009 and 2008

At September 30, 2009, the fair value of the derivative liability was $2,365,060.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Royalties

A summary of royalty interests that the Company has granted and are outstanding as of September 30, 2009 follows:

	Fatigue Fuse	EFS

University of Pennsylvania (see Note 7)
Net sales of licensed products	-	7.00%
Net sales of services	-	2.50%
Shareholder	1.00%	0.50%

Litigation

Beck

We entered into a stipulation for entry of judgment in the event of default (“Stipulation”) with Mr. Stephen Beck on February 12, 2009. The Stipulation was filed in the Superior Court of California located in the County of Los Angeles, on February 24, 2009. Under the Stipulation, there was a mutual release by Mr. Beck, Mr. Bernstein and Matech. In consideration for the release, we agreed to that Mr. Beck would receive $1,750,000 or more from 1) the proceeds he receives through the sale of Matech Class A common shares issued to him, 2) cash we pay him equal to 7.5% of capital we raise, and 3) a payment of $100,000. The $100,000 payment is due on the execution of the agreement, but is deferred to the later of August 1, 2009 or until such time as Matech has at least $750,000 cash on hand.

We agreed to issue Mr. Beck a number of our Class A common shares equaling 2.67% of the total number of Class A common shares we had outstanding on the date of the agreement. These shares are to be freely tradable.  In addition, we are required to place 5,000,000 shares of our Class A common shares into escrow that Mr. Beck can draw upon of he sells all of the shares issued to him and he still has not received the minimum of $1,750,000 from the three sources.  Under the stipulation, the shares issued to him are anti-dilutive until he receives the $1,750,000.

We have not issued the indicated shares or complied with any of the other terms of the Stipulation as it was determined that the initial 1995 contract was voidable and the method in which Mr. Beck is to be paid may violate security and other laws. We have not made any accrual at September 30, 2009, relating to this matter.

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2009 and 2008

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

5% up to the first 2 million dollars
4% for $2,000,001 to $4,000,000
3% over $4,000,000

In the event the Company is determined to be in default under the settlement agreement, it is required to pay the plaintiff $250,000 less any amounts already paid, plus 10% interest on the remaining amount of the $250,000 settlement (commencing October 7, 2008 to the date of default), plus $36,000 as a penalty. At September 30, 2008, the Company valued the obligation at its fair value of $222,852, based upon the present value of the required future cash flows using an annual interest rate of 6%. The balance of the obligation at September 30, 2009 amounted to $173,513. Interest charged to operations during the three months ended September 30, 2009 and 2008 relating to this obligation amounted to $2,751 and $0, respectively. Interest charged to operations during the nine months ended September 30, 2009 and 2008 relating to this obligation amounted to $8,601 and $0, respectively.

Maturities of the obligation are as follows:

2010	$56,284
2011	54,447
2012	57,806
2013	4,976
$173,513

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

Other Litigation

During the nine months ended September 30, 2009, the Company settled a lawsuit brought on by its former attorneys with regards to a dispute over fees.  Pursuant to the terms of the settlement, the Company’s former attorneys agreed to accept the $64,777 balance of funds in the Company’s legal escrow account as payment in full for the $110,000 balance of fees owed by the Company.  Accordingly, the Company recognized a gain on the legal settlement of $45,223 in its statement of operations for the nine months ended September 30, 2009.

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2009 and 2008

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

NOTE 11 – EMPLOYEE BENEFIT PLAN

On December 14, 2007, the Company adopted a 401(k) retirement plan for its employees. To be eligible to participate in the plan, an employee must be at least 21 years for age and work for the Company for six consecutive months. Company contributions and employee match are discretionary. During the nine months ended September 30, 2009, the Company did not contribute to the plan.

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

For the three and nine months ended September 30, 2009 and 2008

The shares are redeemable by the holder or the Company at $10,000 per share.  The holders of these shares shall have the right to vote at one vote per Class B preferred share and shall participate in all common stock dividends declared and paid according to a formula as defined in the series designation.

Class C Preferred Stock

Each shareholder of Class C preferred stock is entitled to receive a cumulative dividend of 8% per annum for a period of two years.  Dividends do not accrue or are payable except out of earnings before interest, taxes, depreciation and amortization.  At September 30, 2009, no dividends are payable to Class C preferred shareholders.  Holders of the Class C preferred stock are junior to holders of the Company’s Class A and B preferred stock, but hold a higher position than common shareholders in terms of liquidation rights.  Holders of Class C preferred stock have no voting rights.  Holders of Class C preferred stock have the right to convert their shares to common stock on a 300-to-1 basis.

The Company requires an approval of at least two-thirds of the holders of Class C preferred shareholders to alter or change their rights or privileges by way of a reverse stock split, reclassification, merger, consolidation or otherwise, so as to adversely affect the manner by which the shares of Class C preferred stock are converted into common shares. As of September 30, 2009, there were 1,517 shares of Class C Preferred Stock outstanding.

Class D Preferred Stock

Holders of Class D preferred stock have a $0.001 liquidation preference, no voting rights and are junior to holders of all classes of preferred stock but senior to common shareholders in terms of liquidation rights.  Class D preferred stockholders are entitled to dividends as declared by the Company’s Board of Directors, which have not been declared as of September 30, 2009.  Holders of Class D preferred stock have the right to convert their shares to common stock on a 300-to-1 basis. As of September 30, 2009, there were no Class D Preferred shares outstanding.

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

For the three and nine months ended September 30, 2009 and 2008 issued an additional 5,000 shares to a consultant in connection with the SATI acquisition, which were valued at $97,500 and charged to equity as costs of the offering.

In May 2009, the Company issued 449,730 shares of its common stock in the conversion of 49,250 shares of Class E Preferred Stock.

As of September 30, 2009, there were no shares of Class E Preferred Stock outstanding.

Class A Common Stock

The holders of the Company's Class A common stock are entitled to one vote per share of common stock held.

During the three months ended September 30, 2009, the Company issued 40,394,612 shares of its common stock.  Of this total, 45,000 shares were issued for cash of $5,103 received during the quarter, and 34,393 shares were issued for cash of $2,365 that was received in October 2009 and reflected as a subscription receivable at September 30, 2009.

From time to time, the Company issues its common shares and holds the shares in escrow on behalf of another party until consummation of certain transactions.  The following is a reconciliation of shares issued and outstanding as of September 30, 2009:

Issued shares	73,898,132
Less shares issued to the Company and held in escrow	(1,569,169)

Shares outstanding	72,328,963

Class B Common Stock

The holders of the Company's Class B common stock are not entitled to dividends, nor are they entitled to participate in any proceeds in the event of a liquidation of the Company.  However, the holders are entitled to 2,000 votes for each share of Class B common stock held. As of September 30, 2009, there were 600,000 shares of Class B Common Stock outstanding.

Common Shares Issued for Non Cash Consideration

The value assigned to shares issued for services were charged to operations in the period issued.

During the three months ended September 30, 2009, the Company issued 40,315,219 shares of its Class A common stock for non-cash consideration of which 39,762,219 were issued to Palisades through cashless exercises of their 40,000,000 warrants, 500,000 shares were issued to the Company’s President through cashless exercise of 500,750 options, 3,000 shares were issued for legal services valued at $1,530, and 50,000 shares for consulting services rendered in connection to our fatigue fuse valued at $25,500.

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2009 and 2008

Stock Options

During 2008, the Company granted options to two consultants to purchase a total of 8% of the total number of Company’s common shares outstanding on the date of exercise at an adjusted exercise price of $25.00 per share. At September 30, 2009, the consultants were entitled to purchase approximately 6,423,997 common shares under the options. The option agreements allow for cashless exercises.

The Company deemed the above indicated options to be derivatives based upon their terms pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”. At September 30, 2009, the Company determined that no liability existed on these options as the exercise price thereon exceeded the market price of the underlying common shares.

In July 2009, the Company issued its President 500,000 shares of its common stock on the cashless exercise of 500,750 options.

Stock Warrants

As discussed in Note 9, the Company issued warrants to purchase 35,000,000 shares of its common stock to Palisades at $0.001 per share and warrants to a consultant to purchase 5,000,000 shares a $0.10 per share. Warrant agreements on both grants allow for cashless exercises. In July 2009, the Company issued 39,762,219 shares on the cashless exercise of these 40,000,000 warrants.

The following table summarizes the warrants and options outstanding at September 30, 2009:

		Weighted
	Options/	Average
	Warrants	Exercise
	Outstanding	Price
Balance – December 31, 2008	76,186,906	$2.10
Granted	--	--
Exercised	(40,775,097)	$(.01)
Forfeited	(6,000)	$(100.00)
Balance – September 30, 2009	35,405,809	$4.48

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company has entered into a support agreement with Fatigue Solutions, Inc (“Solution”). to provide services on behalf of Solutions. Solutions is wholly owned by the Company’s President and other key personnel of the Company. Solutions is in the process of obtaining a patent on certain technology which will be transferred over to the Company.

During the nine months ended September 30, 2009, the Company’s President advanced the Company $50,000. The Company adjusted the President’s loan account for expenses incurred by the Company on behalf of the President. As of September 30, 2009, the Company owed $2,611 to its President.

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2009 and 2008

During the nine months ended September 30, 2009, the Company issued 774,000 shares of its common stock to its President on the cashless exercise of 775,097 options. The remaining balance of his outstanding options at September 30, 2009 totaled 29,224,903.

As of September 30, 2009, the Company owed Mr. Bernstein $153,167 for accrued compensation.

On November 21, 2006, the Company entered into a stock grant and general release agreement with the Company’s CEO, for the purpose of showing the Company’s appreciation for the CEO’s work over the past several years.  Under the agreement, the CEO was issued 30,000,000 shares of the Company’s Class A common stock, restricted in accordance with Rule 144, and subject to forfeiture back to the Company in accordance with the terms of the agreement, if he is not employed by the Company for 3 years from the date of the agreement.  Additionally under the terms of the agreement, the CEO has released the Company from any and all claims he may have against the Company for any monies owed to him as of the date of the agreement.  The value assigned to the shares issued to the CEO has been determined to be $180,000,000 based on the Company’s trading price of the shares on date of issuance.  The value will be recorded as additional compensation expense over the 36 month term of the agreement.  During the nine months ended September 30, 2008, the Company charged to operations $19,885,333. The 30,000,000 shares were returned to the Company for cancelation in April 2008.

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

MATECH CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2009 and 2008

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis.

	September 30, 2009
	Fair Value Measurements
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalents	$178,778	--	--	$178,778
Accounts receivable	--	$24,023	--	$24,023

Liabilities
Accounts payable and accrued expenses$605,892	--	$605,892	--	$605,892
Accrued compensation	--	$347,011	--	$347,011
Payable on legal settlement	--	$173,513	--	$173,513
Notes and loans payable	--	$6,066,302	--	$6,066,302
Derivative and warrant liability	$--	3,991,681	--	$3,991,681

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 17, 2009, the date these financial statements were issued.

In October 2009, the Company issued 281,374 shares of its common stock in a Reg S offering for $9,375. In October 2009 it issued 45,848,403 shares of its common stock to Palisades in the conversion of $859,658 of debt and 1,000,000 shares of its common stock to its President through the exercise of 1,001,500 options.

Effective November 5, 2009, the Company issued a $650,000 10% convertible debenture (the "Debenture") to Kreuzfeld  pursuant to Regulation S. The Debentures are for a term of three (3) years and are convertible into shares of the Company's common stock at the option of the holder by dividing the principal amount of the Debenture to be converted at the lower of $0.10  (the “Conversion Price”) or 50% of the averaged ten (10) closing bid-prices for the Company’s Common Stock for the ten (10) trading days immediately preceding the Conversion Date (the “Conversion Rate”) but in no event shall the Conversion denominator be less than $0.01 (the “Conversion Floor”). The Conversion Price and the Conversion Floor will not be subject to adjustment in the event of a forward or reverse split. The Debentures earn interest at a rate of 10% per annum payable in cash or in shares of the Company's common stock at the option of the Company. If interest is paid in shares of common stock, the number of shares of common stock to be issued for interest shall be determined in accordance with the applicable conversion formula for principal. Subject to the holder's right to convert, the Company has the right to redeem the Debentures at a price equal to one hundred and ten percent (110%) multiplied by the then outstanding principal amount plus unpaid interest to the date of redemption. The Debenture contains anti-dilution  protections.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclaimer Regarding Forward Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this reports. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements.

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

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have sustained operating losses since our inception (October 21, 1983).  In addition, we have used substantial amounts of working capital in our operations.  Further, at September 30, 2009, our deficit accumulated during the development stage amounted to $380,252,598.

In view of these matters, realization of a major portion of the assets in the accompanying unaudited condensed consolidated balance sheet is dependent upon our ability to meet our financing requirements and the success of our future operations.  During the nine-months ended September 30, 2009, we have received approximately $1,087,000 in private financing, also primarily from the sale of equity and debt securities.  We plan to continue to raise funds through the sale of our securities for the foreseeable future.  Thus far in 2009, we have received contracts to inspect certain bridges with one entity that generated gross revenue of $72,585. During the same nine-month period in 2008 we received $30,359 from contracts to inspect certain bridges with four entities.  We continue to market our current technologies while continuing to develop new methods and applications.  We have had limited access to cash. Due to our limited availability of cash, we have adopted the practice of issuing stock for services when ever necessary. This has proved to be of significant benefit and has contributed to the stability of the Company. We value these services at the trading price of the shares issued on the date of issuance. We will need to raise additional capital to finance future activities and no assurances can be made that current or anticipated future sources of funds will enable us to finance future operations.  In light of these circumstances, substantial doubt exists about our ability to continue as a going concern.  The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Results of Operations for the Nine Months Ended September 30, 2009 as Compared to the Nine Months Ended September 30, 2008 (Unaudited)

Revenues and Loss from Operations

Our revenue, research and development costs, general and administrative expenses, and loss from operations for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 are as follows:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Percentage Change

Revenue	$257,585	$30,359	748.46%
Bridge testing costs	(111,241)	--	n/a
Research and development costs	(287,394)	(423,428)	(32.13)%
General and administrative expenses	(3,224,514)	(26,619,102)	(87.89)%
Gain on settlement of lawsuit	45,223	--	n/a
Loss from operations	$(3,320,341)	$(27,012,171)	(87.72)%

Our revenues in the nine months ended September 30, 2009 consisted of $53,000 from bridge testing, $19,585 from the sale of product and $185,000 in support services rendered to Fatigue Solutions, Inc., a private company wholly owned by our President and other Company key personnel.  Our revenues in nine months ended September 30, 2008 were derived exclusively from bridge testing.

Our bridge testing costs which we incurred during the nine-months ending September 30, 2009 of $111,241 pertained to our contract to test bridges in Australia.

Of the $287,394 in research and development costs for the nine months ended September 30, 2009, $173,345 was incurred in salaries to our in-house engineering staff which included an officer and director, $88,549 was paid to outside consultants and for related expense reimbursements, and we valued the issuance of 50,000 shares of our common stock that were issued to a consultant valued at $25,500

Of the $423,428 in research and development costs for the nine months ended September 30, 2008, $237,530 was incurred in salaries to our in-house engineering staff which included an officer and director, $146,998 was paid to outside consultants and for related expense reimbursements, and we valued the issuance of 150 shares of our common stock that were issued to various consultants valued at $34,500.  Also included in our research and development costs was $4,400 of compensation expense recognized on the granting of options to our staff to purchase a total of 400 shares of our common stock at a price per share of 11.

General and administrative expenses were $3,224,514 and $26,619,102, respectively, for the nine months ended September 30, 2009 and 2008.  The major expenses incurred during each of the nine month periods were:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Consulting services	$2,113,197	$4,999,837
Officers’ salaries	252,917	351,002
Officer’s stock based compensation	-	19,887,533
Office salaries	127,747	108,100
Office expense	37,797	63,167
Professional fees	287,034	680,927
Rent	25,353	24,648
Marketing	107,391	182,474
Payroll taxes	42,800	38,395
Travel	28,744	82,173
Insurance	46,088	51,997
Telephone	14,737	16,696

Of the $2,113,197, in consulting expense for the nine months ended September 30, 2009, $1,785,747 relates to the issuance of 699,328  shares of common stock.  In addition, we charged $180,000 in consulting fees through an increase in convertible debt by the same amount.

Of the $4,999,837 in consulting expense for the nine months ended September 30, 2008, $3,586,240 was related to the issuance of 11,099,167 shares of common stock.  In addition, we charged $1,100,000 in consulting fees through an increase in convertible debt in the same amount.

During the nine months ended September 30, 2009, the Company settled a lawsuit brought on by its former attorneys with regards to a dispute over fees.  Pursuant to the terms of the settlement, the Company’s former attorneys agreed to accept the $64,777 balance of funds in the Company’s legal escrow account as payment in full for the $110,000 balance of fees owed by the Company.  Accordingly, the Company recognized a gain on the legal settlement of $45,223 in its statement of operations for the nine months ended September 30, 2009.

Other Income and Expenses and Net Loss

Our interest expense, gain (loss) on modification of convertible debt, net unrealized and realized loss on marketable securities, change in fair value of derivative and warrant liabilities, interest income, provision for income taxes, and net loss for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 are as follows:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Percentage Change

Interest expense	$(2,817,752)	$(1,808,697)	55.79%
Gain (loss) on modification of convertible debt	$2,722,195	$(964,730)	(382.17)%
Net unrealized and realized loss on marketable securities	$(1,825)	$(8)	22,712.50%
Change in fair value of derivative and warrant liabilities	$204,283,699	$10,431,555	1,858.32%
Interest income	$32	$15,879	(99.80)%
Provision for income taxes	$(800)	$(800)	0%
Net loss	$200,865,208	$(19,338,972)	(1,138.66)%

Our interest expense includes amortization of debt discounts totaling $2,237,697 during the nine months ended September 30, 2009 and $1,497,618 during the nine months ended September 30, 2008.

The change in fair value of derivative and warrant liabilities represents the change in derivative values related to warrants and convertible debt with Palisades Capital, LLC and Kreuzfeld Ltd.  The market price of our common stock has a major impact on the valuation of our derivatives During the nine months ended September 30, 2009, the price of our common stock has gone from a high of $3.65 per share to a low of  $0.20 as of September 30, 2009, a change of 94.52%.

The gain on modification of convertible debt of $2,722,195 pertains to the conversion of our debt to Mr. Barry Mitchell. Under the original terms of the debt Mr. Mitchell had the right to convert the total debt due him into a number of our common shares equal to 3.5% of the total outstanding shares on date of conversion. Mr. Mitchell agreed to convert the total debt due him for only 100,000 shares. The total common shares that he was entitled to convert amounted to 1,134,603. The gain is based upon the difference in the value of the 1,134,603 shares he was entitled to and the fair value of the debt canceled.

The loss on modification of convertible debt pertained to our convertible debt we owe to Palisades.  We modified the terms of our convertible debt with Palisades effective June 2008. The modification included an extension of the due date of the debt to December 31, 2009. In consideration for the extended maturity date, we agreed to increase the debt we owed for extension and other fees. The amount of the increase in the Palisades indebtedness caused us to account for the modification as an extinguishment of debt under codification section 470-50 and we recorded a loss of $964,730 on the modification.

Results of Operations for the Three Months Ended September 30, 2009 as Compared to the Three Months Ended September 30, 2008 (Unaudited)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Percentage Change

Revenue	$51,860	$29,269	77.18%
Bridge testing costs	1,990	--	n/a
Research and development costs	75,931	113,588	(33.15)%
General and administrative expenses	576,361	773,334	(25.47)%
Loss from operations	$(602,422)	$(857,653)	(29.76)%

Our revenues during the three months ended September 30, 2009 consisted of $6,860  from the sale of product and $45,000 in support services rendered to Fatigue Solutions, Inc. a private company wholly owned by our President and other Company key personnel. Our revenues during the three months ended September 30, 2008 were derived exclusively from bridge testing.

Our bridge testing costs which we incurred during the three-months ending September 30, 2009 of $1,990 pertained to the cost of the products sold.

Of the $75,931 in research and development costs for the three months ended September 30, 2009, $26,600 was incurred in salaries to our in-house engineering staff which included an officer and director, $23,831 was paid to outside consultants and for related expense reimbursements, and we valued the issuance of 50,000 shares of our common stock that were issued to a consultant valued at $25,500

Of the $113,588 in research and development costs for the three months ended September 30, 2008, $82,575 was incurred in salaries to our in-house engineering staff which included an officer and director, $31,013 was paid to outside consultants and for related expense reimbursements.

General and administrative expenses were $576,361 and $773,334, respectively, for the three months ended September 30, 2009 and 2008. The major expenses incurred during each of the quarters were:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008

Consulting services	$193,650	$228,701
Officers’ salaries	89,000	100,000
Office salaries	26,664	42,603
Office expense	10,708	26,451
Professional fees	127,626	235,519
Rent	8,451	8,451
Marketing	36,837	71,261
Payroll taxes	8,039	1,405
Travel	11,794	14,342
Insurance	4,342	18,220
Telephone	4,608	6,080

Included in consulting expense during the three months ended September 30, 2009 is a charge of $60,000 for consulting fees through an increase in convertible debt by the same amount.

Of the $228,701 in consulting expense for the three months ended September 30, 2008, $625 was related to the issuance of 42 shares of common stock and $3,715 was related to compensation recognized on the granting of options to purchase 18,575 shares of the Companies common stock. In addition, we charged $60,000 in consulting fees through an increase in convertible debt by the same amount.

Other Income and Expenses and Net Loss

Our interest expense, change in fair value of derivative and warrant liabilities, interest income, provision for income taxes, and net loss for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 are as follows:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Percentage Change

Interest expense	$(839,973)	$(831,678)	0.99%
Change in fair value of derivative and warrant liabilities	$301,482,166	$72,975,655	313.12%
Interest income	$-	$356	n/a
Provision for income taxes	$(800)	$(800)	0%
Net income	$300,039,772	$71,286,680	320.89%

Our interest expense includes amortization of debt discounts totaling $655,305 during the three months ended September 30, 2009 and $673,545 during the three months ended September 30, 2008.

The change in fair value of derivative and warrant liabilities represents the change in derivative values related to warrants and convertible debt with Palisades Capital, LLC and Kreuzfeld Ltd.  The market price of our common stock has a major impact on the valuation of our derivatives During the three months ended September 30, 2009, the price of our common stock has gone from a high of $2.25 per share to a low of  $020 as of September 30, 2009, a change of 91.11%.

Liquidity and Capital Resources

Introduction

During the nine months ended September 30, 2009, as with the nine months ended September 30, 2008, we did not generate positive cash flow. As a result, we funded our operations through the private sale of equity and debt securities, the issuance of our securities in exchange for services, and loans.

Our cash, accounts receivable, prepaid services, prepaid expenses and other current assets, total current assets, total assets, total current liabilities, and total liabilities as of September 30, 2009, as compared to September 30, 2008, were as follows:

	September 30, 2009	September 30, 2008

Cash	$178,778	$441,076
Accounts receivable	$24,023	$15,620
Inventories	$82,279	$156,054
Prepaid expenses and other assets	$34,947	$70,423
Total current assets	$320,027	$683,173
Total assets	$580,490	$1,128,852
Total current liabilities	$5,558,365	$965,775
Total liabilities	$11,184,399	$6,737,797

Cash Requirements

For the nine months ended September 30, 2009, our net cash used in operations was $(952,652) compared to $(2,381,825) for the nine months ended September 30, 2008.

Negative operating cash flows during the nine months ended September 30, 2009 were primarily created by a net income from operations of $200,865,208, offset by the our $2,722,195 gain we recognized on the conversion of the Mitchell convertible note, issuance of stock for services of $1,772,277, increase of $180,000 in our debt due to Palisades for services they pay on our behalf, and amortization of discount on convertible debentures of $2,237,697.  There was also a reduction for a non-cash increase in the fair value of derivative and warrant liabilities of ($204,283,699), net realized loss on marketable securities of $1,825, depreciation and amortization of $33,033, other non-cash adjustments of ($45,224), accrued interest on debt of $455,725, net decrease in other assets of $314,782 and net increase in other liabilities of $237,919.

Negative operating cash flows during the nine months ended September 30, 2008 were primarily created by a net loss from operations of ($19,338,972), offset by the a loss on modification of convertible debt of $964,730, issuance of stock for services of $4,729,541, amortization of discount on convertible debentures of $1,497,617 and an increase in officer stock based compensation of $19,885,333.  There was also a reduction for a non-cash increase in the fair value of derivative and warrant liabilities of ($10,431,555), accrued interest expense on debt of $272,077, accrued interest income of ($656), depreciation and amortization of $15,931, net decrease in other assets of $4,686 and net increase in other liabilities of $19,443.

Sources and Uses of Cash

Net cash provided by (used in) investing activities for the nine months ended September 30, 2009 and 2008 were $(91,395) and $1,282,833, respectively.  For the nine months ended September 30, 2009 and 2008, the net cash came primarily from the sale of securities and maturities of other investments in the amount of $848 and $1,865,000, respectively, offset by the amount for purchase of securities of $0 and $(565,000), respectively.  Net cash from investment activities during the nine months ended September 30, 2009 and 2008, were further decreased by $92,243 and $17,167, respectively, for amounts we paid in the purchase of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2009 and 2008, was $1,046,480 and $730,358, respectively.  For the nine months ended September 30, 2009, our financing activities included cash used to the purchase of 1,400 shares of our common stock still held in treasury costing us $4,298, a reduction in our debt totaling $36,498, an increase in cash through borrowings totaling $1,082,173.  In addition, during the nine month ended September 30, 2009, we received $5,103 through the issuance of 45,000 shares of our common stock.

For the nine months ended September 30, 2008, our financing activities included the use of cash in the purchase of 207,000 shares of our common stock still held in treasury totaling $3,266, and an increase in the amount of indebtedness of $1,115,000.  In addition, during the nine month ended September 30, 2008, the Company received $18,624 through the issuance of 77,600 shares of its common stock.

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

In light of the material weaknesses described below, the Certifying Officers performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the unaudited condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

We entered into a stipulation for entry of judgment in the event of default (“Stipulation”) with Mr. Beck on February 12, 2009. The Stipulation was filed in the Superior Court of California located in the County of Los Angeles, on February 24, 2009. Under the Stipulation, there was a mutual release by Mr. Beck, Mr. Bernstein and Matech. In consideration for the release, we agreed to that Mr. Beck would receive $1,750,000 or more from 1) the proceeds he receives through the sale of Matech Class A common shares issued to him, 2) cash we pay him equal to 7.5% of capital we raise, and 3) a payment of $100,000. The $100,000 payment is due on the execution of the agreement, but is deferred to the later of August 1, 2009 or until such time as Matech has at least $750,000 cash on hand.

We agreed to issue Mr. Beck a number of our Class A common shares equaling 2.67% of the total number of Class A common shares we had outstanding on the date of the agreement. These shares are to be freely tradable.  In addition, we are required to place 5,000,000 shares of our Class A common shares into escrow that Mr. Beck can draw upon of he sells all of the shares issued to him and he still has not received the minimum of $1,750,000 from the three sources.  Under the stipulation, the shares issued to him are anti-dilutive until he receives the $1,750,000.

We have not issued the indicated shares or complied with any of the other terms of the Stipulation as it was determined that the initial 1995 contract was voidable and the method in which Mr. Beck is to be paid may violate security and other laws. We have note made any accrual at September 30, 2009 relating to this matter.

Item 1A – Risk Factors

We have identified the following risks:

Lack of Profitable Operations

The Company has generated insufficient income during its fiscal years ended December 31, 2008 and 2007 to fund its operations and had to rely upon funding through the issuance of debt or equity to continue operating The Company’s accumulated deficit at December 31, 2008 totaled $581,117,806. Net losses for 2008 and 2007 were $267,909,404 and $73,396,579, respectively. There is no assurance that the Company will achieve future revenue levels and operating efficiencies to support existing operations, generate positive cash flow from operations or recover its proposed investment in its property, plant and equipment. Due to our continued losses, our auditors in their reports for 2007 and 2008 issued modified opinions as to our ability to continue as a going concern.

The Company expects to show continued losses through the first half of calendar 2009 and there can be no assurance that such losses will not continue thereafter. The success of the Company’s operations are largely dependent upon its ability to obtain contracts for bridge inspections and to market its fatigue sensor technology through licensing or other methods. Until such time, the Company will continue operating only from its ability to raise capital through the issuance of debt and equity.

Unfavorable Economic Conditions

Currently, our customer base includes federal, state and local municipalities. The ability for our customers to avail themselves of the services we offer is directly related to their financial condition which is directly related to the financial condition of their tax base. During recessions and in other bad economic times, we do not expect that the demand for our services will be sufficient to generate enough revenue to meet our operating costs.

Inability to Pay Dividends

There can be no assurance that the operations of the Company will result in sufficient revenues to enable the Company to become profitable to pay cash dividends to its shareholders.

Dependence on Senior Management

The Company is solely reliant on its senior management that includes Mr. Robert M. Bernstein - CEO and Chairman, Marybeth Micelli – Chief Operating Officer, William Berks – Project Manager, Monty Moshier – consultant (President of South Utah Engineering Experts). Our future performance will depend to a significant extent upon the efforts and abilities of these key management personnel. The Company currently does not have key life insurance policies on any of its executives. The loss of service of one or more of the Company’s key management personnel could have an adverse effect on the Company’s business. The Company’s success and plans for future growth will also depend in part on management’s continuing ability to hire, train and retain skilled personnel in all areas of its business.

Possible Product Liability and Warranty Claims

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

Possible Business Interruption

Significantly all of our inspection equipment and inventories are housed in the offices of Southern Utah Engineering Experts. If these facilities are significantly damaged by fire or other casualty, our ability to provide services to our customers may be substantially interrupted and such casualty loss and business interruption would have a material adverse effect on the Company’s operations and profitability. The Company intends to maintain business interruption insurance but there can be no assurance that such coverage, if obtained, will be sufficient to cover the Company’s losses or that the Company will be able to regain its market share or customer base after resuming operations.

We have Expired Patents

Certain patents relating to our fatigue fuse technology have expired and other patents will expire over the next few years. The expiration of these patents will enable our competition to utilize our technology in creating products that would directly compete against us. As indicated previously, we are currently not utilizing this technology, however, the lack of patent protection could impact our ability to profit from this technology in the future.

Our Assets are Pledged

We have pledged substantially all of our assets, including our patents, as collateral on the convertible debentures due to Kreuzfeld and Palisades. As of December 31, 2008, we owed Kruezfeld $869,446, and owed Palisades $4,446,617.  Kruezfeld debenture matures on December 31, 2011. Palisades debentures are due December 31, 2009. It is unlikely the Company will be generate sufficient revenue by the time the Palisades obligation becomes due and will have to rely on Palisade to extend the maturity date or to convert the balance due into shares of the Company’s common stock.  If Palisades calls the loan, the Company could be forced out of business.

Lack of Voting Control of Our Class A Shareholders

Mr. Robert M. Bernstein, the Company’s President and CEO, currently holds all of our 600,000 shares Class B Common Shares. Each share of Class B common enables its holder to 2,000 votes whereas each shares of our Class A common enables its holder to one vote. As of December 31, 2008, the Company had 126,347 Class A common shares. The total number of votes available at December 31, 2008 based upon the number of Class A and Class B shares outstanding totaled 1,200,126,347. Of this amount, Mr. Bernstein holds 1,200,000,000 votes (98%) in essence providing him with full control of the Company.

If the Company fails to pay the full amount due under the Palisades debenture by its December 31, 2009 maturity date, Mr. Bernstein is required to transfer all of his Class B common share voting rights to Palisades, thus providing Palisades with control of the Company.

We have Substantially Diluted Our Class A Common Shareholders

In 2006, we authorized a 300-for-1 reverse stock split.  We declared a 1000-for-1 reverse stock split in 2008,   A shareholder holding 300,000 shares of our Class A  common stock in 2005 would end up holding one share at the end of 2008 due to these reverse stock splits. Our Class A common shareholders bear a risk that there investment can be diluted at anytime due to Mr. Bernstein’s voting control.

In addition,  the Company continually issues Class A common shares for consulting and other services. Each issuance further dilutes our Class A common shareholders. In 2007and 2008, , we issued 12,037 and  111,250 (post split) shares our Class common stock for services, which represent  .5% of the total Class A common shares outstanding as of December 31, 2008.

We have outstanding debt which, at the election of the holders, can be converted in Class A common shares  thus causing  a further dilution to our Class A common shareholders. The conversion price on these debenture is the lower of 50% of the ten day average of the trading price of our Class A common shares prior to the conversion or $0.10. The trading price of our Class  A Common shares has been lower than $0.10. But even at an exercise price of $0.10 per share, we would have been required to issue approximately 53 million shares of our Class A common shares in full conversion of the amount due them at December 31, 2008. The issuance of these shares would have diluted those individuals that held our Class A common shares prior to the conversion by approximately 61%.

Further, options granted to Mr. Bernstein in April 2008 for the purchase of 30M shares of our Class A common stock were not impacted by our 1000-for-1 reverse stock split. Neither were the warrants and conversion rights granted to Palisades in June 2008. The fact that all other Class A common shares and related options and warrants were impacted by the split enables Mr. Bernstein and Palisades the ownership interest equal  to 3,000 times that of shareholders effected by the October 2008 reverse stock split.

Our Obligation to Palisade

Under the terms of our obligation under the convertible debentures due Palisades, we have pledged all of our assets as collateral on the debentures, 2) we continue to extend the maturity date of the debentures under terms unfavorable to the Company due to our inability to full pay, 3) the terms of the debentures allow for conversions  into  our Class A common shares at a price equal to the lower of 50% of the average 10 day trading price prior to the conversion or $0.10 allowing Palisades to end up with a significant number of Company common shares, thus diluting our other Class A common shareholders, and 4) the terms of the warrants we granted to Palisades pursuant to the settlement agreement allow Palisades to receive a significant number of our Class A common shares through cashless exercises and very discounted prices also causing the dilution of  our other Class A common shareholders.

Further, as indicated above, Mr. Bernstein has pledged to Palisades the voting rights of his Class B common shares. If the rights are transferred, Palisades would in effect control the Company. In addition, as the Company’s technology has also been pledged as collateral, upon default by the Company, Palisades has the ability to force us our of business.

Dependence on Key Personnel

The operation of the company requires managerial and operational expertise. The Company has no reason to believe that any of its key management personnel will not continue to be active in the Company’s operations. Our key personnel includes Mr. Robert M. Bernstein - CEO and Chairman, Marybeth Micelli – Chief Operating Officer, William Berks – Project Manager, Monty Moshier – consultant (President of Southern Utah Engineering Experts).

Employees

Although the Company believes that it will be able to obtain and maintain an adequate number of competent personnel, there is no assurance that a shortage of qualified operating personnel will not present a serious problem to the Company in the future.

Uninsured Losses

The Company intends to arrange for comprehensive insurance, including general liability, fire and extended coverage and business interruption insurance, which is customarily obtained for similar operations. Although the Company will maintain insurance coverage in amounts believed to be prudent and sufficient, there is a possibility that losses may exceed such coverage limitations. Furthermore, there are certain types of losses (generally of a catastrophic nature, including tornadoes, earthquakes and floods) that are either uninsurable or not economically insurable. Should such a disaster occur, the Company could suffer a loss of the capital invested in, as well as, anticipated profits from any property destroyed by such a casualty.

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

Lack of Controls and Procedures

We have determined that our controls and procedures are not adequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our lack of controls and procedures could cause a failure to timely disclose pertinent financial and other information to our investors causing them to make decisions about our Company using stale or incomplete information.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On July 2, 2009, we issued Palisades 39,762,219 shares of our common stock through the cashless exercise of 40,000,000 warrants. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the “Act”), and the shareholders are accredited investors who are familiar with our operations.

On July 10, 2009, we issued Mr. Robert M. Bernstein, our President, 500,000 shares of our common stock through the cashless exercise of 500,750 options.

On August 11, 2009, we issued 3,000 shares of our common stock for legal services valued at $1,530. The shares were issued as exempted transactions under Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933.

On August 11, 2009, we issued 50,000 shares of our common stock for services rendered in connection to the development of our fatigue sensor. We valued these services at $25,500. The shares were issued as exempted transactions under Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933.

On September 3, 2009, we issued 45,000 shares of our common stock for $5,103. We issued the securities to several non-U.S. persons (as that term is defined in Regulation S of the Act) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Act.

On September 14, 2009, we issued 34,393 shares of our common stock for $2,365. The funds were received in October 2009. We  recorded the $2,365 as common stock subscription receivable on our balance sheet at September 30, 2009. We issued the securities to several non-U.S. persons (as that term is defined in Regulation S of the Act) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Act.

On October 14, 2009, we issued 96,374 shares of our common stock for $4,265. We issued the securities to several non-U.S. persons (as that term is defined in Regulation S of the Act) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Act.

On October 23, 2009, we issued 185,000 shares of our common stock for $5,470. We issued the securities to several non-U.S. persons (as that term is defined in Regulation S of the Act) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Act.

On October 27, 2009, we issued 45,848,403 shares to Palisades through the conversion and cancellation of $859,658 of indebtedness. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the “Act”), and the shareholders are accredited investors who are familiar with our operations.

On November 5, 2009, we issued Mr. Robert M. Bernstein, our President, 1,000,000 shares of our common stock through the cashless exercise of 1,001,500 options. The shares were issued as exempted transactions under Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933.

Item 3.     Defaults Upon Senior Securities.

There have been no events which are required to be reported under this item.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information.

Unresolved Staff Comments

The Company received a comment letter dated September 17, 2009, regarding its Form 10-K for the fiscal year ended  December 31, 2008, Form 10-Q for the quarter ended June 30, 2009. Management is in the process of analyzing and responding to these comments.  The impact of our response could include revising our 10-K and 10-Q. The revisions could also include the restatement of our financial statements.

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

Dated: November 19, 2009	/s/ Robert M. Bernstein
By: Robert M. Bernstein
Its: President, Chief Executive Officer,
and Chief Financial Officer (Principal
Executive Officer, Principal Financial
Officer and Principal Accounting Officer)